Form 10-K405
SUMMIT BANCSHARES INC /TX/
filed 1995-03-29
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994    Commission File Number 0-11986


                         SUMMIT BANCSHARES, INC.
      ------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          TEXAS                                        75-1694807
--------------------------                    ----------------------------
 (State of Incorporation)                         (I.R.S. Employer
                                                 Identification No.)

               1300 Summit Avenue, Fort Worth, Texas 76102
            ----------------------------------------------------
                 (Address of principal executive offices)

                            (817) 336-6817
          -------------------------------------------------------
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $1.25 par value
               --------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was authorized to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 1, 1995 was approximately $25,027,496.

The number of shares of common stock, $1.25 par value, outstanding at March 1, 1995 was 1,570,723 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 21, 1994, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1995 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

                              PART I

ITEM 1.      BUSINESS.

THE CORPORATION. Summit Bancshares, Inc. (the "Corporation"), a corporation incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). At December 31, 1994 the Corporation owned all of the issued and outstanding shares of capital stock of three national banking associations, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") and a nonbank subsidiary, Summit Bancservices, Inc., all located in Fort Worth, Texas.

At December 31, 1994 the Corporation had consolidated total assets of $291,011,000, consolidated total loans of $138,966,000, consolidated total deposits of $259,539,000 and consolidated total shareholders' equity of $25,334,000.

The Corporation provides advice and services to the Subsidiary Banks and coordinates their activities in the areas of financial accounting controls and reports, internal audit programs, regulatory compliance, financial planning and employee benefit programs. However, each Subsidiary Bank operates under the day-to-day management of its own officers and directors.

The Corporation's major source of income is dividends received from the Subsidiary Banks. Dividend payments by the Subsidiary Banks are determined on an individual basis, generally in relation to each Subsidiary Bank's earnings, deposits and capital.

The Corporation's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions and the Corporation has not spent material amounts on research activities.

THE SUBSIDIARY BANKS. The services offered by the Subsidiary Banks are generally those offered by commercial banks of comparable size in their respective areas. Certain of the principle services offered by the Subsidiary Banks are described below.

      Commercial Banking. The Subsidiary Banks provide general commercial banking services for corporate and other business clients located in Tarrant County, Texas. Loans are made for a wide variety of purposes, including interim construction and mortgage financing on real estate and financing of equipment and inventories.

      Consumer Banking. The Subsidiary Banks provide a full range of consumer banking services, including interest and non-interest-bearing checking accounts, various savings programs, installment and real estate loans, money transfers, on-site ATM facilities and safe deposit facilities.

      Securities Services. Summit Bancshares, Inc. through an agreement with BFP Financial Partners, Inc. offers investment brokerage services. BFP Financial Partners, Inc., a subsidiary of Legg Mason, Inc. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Investment Executives are available at each of the Subsidiary Banks and can provide information about the tax free municipals, government securities, stocks, mutual funds, or annuities.

Certain information with respect to each Subsidiary Bank as of December 31, 1994 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.


                                                       As of December 31, 1994
                                  -------------------------------------------------------------------------
                                                            (In Thousands)
                                   Organiza-   Acqui-                                              Share-
Name and Address of                  tion      sition     Total         Total        Total         holder's
 Subsidiary Bank                     Date       Date      Assets        Loans        Deposits       Equity
-------------------                --------    -------    ------       --------      --------      --------

Summit National Bank                1975        1980      $136,753     $ 66,350      $120,848      $11,713
1300 Summit Avenue
Fort Worth, TX 76102

Alta Mesa National Bank             1981        1983      $ 76,881     $ 39,754      $ 70,740      $ 5,883
3000 Alta Mesa Drive
Fort Worth, TX 76133

Camp Bowie National Bank            1984        1984      $ 75,677     $ 34,077      $ 69,256      $ 6,228
3859 Camp Bowie Blvd.
Fort Worth, TX 76107


NON-BANK SUBSIDIARY. Effective January 1, 1993 the Corporation activated its non-bank subsidiary, Summit Bancservices, Inc. ("SBS"), as an operations center to provide data processing and bookkeeping services for the Subsidiary Banks. These services were previously provided to the Subsidiary Banks by Summit National Bank. Before commencing operations, SBS purchased data processing equipment, furniture and fixtures from Summit National Bank for their appraised fair market value as well as certain additional data processing equipment from an unrelated third party vendor. To enable SBS to finance the purchase of such data processing equipment, furniture and fixtures and to provide for working capital, the Corporation contributed $265,000 in cash to SBS, and Summit National Bank loaned SBS $290,000. The loan is evidenced by a promissory note dated January 21, 1993 providing for monthly payments of $9,000, including interest. The note matures on January 15, 1996, is secured by a blanket security interest in all of the assets of SBS, and is guaranteed by the Corporation.

COMPETITION. There is significant competition among bank holding companies in Tarrant County, Texas and the Corporation believes that such competition among such bank holding companies will continue in the future.

Additionally, the Subsidiary Banks encounter intense competition in their commercial banking businesses, primarily from other banks represented in their respective market areas, many of which have far greater assets and financial resources. The Subsidiary Banks also encounter intense competition in their commercial banking businesses from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies and certain other types of financial institutions located in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel.

EMPLOYEES. As of December 31, 1994 the Corporation and the Subsidiary Banks collectively had a total of 119 full-time employees and 6 part-time employees.

SUPERVISION AND REGULATION.

GENERAL. The Corporation and the Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Corporation and the Subsidiary Banks. The operations of the Corporation and the Subsidiary Banks may be affected by legislative changes and by the policies of various regulatory authorities. The Corporation is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). A bank holding company is required to file with the FRB an annual report and to provide such additional information regarding its business operations and those of its subsidiaries as the FRB may require.

With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than five percent (5%) of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

Prior to September 29, 1994, the BHC Act prohibited the acquisition by a bank holding company of shares of a bank located outside the home state of such bank holding company unless such acquisition was specifically authorized by statute of the state in which the bank is located. Under the BHC Act, an interstate banking corporation was previously required to establish a separate bank holding company in each state where it intended to acquire a national or state bank unless the laws of a particular state permitted acquisition by out-of-state bank holding companies. However, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, Public Law 103-328 (the "Interstate Banking Act"), the Federal Reserve Board may now approve applications by a bank holding company to acquire control of, or substantially all of the assets of, a bank located in a state other than the home state of such bank holding company. The Interstate Banking Act also permits merger transactions between banks with different home states including, under limited circumstances, an interstate merger transaction involving the acquisition of a branch of an insured bank without the acquisition of the bank itself. The Interstate Banking Act also permits national banks to engage in consolidations or mergers with out-of-state banks and permits the Comptroller of the Currency to approve applications by a national bank to establish and operate a de novo branch in a state other than the national bank's home state, if the law of the state where the branch will be located permits all out-of-state banks to establish de novo branches in such state. The Interstate Banking Act will also permit foreign banks, under certain conditions, to establish and operate a foreign bank. Subject to the terms of the Interstate Banking Act, and to regulations to be adopted by the Federal Reserve Board, Comptroller of the Currency and Federal Deposit Insurance Corporation under this Act, it will now be substantially easier for interstate banking corporations and bank holding companies to acquire banks and establish branch facilities throughout the United States, thereby increasing competition between and among banks and bank holding companies, as well as between commercial banks and other financial institutions.

Notwithstanding the foregoing description of the Interstate Banking Act, the provisions regarding out-of-state mergers, acquisition and branch banking will not generally apply to the Corporation or its Subsidiary Banks until June 1, 1997, unless the State of Texas enacts a law accelerating the effective date of the provision permitting interstate merger transactions. Conversely, the Interstate Banking Act also permits the State of Texas, prior to June 1,
1997 effective date of the Interstate Banking Act, to enact a law expressly prohibiting merger transactions involving out-of-state banks and bank
holding companies.   Currently the Texas Banking Code of 1943, as amended,
permits the acquisition of banks domiciled in Texas by out-of-state bank holding companies. However, an out-of-state bank holding company cannot own or control (i) a newly formed bank, (ii) both a bank and a savings and loan association located in Texas, or (iii) both a bank and a non-bank located in Texas. Texas banks acquired by an out-of-state bank holding company must be adequately capitalized and the board of directors of any such bank must have a Texas resident majority (which majority does not include insiders of the bank or the bank holding company). Unlike similar laws which have been adopted in other states, Texas law does not limit the geographic region of out-of-state bank holding companies that may acquire a Texas bank, nor does it require a reciprocal law in the out-of-state bank holding company's home state. The lack of such requirements significantly increases the number of bank holding companies eligible to invest in Texas. An out-of-state bank holding company seeking to acquire ownership or control of a Texas state bank, national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Subsidiary Banks for its cash needs, including funds for payment of dividends, interest and operating expenses.

Under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. For example, a Subsidiary Bank may not generally require a customer to obtain other services from the Subsidiary Bank or the Corporation, and may not require that customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

Additionally, under the BHC Act the FRB is endowed with cease and desist powers over bank holding companies and non-banking subsidiaries to forestall activities which represent unsafe or unsound practices or constitute violations of law. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHC Act in amounts up to $25,000 for each day's violation, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

Beginning January 1, 1994, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the FRB's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the FRB can assess for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be high as $1,000,000 per day. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

The FRB has adopted risk-based capital standards and a minimum leverage ratio applicable to bank holding companies. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources."

NATIONAL BANK REGULATION. The Subsidiary Banks are national banking associations organized under the laws of the United States pursuant to the provisions of the National Bank Act.

The Subsidiary Banks are subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency (the "OCC"), which may prohibit the Subsidiary Banks from engaging in what the OCC believes constitutes unsafe or unsound banking practices.

The interest and usury laws of the state of Texas, which laws are preempted to a certain extent by federal law, generally limit the amount of interest which lenders, including the Subsidiary Banks, may charge on loans. This limit may vary depending upon, among other things, the identity, nature and location of the lender and the particular state or federal law applicable thereto, and the type of loan.

Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Texas law permits state banks to engage in unlimited branch banking. Accordingly, national banks domiciled in Texas are permitted to engage in unlimited branch banking. A national bank seeking to establish such a branch must obtain the prior approval of the OCC.

Substantially all of the Corporation's cash flow is derived from dividends paid by the Subsidiary Banks. The Subsidiary Banks are subject to various restrictions imposed by the National Bank Act relating to the declaration and payment of dividends. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividends."

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. The federal banking agencies are required to make public a rating of a bank's performance under CRA. These factors are also considered by the FRB and the OCC in evaluating mergers, acquisitions and applications to open a branch or facility.

The Subsidiary Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and
(ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Subsidiary Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on a Subsidiary Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Subsidiary Bank, the imposition of a cease and desist order, and other regulatory sanctions.

The OCC has adopted risk-based capital standards and a minimum leverage ratio for national banks which are substantially similar to the risk-based capital standards and the minimum leverage ratio adopted by the FRB for bank holding companies. The Subsidiary Banks are currently, and expect to continue to be, in compliance with the risk-based capital standards and the minimum leverage ratio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources."

DEPOSIT INSURANCE. As Federal Deposit Insurance Corporation ("FDIC") member institutions, the deposits of the Subsidiary Banks are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC, and the Subsidiary Banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources

                                     -6-
or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Such premiums currently range from 0.23% of insured deposits to 0.31% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. All of the Subsidiary Banks are currently being assessed at the lowest rate of $0.23 per $100 of deposits.

Also, under FIRREA a depository institution insured by the FDIC can be held liable for any loss incurred by the FDIC in connection with (i) the failure of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of failure (the "Cross Guarantee"). The Cross Guarantee thus enables the FDIC to assess a bank holding company's healthy BIF members for the losses of any of such bank holding company's failed BIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

INTERNAL OPERATING REQUIREMENTS. FDICIA requires financial institutions with over $500 million in assets to file an annual report with its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) for financial reporting and complying with designated safety and soundness laws and regulations; (3) a separate assessment by management of the effectiveness of the internal controls and the institutions' internal controls for financial reporting. The independent public accountant also must report separately on the institution's compliance with designated safety and soundness laws and rules.

MONETARY POLICY. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.      PROPERTIES.

THE CORPORATION. The Corporation is located on the sixth floor of an eight-story office building located at 1300 Summit Avenue, Fort Worth, Texas. The building is owned by an unrelated third-party. The Corporation occupies 4,978 square feet of floor space in the building pursuant to a lease agreement which expires on December 31, 1999 and pays monthly rental of $4,771 for such space.

In 1985 the Corporation entered into a ground lease agreement with Alta Mesa National Bank pursuant to which the Corporation leases a 2.25 acre tract of land owned by Alta Mesa National Bank at a monthly rental of $5,600. See "ITEM 2. PROPERTIES - Alta Mesa National Bank." During 1986 the Corporation constructed a three-story building (containing approximately 43,000 square feet) on such 2.25 acre tract of land at a cost of approximately $2,500,000. On October 1, 1986 the Corporation entered into a 15-year lease agreement with Alta Mesa National Bank pursuant to which the Corporation leases approximately 9,700 square feet of floor space in such building to Alta Mesa National Bank. The lease agreement requires monthly rental payments to the Corporation of approximately $14,288.

SUMMIT NATIONAL BANK. Summit National Bank is located on the first floor of the same office building in which the Corporation's offices are located. Summit National Bank occupies 12,264 square feet of floor space in the building which is owned by an unrelated third-party. The space is leased by Summit National Bank under a lease agreement expiring in December 1999 that requires monthly base rental payments of $8,176. Under the terms of the lease agreement, Summit National Bank has the option of extending the lease agreement for two (2) successive additional terms of five (5) years each at 90% of market rate.

Summit National Bank owns in fee a tract of land consisting of approximately
0.5 acres located near its principal place of business upon which it is operating a detached motor bank facility.

Summit National Bank also owns in fee an improved tract of land consisting of approximately 18,000 square feet located at 500 Eighth Avenue, Fort Worth, Texas. Pursuant to a lease agreement dated January 1, 1993, Summit National Bank leases this tract of land, together with the one-story building thereon, to SBS. The lease agreement is for a term of three (3) years and provides for monthly rental payments of $3,069.50 to Summit National Bank.

ALTA MESA NATIONAL BANK. Alta Mesa National Bank is located on the first floor of a three-story building located at 3000 Alta Mesa Boulevard, Fort Worth, Texas. The building, which contains approximately 43,000 square feet of floor space, was completed by the Corporation in 1986. On October 1, 1986 the Corporation entered into a lease agreement with Alta Mesa National Bank pursuant to which the Corporation leases approximately 9,700 square feet of floor space to Alta Mesa National Bank. The tract of land upon which the building is located is owned by Alta Mesa National Bank and consists of approximately 2.25 acres. In 1985 the Corporation entered into a ground lease agreement with Alta Mesa National Bank pursuant to which the Corporation leases the 2.25 acre tract of land from Alta Mesa National Bank. See "ITEM 2. PROPERTIES - The Corporation."

Alta Mesa National Bank also owns a 1.5 acre tract of land located adjacent to its principal place of business which it purchased in 1982 from an unaffiliated third party for $214,500. Alta Mesa National Bank is operating a detached motor bank facility on such 1.5 acre tract of land.

CAMP BOWIE NATIONAL BANK. Camp Bowie National Bank is located at 3859 Camp Bowie Boulevard, Fort Worth, Texas. The tract of land upon which the offices of Camp Bowie National Bank are situated consists of approximately 1.2 acres of land. The tract of land and building presently located thereon were acquired by Camp Bowie National Bank from an unaffiliated third-party for approximately $747,941. In 1985 the Corporation completed renovating the existing improvements presently located on the 1.2 acre tract of land at a cost of $1,887,800. Camp Bowie National Bank subsequently purchased the improvements from the Corporation at book value. The building contains approximately 15,000 square feet of floor space. Camp Bowie National Bank also owns a 13,000 square foot parking lot on Crestline Road.


ITEM 3.   LEGAL PROCEEDINGS.

In the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which it or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1994.


ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 18, 1995, their respective ages, and their present positions with the Corporation are as follows:

                               Position With               Position Held
Name                  Age     the Corporation                  Since
-----------------------------------------------------------------------------

Philip E. Norwood     45     President and Chief                1993
                             Executive Officer

James L. Murray       62     Chairman of the Board              1985

F. S. Gunn            61     Vice Chairman                      1993

Jeffrey M. Harp       46     Executive Vice President,          1993
                             Chief Operating Officer
                             and Secretary/Treasurer

Bob G. Scott          57     Senior Vice President and          1994
                             Chief Financial Officer

The business experience of each of these executive officers during the past five (5) years is set forth below:

Mr. Norwood became President of Camp Bowie National Bank in July 1994, President and Chief Executive Officer of the Corporation in October 1993 and Chairman of the Board and Chief Executive Officer of Alta Mesa National Bank in December 1992, and continues to serve in these capacities. He has served as a director of the Corporation since March 1984. From January 1990 to October 1993 Mr. Norwood served as Secretary of the Corporation, from December 1992 to October 1993 he served as Executive Vice President of the Corporation, and from March 1984 to January 1990 he served as Secretary and Treasurer of the Corporation. From April 1981 to December 1992 Mr. Norwood served as President of Alta Mesa National Bank. Mr. Norwood has served as a director of Alta Mesa National Bank since April 1981, as a director of Summit National Bank since March 1983 and as a director of Camp Bowie National Bank since January 1990.

Mr. Murray became Chairman of the Board of the Corporation in January 1985, and Chairman of the Board of Camp Bowie National Bank in January 1990, and continues to serve in these capacities. Mr. Murray served as Chief Executive Officer of the Corporation From January 1990 to October 1993, as President of the Corporation from 1979 to January 1985, as President of Camp Bowie National Bank from January 1990 to January 1994, and as Chairman of the Board of Directors of Summit National Bank from October 1981 to January 1990. He has served as a director of Summit National Bank since January 1975 and of Camp Bowie National Bank since April 1985. Additionally, Mr. Murray was a director of Alta Mesa National Bank from April 1981 to April 1985. He was reelected to the Board of Directors of Alta Mesa National Bank in January 1990.

Mr. Gunn became Vice Chairman of the Board of the Corporation in October 1993. From January 1990 to October 1993 Mr. Gunn served as President of the Corporation, and from January 1985 to January 1990 he previously served as Vice Chairman of the Board of the Corporation. Mr. Gunn has served as Chairman of the Board of Summit National Bank since January 1991, and served as President of Summit National Bank from October 1981 to January 1991. He has served as a director of Summit National Bank since January 1975, as a director of Alta Mesa National Bank since March 1982 and as a director of Camp Bowie National Bank since January 1990.

Mr. Harp became Chief Operating Officer and Secretary of the Corporation in October 1993, Executive Vice President of the Corporation in December 1992, and Treasurer and a director of the Corporation in January 1990, and continues to serve in these capacities. He has served as President and Chief Executive Officer of Summit National Bank since January 1991, and served as Executive Vice President of Summit National Bank from February 1985 to December 1990.
He has served as a director of Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank since January 1990.

Mr. Scott became Senior Vice President and Chief Financial Officer in June 1994, and continues to serve in that capacity. From February 1992 to June 1994 Mr. Scott was a Senior Vice President with Alexander and Alexander of Texas, Inc. Prior to February 1992, Mr. Scott was a financial officer with Team Bancshares, Inc., Fort Worth, Texas and with Texas American Bancshares, Inc.

No family relationships exist among the executive officers and directors of the Corporation.


                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

MARKET INFORMATION. Since May 3, 1993 the Corporation's Common Stock has been traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low closing bid quotations of the Corporation's Common Stock for the periods indicated:

                                           Bid
                                 ----------------------
                                   High           Low
                                 --------       --------
1993 Fiscal Year:
Second Quarter                   $ 14.75        $ 11.75
Third Quarter                      20.00          13.00
Fourth Quarter                     20.50          16.75

1994 Fiscal Year:
First Quarter                      19.50          17.00
Second Quarter                     19.00          16.875
Third Quarter                      21.00          17.50
Fourth Quarter                     22.75          20.00

On March 1, 1995 the closing bid and asked quotations reported for the Common Stock were $20.75 and $21.75, respectively. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Prior to May 3, 1993 there was no established public trading market for the issued and outstanding shares of Common Stock of the Corporation. According-ly, there exists no published information with respect to market prices before that date. From time to time, however, moderate numbers of shares of Common Stock were transferred on the books of the Corporation. During the first quarter of 1993, 38,016 shares of Common Stock traded in 14 transactions at an average price per share of $8.68. This data has been restated to reflect a two-for-one stock split effected on April 21, 1993. Due to the limited trading volume, however, this average price may not reflect true market value.

SHAREHOLDERS. At the close of business on March 1, 1995 there were 682 shareholders of record of Common Stock of the Corporation.

DIVIDENDS. The Corporation has paid regular cash dividends on its common stock on a quarterly basis since the beginning of 1993. The Corporation also paid a special non-recurring dividend in the first quarter of 1993. The following table sets forth, for each quarter since the beginning of 1993, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods. Data has been restated to reflect a two-for-one stock split effected on April 21, 1993.

             1993                Dividends Per Share
      -------------------        -------------------
          First Quarter(1)              $ 0.125
          Second Quarter                   0.03
          Third Quarter                    0.03
          Fourth Quarter                   0.03

             1994
      -------------------
          First Quarter                  $ 0.09
          Second Quarter                   0.09
          Third Quarter                    0.09
          Fourth Quarter                   0.09

-------------------------------------
<FN1>
(1)       Includes a $0.10 special non-recurring dividend.

Although the Board of Directors intends to continue to pay quarterly cash dividends in the future, there can be no assurance that cash dividends will continue to be paid in the future or, if paid, that such cash dividends will be comparable to cash dividends previously paid by the Corporation, since future dividend policy is subject to the discretion of the Board of Directors of the Corporation and will depend upon a number of factors, including future earnings of the Corporation, the financial condition of the Corporation, the Corporation's cash needs, general business conditions and the amount of dividends paid to the Corporation by the Subsidiary Banks.

The principal source of the Corporation's cash revenues is dividends received from the Subsidiary Banks. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years. Under FDICIA, a Subsidiary
Bank may not pay a dividend if, after paying the dividend, the Subsidiary Bank would be undercapitalized.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Subsidiary Banks and the Corporation are not currently subject to any regulatory restrictions on their dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data):

                                                         Years Ended December 31,
                                           ----------------------------------------------------
                                             1994       1993       1992       1991       1990
                                           --------   --------   --------   --------   --------
Summary of Earnings:
Interest Income                           $ 18,143   $ 17,095   $ 18,092   $ 20,000   $ 20,385
Interest Expense                             5,625      5,235      6,860     10,915     12,199
                                           -------    -------    -------    -------     ------
Net Interest Income                         12,518     11,860     11,232      9,085      8,186
Provision (Credit) for Loan Losses            (114)        23        421      1,357      1,495
Securities Gains (Losses)                     (152)         3         69          9        -0-
Non-interest Income                          2,520      2,646      2,314      2,054      1,674
Non-interest Expense                         8,866      8,946      8,793      7,941      7,780
                                            ------     ------     ------     ------     ------
Earnings Before Income Taxes                 6,134      5,540      4,401      1,850        585
Income Tax Expense                           2,094      1,809      1,397        612        105
                                            ------     ------     ------     ------     ------
Income Before Extraordinary Item             4,040      3,731      3,004      1,238        480
Net Income                                   4,040      3,731      3,236      1,238        480

Balance Sheet Data (at period-end):
Total Assets                              $291,011   $280,688   $266,549   $256,425   $244,428
Investment Securities                      114,722    112,315     96,036     84,758     69,704
Loans, Net of Unearned Discount            138,966    127,250    124,843    120,677    120,498
Reserve for Loan Losses                      2,410      2,594      2,810      2,934      3,276
Demand Deposits                             72,992     61,165     57,607     49,992     43,607
Total Deposits                             259,539    254,151    242,929    232,528    221,981
Long-term Debt and Notes Payable               250        500        750      1,700      2,200
Stockholders' Equity                        25,334     22,978     19,501     16,304     15,121

Per Share Data:
Net Income Before Extraordinary Item      $   2.58   $   2.41   $   1.94   $    .80   $    .31
Book Value - Period-End*                     16.60      14.74      12.63      10.50       9.65
Dividends Paid                                 .36       .215        -0-        -0-        -0-
Weighted Average Shares Outstanding          1,568      1,548      1,549      1,559      1,569

Selected Performance Ratios:
Return on Average Assets                     1.43%      1.40%      1.28%       .50%       .20%
Return on Average Stockholders' Equity*     16.55      17.75      18.24       7.91       3.23
Net Interest Margin (tax equivalent)         4.85       4.90       4.91       4.08       3.93

Asset Quality Ratios:
Non-Performing Loans to Total
   Loans - Period-End                         .46%     1.17%       1.18%       4.53%     6.23%
Allowance for Loan Losses to
   Total Loans - Period-End                  1.73      2.04        2.25        2.43      2.72
Allowance for Loan Losses to
   Non-performing Loans - Period-End        375.0     174.0       190.0        54.0      44.0
Net Charge-Offs to Average Loans              .05       .19         .45        1.40      1.62

Capital Ratios:
Stockholders' Equity * to Total
   Assets - Period-End                       9.04%     8.19%       7.32%       6.36%     6.19%
Average Stockholders' Equity*
   to Average Assets                         8.64      7.89        6.99        6.30      6.33
Total Risk-based Capital to Risk
   Weighted Assets - at Period-End**        18.09     17.53       15.62       13.38     12.35
Leverage Ratio - at Period-End**             8.69      8.18        7.32        6.36      6.19

* Before adjustment for unrealized gains and losses on Available for Sale securities.
**    Calculated in accordance with Federal Reserve guidelines
currently in effect.

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 1994 and 1993 follows (in thousands except for per share data):

                                              First           Second         Third           Fourth
                                              Quarter         Quarter        Quarter         Quarter
                                              -------         -------        -------         -------
1994:
---------
Interest Income                               $4,178          $4,396         $4,652          $4,917
Interest Expense                               1,224           1,315          1,462           1,624
Net Interest Income                            2,954           3,081          3,190           3,293
Provision (Credit) for Loan Losses                20              10           (113)            (31)
Non-interest Income                              635             589            522             622
Non-interest Expense                           2,091           2,146          2,268           2,361
Income Tax Expense                               499             517            530             548
Net Income                                       979             997          1,027           1,037

Per Share Data:
  Net Income                                  $  .62          $  .64         $  .66          $  .66
  Dividends Paid                                 .09             .09            .09             .09
  Stock Price Range:
    High                                       19.50           19.00          21.00           22.75
    Low                                        17.00           16.87          17.50           20.00
    Close                                      17.00           17.75          21.00           20.00


1993:
--------
Interest Income                               $4,253          $4,300         $4,294          $4,248
Interest Expense                               1,342           1,305          1,308           1,280
Net Interest Income                            2,911           2,995          2,986           2,968
Provision for Loan Losses                         10              13           -0-             -0-
Non-interest Income                              679             731            665             574
Non-interest Expense                           2,246           2,271          2,220           2,209
Income Tax Expense                               436             481            480             412
Net Income                                       898             961            951             921

Per Share Data:
  Net Income                                  $ .58           $  .62         $  .62          $  .59
  Dividends Paid                                .125             .03            .03             .03
  Stock Price Range:
    High                                         n/a           14.75          20.00           20.50
    Low                                          n/a           11.75          13.00           16.75
    Close                                        n/a           13.12          19.00           18.25

Note:       Prior to May 3, 1993 there was no established public trading market for the issued and outstanding shares of common stock of the Corporation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere in this report.

PERFORMANCE SUMMARY

Net income for 1994 was $4.0 million, an increase of $309,000, or 8.3%, over the $3.7 million recorded for 1993. On a weighted average share basis, net income for 1994 was $2.58 per share as compared to $2.41 per share for 1993, an increase of 7.1%. The major contribution to the improved earnings during 1994 was a 5.5% increase in net interest income. Net income for 1994 also benefited from a $114,000 credit to the provision for loan losses as compared to a charge to the provision of $23,000 in 1993 as the continued improvement in loan quality presented the opportunity to reduce the allowance for loan losses. In 1994 non-interest expense declined 0.9% primarily due to significantly lower cost related to other real estate owned ($303,000 expense in 1993 as compared to $41,000 income in 1994). The improvement in earnings was marginally offset by a loss on the sale of investment securities of $152,000 and lower fee income for deposit services of $95,000.

During 1994, the Corporation's return on assets was 1.43% compared to 1.40% and 1.28% for 1993 and 1992, respectively. The Corporation's return on stockholders' equity for 1994 was 16.55% compared to 17.75% and 18.24% for the previous two years. The 1994 measurement considers stockholders' equity before adjustment for unrealized gains and losses related to investment securities that are designated available for sale. See a discussion later in this report for an explanation of this adjustment. The decline in the return on stockholders' equity is due to the increased capital of the Corporation as reflected in the indicator of average stockholders' equity to total average assets which was 8.64%, 7.89%, and 6.99% for the years 1994, 1993 and 1992, respectively, which reflects the Corporation's strong, growing capital position. At December 31, 1994, this indicator was 9.04%.

Net income for 1993 was $3.7 million compared to net income of $3.2 million for 1992 which included an extraordinary gain of $.2 million related to extinguishment of debt in 1992. The increase in earnings for 1993 was also attributable to increased net interest income and reduced provision for loan losses.

The following table shows selected key performance ratios over the last three
(3) years:

                                                                      1994                      1993                     1992
                                                                     ------                    ------                   ------
Return on Average Assets                                               1.43%                     1.40%                    1.28%
Return on Average Stockholders' Equity*                               16.55                     17.75                    18.24
Stockholders' Equity* to Assets - Average                              8.64                      7.89                     6.99

*   Before adjustment for unrealized gains and losses on Available for Sale securities.

The ratio, return on assets, is calculated by dividing net income by average total assets for the year. The return on equity ratio is calculated by dividing net income by average shareholders' equity for the year. The equity to assets ratio is calculated by dividing average shareholders' equity by average total assets for the year.

NET INTEREST INCOME. Net interest income is the difference between interest earned on earning assets and interest paid for the funds supporting those assets. The largest category of earning assets consists of loans to businesses and individuals. The second largest is investment securities. Net interest income is the principal source of the Corporation's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, effect net interest income. For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments, is adjusted by an increment which equates tax-exempt income to interest from taxable assets.

Net interest income (tax equivalent) for 1994 was $12.6 million, an increase of $646,000, or 5.4% compared to the prior year. The net increase reflected a $1.04 million increase in interest income which was offset by a $390,000 increase in interest expense. The Corporation's yield on earning assets decreased to 7.03% in 1994, from 7.05% for 1993. Rates paid on the Corporation's interest-bearing liabilities in 1994, primarily time deposits, increased 14 basis points reflecting the general increase in market interest rates during the year. Also contributing to the improved net interest income for 1994 was the increase in non-interest bearing demand deposits. In 1994, the average balance of demand deposits increased 14.8%, with demand deposits representing 25% of total deposits.

SUMMARY OF EARNING ASSETS AND INTEREST BEARING LIABILITIES

Although the year-end detail provides satisfactory indicators of general trends, the daily average balance sheets are more meaningful for analysis purposes than year-end data because averages reflect the day-to-day fluctuations that are common to bank balance sheets. Also, average balances for earning assets and interest-bearing liabilities can be related directly to the components of interest income and interest expense on the statements of income. This provides the basis for analysis of rates earned and paid, and sources of increases and decreases in net interest income as derived from changes in volumes and rates. The following schedule presents average balance sheets for the most recent three years in a format that highlights earning assets and interest-bearing liabilities.

                                                                   Years Ended December 31,
                              ----------------------------------------------------------------------------------------------------
                                          1994                             1993                                1992
                              ------------------------------   -------------------------------     --------------------------------
                              Average             Average      Average              Average        Average               Average
(Dollars in Thousands)        Balance   Interest  Yield/Rate   Balance    Interest  Yield/Rate     Balance    Interest   Yield/Rate
                              -------   --------  ----------   -------    --------  ----------     -------    --------   ----------
Earning Assets:
 Time Deposits in Banks       $  -0-    $   -0-      --        $     67   $      2     2.99%       $     40   $     2       7.55%
 Federal Funds Sold             14,373      614     4.28%        17,685        535     3.03          18,617       646       3.47
 Investment Securities
   (Taxable)                   111,917    6,042     5.40         97,200      5,693     5.86          87,749     6,142       7.00
 Investment Securities
   (Tax-exempt)                    419       48    11.46            801         90    11.24           1,434       156      10.88
 Loans, Net of Unearned
    Discount (1)               132,079   11,480     8.69        127,375     10,828     8.50         122,398    11,227       9.17
                               -------   ------                 -------     ------                  -------    ------
Total Earning Assets           258,788   18,184     7.03        243,128     17,148     7.05         230,238    18,173       7.89
                                         ------                             ------                             ------
Non-interest Earning Assets:
 Cash and Due From Banks        15,968                           15,406                              14,828
 Other Assets                   10,252                           10,541                              11,582
 Allowance for Loan Losses      (2,604)                          (2,801)                             (2,837)
                              --------                         --------                            --------
Total Assets                  $282,404                         $266,274                            $253,811
                              ========                         ========                            ========

Interest-Bearing Liabilities:
 Interest-Bearing Transaction
    Accounts                  $102,199    2,694     2.64       $ 96,421       2,370    2.46        $ 84,293     2,643       3.14
 Savings                        18,435      467     2.53         16,718         426    2.55          14,546       483       3.32
 Savings Certificates           47,102    1,582     3.36         50,238       1,664    3.32          57,676     2,553       4.43
 Certificates of Deposit
    $100,000 or more            21,976      759     3.46         22,060         681    3.09          24,069       959       3.98
 Other Time                        232        8     3.29            205           8    2.93             107         4       3.74
 Other Borrowings                2,477       91     3.67          2,022          49    2.42           4,790       135       2.81
 Notes Payable                     323       24     7.55            570          37    6.49           1,276        83       6.50
                              --------    -----                --------       -----                --------     -----
Total Interest-Bearing
    Liabilities                192,744    5,625     2.92        188,234       5,235    2.78         186,757     6,860       3.67
                                          -----                               -----                             -----

Non Interest-Bearing
    Liabilities:
 Demand Deposits                64,431                           56,101                              48,603
 Other Liabilities               1,000                              920                                 713
 Shareholders' Equity           24,229                           21,019                              17,738
                              --------                         --------                            --------
Total Liabilities and
    Shareholders' Equity      $282,404                         $266,274                            $253,811
                              ========                         ========                            ========

Net Interest Income and
  Margin (T/E Basis)(2)                 $12,559     4.85                  $11,913      4.90                   $11,313       4.91
                                        =======                           =======                             =======

(1)   Loan interest income includes fees and loan volumes include loans on non-accrual.

(2)   Presented on a tax equivalent basis (T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 4.85% for 1994, a five basis point decline from the previous year. This decline in the margin reflected the somewhat higher cost of funds in 1994.

The table below analyzes the increase in net interest income for each of the years ended December 31, 1994 and 1993 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on these investments. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                            1994 vs. 1993                       1993 vs. 1992
                                                         Increase (Decrease)                 Increase (Decrease)
                                                           Due to Changes in:                 Due to Changes in:
                                                    -----------------------------       -------------------------------
(Dollars in Thousands)                              Volume      Rate       Total        Volume      Rate          Total
                                                    ------      -----     ------        ------      -----        ------
Interest Earning Assets:
  Federal Funds Sold and Deposits with Banks        $ (117)     $ 194     $  77         $  (27)     $  (84)      $ (111)
  Investment Securities (Taxable)                      839       (490)      349            592      (1,040)        (448)
  Investment Securities (Tax-exempt)                   (44)         2       (42)           (69)          3          (66)
  Loans, Net of Unearned Discount                      410        242       652            433        (833)        (400)
                                                    -------     ------    ------        -------     -------      -------
  Total Interest Income                              1,088        (52)    1,036            929      (1,954)      (1,025)
                                                    -------     ------    -----         ------      -------      -------
Interest-Bearing Liabilities:
  Deposits                                            (54)        415       361            141      (1,634)      (1,493)
  Other Borrowings                                     21          21        42            (77)         (9)         (86)
  Notes Payable                                       (16)          3       (13)           (46)        -0-          (46)
                                                    ------      ------    ------        -------     -------      -------
  Total Interest Expense                              (49)        439       390             18      (1,643)      (1,625)
                                                    ------      ------    ------        -------     -------      -------
Net Interest Income                                 $1,137      $(491)    $ 646         $  911      $ (311)      $  600
                                                    =======     ======    ======        =======     =======      =======

Net interest income for 1993 increased $600,000, or 5.3% over the prior year. In this same period interest expense declined $1.6 million as interest rates declined. In 1993 the net interest margin averaged 4.90%, one basis point lower than the prior year.

Non-interest Income. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands).

                                                            1994                               1993                      1992
                                                    -----------------------            -----------------------          ------
                                                    Amount         % Change            Amount         % Change          Amount
                                                    ------         --------            ------         --------          ------
Service Charges on
  Deposit Accounts                                  $1,548         (5.8%)              $1,643          1.9%            $1,613
Non-recurring Income                                   250         15.7                   216         78.5                121
Gain (loss) on Sale of
  Investment Securities                               (152)         --                      3          --                  69
Other Non-interest Income                              722         (8.3)                  787         35.7                580
                                                    ------                             ------                          ------
    Total Non-interest Income                       $2,368         (10.6)              $2,649         11.2             $2,383
                                                    ======                             ======                          ======

The decrease in non-interest income in 1994 is primarily due to the loss on the sale of investment securities. The sale of securities provided an opportunity to reinvest the proceeds at higher earning rates and restructure the maturity structure of the portfolio for future benefits.

Service charges on deposits declined in 1994 as a result of a decrease in account overdraft fees and service fees because of higher demand deposit account balances.

Non-recurring income in 1994 is interest recovered on loans charged-off in prior years. The 1993 non-recurring income reflects a $106,000 gain on the sale of land previously held for expansion and interest recovered on loans charged-off in previous years.

NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Corporation other than interest expense, loan loss provision and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                                1994                           1993                    1992
                                                        ---------------------         ----------------------          ------
                                                        Amount       % Change         Amount        % Change          Amount
                                                        ------       --------         ------        --------          -------
Salaries and Employee Benefits                          $5,003         8.4%           $4,615          9.8%           $4,202
Occupancy Expense - Net                                    646        (8.5)              706         10.8               636
Furniture and Equipment Expense                            547        11.9               489         28.3               381
Other Real Estate Owned Expense                            (41)        --                303        (62.6)              811
Other Expenses:
 Business Development                                      392        18.1               332          8.8               305
 Insurance - Other                                         135         6.3               127        (13.6)              147
 Legal and Professional Fees                               357       (15.8)              424          9.3               388
 Other Taxes                                                83        13.7                73         15.9                63
 Postage and Courier                                       228         --                228        (14.0)              265
 Printing and Supplies                                     303         4.8               289          7.4               269
 Regulatory Fees and Assessments                           666          .6               661         11.1               596
 Other Operating Expenses                                  547       (21.6)              699         (4.4)              730
                                                        ------                        ------                         ------
  Total Other Expenses                                   2,711        (4.3)            2,833          2.5             2,763
                                                        ------                        ------                         ------
Total Non-interest Expense                              $8,866         (.9)           $8,946          1.7            $8,793
                                                        ======                        ======                         ======

Total non-interest expense declined .9% in 1994 over 1993 reflecting declines in other real estate owned expenses, occupancy expenses, legal and professional expenses and other operating expenses. As a percent of average assets, non-interest expenses declined from 3.36% in 1993 to 3.14% in 1994 and resulted in an "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) of 59.7%. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

The increase in salaries and employee benefits for 1994 is due to salary merit increases, incentive compensation increases and an increase in other employee benefits, such as training. Also, the number of full-time equivalent employees increased by three in 1994 to an average full-time equivalent of 121.

The decrease in occupancy expense is primarily due to a decline in building maintenance costs and lower amortization expense of tenant improvements in the Corporation-owned Alta Mesa National Bank Building.

The increase in furniture and equipment expense is primarily a result of increased depreciation for new data processing equipment acquired in 1993.

The decline in other real estate owned expense reflects a 46% decline in the average balance of other real estate owned and that there were no writedowns of other real estate in 1994 compared to $58,000 of writedowns in the prior year. Other real estate owned expense includes operating expenses net of rental income, writedowns and net gains and losses from sales.

Other operating expenses declined in 1994 due to a decrease in various miscellaneous operating costs.

Regulatory fees and assessments increased in 1993 due to the increase in FDIC insurance premiums on deposits. It is expected that in 1995 these insurance premium rates will decline providing an opportunity for the Corporation to reflect somewhat lower expense in this category.

Other operating expenses in 1992 include $184,000 accrued for interest to the Internal Revenue Service related to the IRS examination of tax years 1989 and 1990 and approximately $130,000 in other non-recurring expenses.

FEDERAL AND STATE INCOME TAX EXPENSE. The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993. See Note 9 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $2.1 million for federal income taxes for 1994, resulting in an effective tax rate of 34.1%.

INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 1994, classified as to whether the security is to be Held-to-Maturity or is Available for Sale (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                      December 31, 1994
                                 ---------------------------------------------------------------------------------------------
                                                           Due 1 to            Due 5 to             Due After
                                 Due 1 Year or Less         5 Years            10 Years             10 Years
                                 ------------------    ----------------     --------------       ---------------
(Dollars in Thousands)           Amount    Yield       Amount    Yield      Amount    Yield      Amount    Yield       Total
                                 ------    -----       ------    -----      ------    -----      ------    -----      --------
U.S. Treasury Securities - HTM   $ 9,029   5.96%       $29,171    5.52%     $ -0-      --        $ -0-      --        $ 38,200
U.S. Treasury Securities - AFS     6,994   5.74         41,579    6.08        -0-      --          -0-      --          48,573
                                 -------               -------              ------               ------               --------
Total                             16,023   5.87         70,750    5.85        -0-                  -0-                  86,773
                                 -------               -------              ------               ------               --------
U.S. Government Agencies - HTM      -0-     --          14,244    5.50      1,047     7.42%        -0-      --          15,291
U.S. Government Agencies - AFS       503   4.26          1,998    7.77        532     6.51         -0-      --           3,033
                                 -------               -------              ------               ------               --------
Total                                503   4.26         16,242    5.78      1,579     7.11         -0-                  18,324
                                 -------               -------              ------               ------               --------
U.S. Government Agency Mortgage
  Backed Securities - HTM           -0-     --           3,416    5.45        -0-     --          3,136    5.47%         6,552
U.S. Government Agency Mortgage
  Backed Securities - AFS           -0-     --             869    7.39        -0-     --          2,879    5.19          3,748
                                 -------               -------              ------               ------               --------
Total                               -0-                  4,285    5.85        -0-                 6,015    5.34         10,300
                                 -------               -------              ------               ------               --------
Other Securities - HTM               322   11.81            72   10.68        -0-     --           -0-      --             394
Other Securities - AFS              -0-     --             -0-     --         -0-     --           254     6.00            254
                                 -------               -------              ------               ------               --------

Total                            $16,848    5.93       $91,349    5.84      $1,579    7.11       $6,269    5.12       $116,045
                                 =======               =======              ======               ======               ========

Held-to-Maturity ("HTM")         $ 9,351    6.17%      $46,903    5.52%     $1,047    7.42%      $3,136    5.06%      $ 60,437
Available for Sale ("AFS")         7,497    5.64        44,446    6.18         532    6.51        3,133    5.19         55,608

The yield on the investment securities portfolio of the Corporation at December 31, 1994 was 5.82% and the weighted average life of the portfolio on that date was approximately 2.4 years. At December 31, 1993, the yield of the portfolio was 5.25% and the weighted average life was 2.0 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 1994 and 1993. As of December 31, 1994, there was a net unrealized loss of $3,547,000 in the portfolio of which $1,323,000 related to Available for Sale securities, or 2.4% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):


                                                                          December 31,
                                           ---------------------------------------------------------------------------
                                             1994               1993           1992            1991            1990
                                           ---------          ---------      ---------       ---------       ---------
U.S. Treasury Securities                   $ 85,601           $ 78,746       $ 62,526        $ 42,217        $ 23,820
U.S. Government Agencies
  and Corporations                           18,277             21,769         23,057          35,696          38,141
U.S. Government Agency
  Mortgage Backed Securities                 10,196             10,830          9,057           4,889           5,151
Obligations of States and
  Political Subdivisions                        394                716          1,142           1,704           2,340
Federal Reserve Stock                           254                254            254             252             252
                                           --------           --------       --------        --------        --------
Total                                      $114,722           $112,315       $ 96,036        $ 84,758        $ 69,704
                                           ========           ========       ========        ========        ========

In 1994, approximately $27 million of investment securities were sold, resulting in a net loss on sale of securities of $152,000. The proceeds from the sale of these securities were reinvested in securities that provided a higher yield on investment and will result in a recovery of the net loss in a relatively short period of time. Management of the Corporation views these trades as an opportunity to increase the earnings capacity of the Corporation into the future.

Loans. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                   December 31,
                           -----------------------------------------------------------------------------------------------
                                       % of                % of               % of               % of                % of
                             1994     Total     1993      Total     1992     Total     1991     Total     1990      Total
                           --------   -----   --------    -----   --------   -----   --------   -----    --------   -----
Commercial                 $ 69,610    50.1%  $ 61,638     48.4%  $ 57,126   45.8%   $ 53,141    44.0%   $ 51,274    42.6%
Real Estate Mortgage         51,684    37.2     46,558     36.6     50,983   40.8      50,820    42.2      54,574    45.3
Real Estate Construction      3,656     2.6      3,019      2.4      2,599    2.1       3,892     3.2       3,791     3.1
Loans to Individuals,
  Net of Unearned
  Discount                   14,016    10.1     16,035     12.6     14,135    11.3     12,824     10.6     10,859     9.0
                           --------   ------  --------    -----    -------   -----   --------   ------    -------   -----
Total Loans Net of
  Unearned Income          $138,966   100.0%  $127,250    100.0%  $124,843   100.0%  $120,677   100.0%   $120,498   100.0%
                           ========           ========            ========           ========            ========

The preceding loan distribution table reflects that total loans increased $11.7 million (9.2%) between year-end 1993 and 1994. Although this increase was significantly above the increase in recent years, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 1994, loans were 53.5% of deposits compared to 50.1% at the previous year-end.

Primarily, the commercial loan customers of the Subsidiary Banks are small to medium-sized businesses and professionals and executives. The banks offer a variety of commercial loan products that include revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Generally, these commercial loans have floating rates of interest with terms of maturity of three years or less.

A significant portion of the real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 1994 approximately $32 million of loans had been made for this purpose. Also approximately 40% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms and/or rate adjustment clauses.

The following table presents commercial and real estate construction loans at December 31, 1994, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                                                 Over
                                                               One Year
                                           One Year             Through              Over Five
                                            or Less            Five Years              Years             Total
                                           --------            ----------            ---------          --------
Commercial                                 $33,672              $35,891                $   47            $69,610
Real Estate Construction                     3,282                  374                  -0-               3,656
                                           -------              -------                -------           -------
    Totals                                 $36,954              $36,265                $   47            $73,266
                                           =======              =======                =======           =======

Of the loans maturing after one year $6,776,000 have fixed rates of interest and $29,536,000 have variable rates of interest.

Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount which, in management's judgement, will be adequate to absorb future charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's continuous evaluation of the loan portfolio and by the employment of third party loan review specialists. All known problem loans, unknown inherent risks generally associated with bank lending, past loan loss experience, delinquency ratios and current and projected economic conditions are taken into account in evaluating the adequacy of the allowance.

Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more and the loan is not both well-secured and in the process of collection, or immediately, if in the opinion of management, full collection of principal or interest is doubtful. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

The following table represents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):

                                                                        Years Ended December 31,
                                            ------------------------------------------------------------------------------------
                                              1994               1993             1992                1991                1990
                                            --------           --------         --------            --------            --------
Average Loans Outstanding                   $132,079           $127,375         $122,398            $121,070            $124,543
                                            ========           ========         ========            ========            ========
Analysis of Allowance for
 Loan Losses:
    Balance, Beginning of Year              $  2,594           $  2,810         $  2,934            $  3,276            $  3,793
Charge-Offs:
Commercial                                       101                142              507               1,228               1,482
Real Estate Mortgage                             180                173              419                 390                 587
Real Estate Construction                        -0-                -0-              -0-                  300                 181
Loans to Individuals                              32                134               33                  51                  64
                                            --------           --------         --------            --------            --------
    Total Charge-Offs                            313                449              959               1,969               2,314
                                            --------           --------         --------            --------            --------

Recoveries:
Commercial                                       129                136              348                 206                 246
Real Estate Mortgage                              79                 63               58                  45                  40
Real Estate Construction                        -0-                -0-              -0-                 -0-                 -0-
Loans to Individuals                              35                 11                8                  19                  16
                                            --------           --------         --------            --------            --------
Total Recoveries                                 243                210              414                 270                 302
                                            --------           --------         --------            --------            --------
Net Charge-Offs                                   70                239              545               1,699               2,012
                                            --------           --------         --------            --------            --------
Provision Charged (Credited)
to Operating Expense                            (114)                23              421               1,357               1,495
                                            --------           --------         --------            --------            --------
Balance, End of Year                        $  2,410           $  2,594         $  2,810            $  2,934            $  3,276
                                            ========           ========         =========           ========            ========
Ratio of Net Charge-Offs
  to Average Loans Outstanding                   .05%               .19%              .45%              1.40%               1.62%
                                            ========           ========         =========           ========            ========

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                                               December 31,
                                                 -------------------------------------------------------------------------------
                                                   1994             1993               1992            1991               1990
                                                 --------         --------           --------        --------           --------
Total Loans                                      $138,966         $127,250           $124,843        $120,677           $120,498
Allowance for Loan Losses                           2,410            2,594              2,810           2,934              3,276
Allowance for Loan Losses
  as a Percent of Total Loans                        1.73%            2.04%              2.25%           2.43%              2.72%
Allowance for Loan Losses As
  a Percent of Non-Performing Loans                 375.0            174.0              190.0            54.0               44.0


Net charge-offs decreased to $70,000 in 1994 from $239,000 in 1993. Net charge-offs on real estate mortgages were $101,000. The credit to the allowance for loan losses in 1994 recognizes the Corporation's improved loan quality as evidenced by the declining non-performing loans shown later in this report.

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands):

                                                                           December 31,
                               --------------------------------------------------------------------------------------------------
                                    1994                 1993                  1992                 1991               1990
                               --------------       --------------       ----------------      --------------     ---------------
                                        %                    %                     %                    %                   %
                               Amount   Total       Amount   Total       Amount    Total       Amount   Total     Amount    Total
                               ------   -----       ------   -----       ------    -----       ------   -----     ------    -----
Allowance For
 Loan Losses:
Commercial                     $  953    39.5%      $  983    37.9%      $  803     28.6%      $  922    31.4%    $1,072     32.7%
Real Estate Mortgage              648    26.9          796    30.7          729     25.9          559    19.1        883     26.9
Real Estate
 Construction                      28     1.2           37     1.4          143      5.1          283     9.6         79      2.4
Loans to Individuals              198     8.2          169     6.5          155      5.5           49     1.7         64      2.0
Unallocated                       583    24.2          609    23.5          980     34.9        1,121    38.2      1,178     36.0
                               ------   -----       ------   -----       ------    -----       ------   -----     ------    -----
   Total                       $2,410   100.0%      $2,594   100.0%      $2,810    100.0%      $2,934   100.0%    $3,276    100.0%
                               ======   =====       ======   =====       ======    =====       ======   =====     ======    =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 1994, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods, which could be substantial in relation to the size of the current allowance.

Non-Performing Assets. Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate. Non-accrual loans are those on which the accrual of interest has been suspended and on which the interest is recorded as earned when it is received. Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more, and the loan is not both well-secured and in the process of collection, or immediately, if in the opinion of management, full collection of principal or interest is doubtful. At the time a loan is placed on non-accrual status, interest previously recorded but not collected is reversed and charged against current income.

Renegotiated loans are loans on which the interest and/or the principal has been reduced due to a deterioration in the borrower's financial condition. Even though these loans are actually performing, they are included in non-performing assets because of the loss of revenue related to the reduction of interest and/or principal.

Other real estate is real estate acquired through foreclosure or through partial settlement of debts which is awaiting sale and disposition. At the time of acquisition other real estate is recorded at the lower of estimated fair value or the loan balance or settlement agreement with any write-down charged to the allowance for loan losses. Any further write-downs, expenses related to the property and any gain or loss resulting from the sale of the property are recorded in current operating expenses.

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):

                                                                         December 31,
                                  -------------------------------------------------------------------------------------------
                                    1994                1993                1992                   1991               1990
                                  --------            --------            --------               --------           ---------
Non-accrual Loans                 $   643             $ 1,471             $ 1,344                $ 5,017            $ 6,971
Renegotiated Loans                   -0-                   18                 134                    452                532
Other Real Estate                     649                 615               1,541                  3,900              3,704
                                  -------             -------             -------                -------            -------
     Total Non-Performing
        Assets                    $ 1,292             $ 2,104             $ 3,019                $ 9,369            $11,207
                                  =======             =======             =======                =======            =======
As a Percentage of:
  Total Assets                        .45%                .75%               1.13%                  3.65%              4.58%
  Total Loans and Other
    Real Estate                       .93                1.65                2.39                   7.52               9.02
Loans Past Due 90 Days or
  More and Still Accruing         $    32             $    41             $ 1,379                 $    1             $    9

                                         -21-

In loans past due 90 days or more and still accruing at December 31, 1992, $1,295,000 of the balance was represented by one loan.

Non-accrual loans at December 31, 1994, were comprised of $271,000 in commercial loans, $57,000 in real estate mortgages, $28,000 in real estate construction and $287,000 in loans to individuals.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                                                    Years Ended December 31,
                                         ----------------------------------------------------------------------------
                                          1994             1993              1992             1991              1990
                                         ------           ------            ------           ------            ------

Gross Amount of Interest
  That Would Have Been
  Recorded at Original Rate               $ 35             $ 165             $ 147            $ 481             $ 994
Interest Included in Income                 25                41                44               38               168
                                          -----            -----             -----            -----             -----
    Interest Not Recorded
       in Income                          $ 10             $ 124             $ 103            $ 443             $ 826
                                          =====            =====             =====            =====             =====

The Subsidiary Banks are required, by the regulatory authorities, to have other real estate appraised periodically. In the event the new appraised value is less than the carrying value of the property, the excess is written off to expense. Some properties are written down below their appraised values when management feels the economic value of the property has declined below the appraised value.

Loans of each Subsidiary Bank are graded on a system similar to that used by the regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are normally fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard", which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral. The last level of criticized loans before they are charged off is "Doubtful". Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful.

The level of the allowance for loan losses deemed adequate by management and the board of directors of each bank is determined by providing a specific allocation against each criticized loan plus a general allocation against the remaining portfolio which is determined by various experience factors of each Subsidiary Bank.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                                                          December 31,
                                       -------------------------------------------------------------------------------
                                         1994              1993              1992             1991              1990
                                       --------          --------          --------         --------          --------
Non-Performing Loans                   $   643           $ 1,489           $ 1,478          $ 5,469           $ 7,503
Criticized Loans                         4,497             5,920             6,742            8,999            16,586
Allowance for Loan Losses                2,410             2,594             2,810            2,934             3,276
Allowance for Loan Losses
  as a Percent of:
    Non-Performing Loans                 375.0%            174.0%            190.0%            54.0%             44.0%
    Criticized Loans                      54.0              44.0              42.0             33.0              20.0


Independent third party loan reviews of the Subsidiary Banks were completed in the summer of 1994. The loans were reviewed again by the Comptroller of the Currency during their annual examinations of the banks in late 1994. Based on the findings of these reviews the banks appear to be adequately reserved.

Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

Deposits. The primary source of the Corporation's funds is the deposits of the Subsidiary Banks. The majority of the Corporation's deposits could be considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal due to market rate changes. The Corporation does not accept brokered deposits. The deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):

                                                      1994                        1993                        1992
                                               ---------------------       ---------------------       --------------------
                                                Amount     Rate Paid        Amount     Rate Paid        Amount    Rate Paid
                                               --------    ---------       --------    ---------       --------   ---------
Noninterest-Bearing Demand Deposits            $ 64,431                    $ 56,101                    $ 48,603
Interest-Bearing Deposits:
Interest-Bearing Transaction
  Accounts                                      102,199      2.64%           96,421      2.46%           84,293     3.14%
Savings                                          18,435      2.53            16,718      2.55            14,546     3.32
Savings Certificates - Time                      47,102      3.36            50,238      3.32            57,676     4.43
Certificates of Deposit
  Greater Than $100,000                          21,976      3.46            22,060      3.09            24,069     3.98
Other Time Deposits                                 232      3.29               205      2.93               107     3.74
                                               --------                    --------                    --------
      Total Interest-Bearing Deposits           189,944      2.90           185,642      2.77           180,691     3.68
                                               --------                    --------                    --------
        Total Deposits                         $254,375                    $241,743                    $229,294
                                               ========                    ========                    ========
The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1994, 1993 and 1992 is presented below (in thousands):

Maturity                                         1994                        1993                        1992
--------------                                 --------                    --------                    --------
3 months or less                               $ 14,558                    $ 12,107                    $ 14,580
3 to 6 months                                     4,988                       6,829                       4,130
6 to 12 months                                    2,884                       3,110                       3,154
Over 12 months                                      251                        -0-                          337


INTEREST RATE SENSITIVITY. The objectives of monitoring and managing the interest rate risk of the balance sheet are to contribute to earnings by minimizing adverse changes in net interest income as a result of changes in the direction and level of interest rates and to provide liquidity to satisfy cash flow requirements to meet customers' fluctuating demands.

Interest rate sensitivity is the relationship between changes in the market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities.

An asset-sensitive position in a given period will result in more assets than liabilities being subject to repricing; therefore, market interest-rate changes will be reflected more quickly in asset rates. If interest rates decline, such position will have an adverse effect on net interest income. Conversely, in a liability-sensitive position, where liabilities reprice more quickly than assets in a given period, a decline in market rates will benefit net interest income.

A mix of earning assets and interest-bearing liabilities in which relatively equal volumes reprice each period represents a matched interest sensitivity "gap" position; any excess of these assets or liabilities results in an interest sensitive gap.

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 1994 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                               Repriced
                                    Due in                                                     After 1
                                      30         Due in    Due in       Due in     Total       Year or
                                     Days        31-90     91-180      181 Days    Rate        Non-Rate
                                    Or Less       Days      Days      to One Year  Sensitive   Sensitive    Total
                                    --------    --------   -------    -----------  ---------   ---------   --------
Earning Assets:
 Loans                              $ 81,245    $  6,423   $ 9,912    $ 12,101     $109,681    $ 29,285    $138,966
 Investment Securities                 3,015       5,452     6,465      16,067       30,999      83,723     114,722
 Federal Funds Sold                    9,740        -0-       -0-        -0-          9,740        -0-        9,740
                                    --------    --------   --------   --------     --------    --------    --------
       Total Earning Assets         $ 94,000    $ 11,875   $16,377    $ 28,168     $150,420    $113,008    $263,428
                                    ========    ========   ========   ========     ========    ========    ========
Interest-Bearing Liabilities:
 Interest-Bearing
   Transaction Accounts
     and Savings                    $118,094    $ -0-      $  -0-     $  -0-       $118,094    $   -0-     $118,094
   Certificates of
     Deposits > $100,000              11,617       2,942      4,987      2,884       22,430         251      22,681
   Other Time Deposits                14,022       9,437      9,780      8,338       41,577       4,195      45,772
   Repurchase Agreements               4,528      -0-          -0-        -0-         4,528        -0-        4,528
   Borrowed Funds                        250      -0-          -0-        -0-           250        -0-          250
                                    --------    --------   --------   --------     --------    --------    --------
       Total Interest-
         Bearing Liabilities        $148,511    $ 12,379   $ 14,767   $ 11,222     $186,879    $  4,446    $191,325
                                    ========    ========   ========   ========     ========    ========    ========
Interest Sensitivity Gap            $(54,511)   $   (504)  $  1,610   $ 16,946     $(36,459)   $108,562    $ 72,103
                                    =========   =========  ========   ========     =========   ========    ========
Cumulative Gap                      $(54,511)   $(55,015)  $(53,405)  $(36,459)
                                    =========   =========  =========  =========
Cumulative Gap To
 Total Earning Assets               (20.7%)     (20.9%)    (20.3%)    (13.8%)
Cumulative Gap To
 Total Assets                       (18.7%)     (18.9%)    (18.4%)    (12.5%)


In the preceding table under the "After 1 Year" category, $68,426,000 in investment securities will reprice or mature within one to three years and another $13,754,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.4 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

The preceding static gap report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general. For instance, the rate paid on certain interest-bearing transaction accounts typically moves slower than the three month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a "beta factor" adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general. For instance, NOW, savings and money market accounts, which are repriceable within 30 days will have considerably lower beta factors than variable rate loans and most investment categories. Taking this into consideration, it is quite possible for a bank with a negative cumulative gap to total asset ratio to have a positive "beta adjusted" gap risk position.

As a result of applying the beta factors established by management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (12.5%) was reversed to a positive 9.6% "beta adjusted" gap position.

Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

It is anticipated that sudden fluctuations in interest rates will not have a great impact on the spreads and margins of the Subsidiary Banks and on the Corporation as a whole because the Corporation is matching its rate sensitive assets with its rate sensitive liabilities in situations where it is most feasible.

The following table reflects the spreads and margins for the past three (3) years:

                                                                   1994         1993         1992
                                                                   -----        -----        -----
Yield on Earning Assets (T/E)                                      7.03%        7.05%        7.89%
Cost of Funds                                                      2.92         2.78         3.67
Net Interest Spread (T/E)                                          4.11         4.27         4.22
Net Interest Margin (T/E)                                          4.85         4.90         4.91


CAPITAL RESOURCES. In January 1989, the Federal Reserve Board and the Office of the Comptroller of the Currency issued new risk-based capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets.

The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and equity capital plus a portion of the allowance for loan losses, respectively. There was a transition period that extended through the end of 1992 over which the allowance for loan losses became more restrictive by limiting the amount of allowance for loan losses in Tier 2 capital.

The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1992, 1993 and 1994 included unfunded loan commitments and letters of credit.

The minimum ratio for qualifying total capital is 8.00 percent, of which 4.00 percent must be Tier 1 capital.

In 1990 the Federal Reserve Board and the Comptroller of the Currency approved new capital to total assets (leverage) guidelines and transitional capital standards for bank holding companies. These new guidelines establish a minimum level of Tier 1 capital to total assets of 3 percent. A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general be considered a strong banking organization. Organizations not meeting these characteristics are expected to operate well above these minimum capital standards. Thus, for all but the most highly rated organizations, the minimum Tier 1 leverage ratio is to be 3 percent plus minimum additional cushions of at least 100 to 200 basis points. At the discretion of the regulatory authorities, additional capital may be required.

The table below illustrates the Corporation and its Subsidiary Banks compliance with the new guidelines as of December 31, 1994 (dollars in thousands):

                                                       The              Summit           Alta Mesa        Camp Bowie
                                                   Consolidated        National          National          National
                                                    Corporation          Bank              Bank              Bank
                                                   ------------        ---------         ---------        ---------
Total Assets                                       $ 291,011           $ 136,753         $ 76,881         $ 75,677
Risk Weighted Assets                                 150,663              69,458           41,203           38,686

Equity Capital (Tier 1)                               25,334              11,713            5,883            6,228
Qualifying Allowance For
  Loan Losses                                          1,883                 869              410              484
                                                   ---------           ---------         --------         --------
     Total Tier 2 Capital                          $  27,217           $  12,582         $  6,293         $  6,712
                                                   =========           =========         ========         ========

Leverage Ratio                                          8.69%               8.51%            7.61%            8.18%
Risk Capital Ratio:
   Tier 1                                              16.84%              16.86%           14.28%           16.10%
   Total Tier 2                                        18.09               18.11            15.27            17.35


As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 1994.

Also, as of December 31, 1994, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Liquidity. Liquidity is defined as the Corporation's ability to meet deposit withdrawals, provide for the legitimate credit needs of customers, and take advantage of certain investment opportunities as they arise. While maintaining adequate liquid assets to fulfill these functions, it must also maintain compatible levels of maturity and rate concentrations between its sources of funds and earning assets. The liability structure of the Corporation is short-term in nature and the asset structure is likewise oriented towards short maturities.

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 1994, federal funds sold and investment securities maturing within 90 days represented $17.1 million or 5.9% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serve as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 91% of total deposits at December 31, 1994, were "core" deposits. Core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements and Supplementary Data:                   Page
_____________________________________________________                   ____

Independent Auditor's Report                                             28

Consolidated Balance Sheets of Summit Bancshares, Inc.
     and Subsidiaries as of December 31, 1994 and 1993                   29

Consolidated Statements of Income of Summit Bancshares,
     Inc. and Subsidiaries for the Years Ended
     December 31, 1994, 1993 and 1992                                    30

Statements of Changes in Shareholders' Equity of Summit
     Bancshares, Inc. and Subsidiaries for the Years
     Ended December 31, 1994, 1993 and 1992
     (Consolidated and Parent Company Only)                              31

Consolidated Statement of Cash Flows of Summit Bancshares,
     Inc. and Subsidiaries for the Years Ended
     December 31, 1994, 1993 and 1992                                    32

Notes to Financial Statements                                          33 - 49

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1994, in conformity with generally accepted accounting principles.

/s/Stovall, Grandey, & Whatley
--------------------------------
STOVALL, GRANDEY, & WHATLEY

Fort Worth, Texas
January 20, 1995

                                     -28-


                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                                                                                          DECEMBER 31,
                                                                                               --------------------------------
ASSETS                                                                                             1994                 1993
------                                                                                         -----------          -----------
                                                                                                        (In Thousands)
CASH AND DUE FROM BANKS                                                                        $  18,420            $  13,307
FEDERAL FUNDS SOLD                                                                                 9,740               19,750
INVESTMENT SECURITIES - NOTE 2
  (market value of $112,498,000 in 1994
     and $113,738,000 in 1993)                                                                   114,722              112,315
LOANS - NOTE 3
   Loans, Net of Unearned Discount                                                               138,966              127,250
     Allowance for Loan Losses                                                                    (2,410)              (2,594)
                                                                                               ---------            ---------
                      LOANS, NET                                                                 136,556              124,656

PREMISES AND EQUIPMENT, NET - NOTE 4                                                               6,602                6,376
ACCRUED INCOME RECEIVABLE                                                                          2,732                2,311
OTHER REAL ESTATE - NOTE 5                                                                           649                  615
OTHER ASSETS - NOTE 9                                                                              1,590                1,358
                                                                                               ---------            ---------
TOTAL ASSETS                                                                                   $ 291,011            $ 280,688
                                                                                               =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                                   $  72,992            $  61,165
  Interest-Bearing                                                                               186,547              192,986
                                                                                               ---------            ---------
                   TOTAL DEPOSITS                                                                259,539              254,151

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                                     4,528                1,679
NOTES PAYABLE - NOTE 7                                                                               250                  500
ACCRUED INTEREST PAYABLE                                                                             487                  376
OTHER LIABILITIES                                                                                    873                1,004
                                                                                               ---------            ---------
                   TOTAL LIABILITIES                                                             265,677              257,710
                                                                                               ---------            ---------
COMMITMENTS AND CONTINGENCIES - NOTES 4, 7, 12, 17  and 18

SHAREHOLDERS' EQUITY - NOTES 11, 13, 19 and 20
  Common Stock - $1.25 par value; 8,000,000 shares authorized;
      1,578,723 and 1,559,324 shares issued and outstanding
      at December 31, 1994 and 1993, respectively                                                  1,973                1,949
  Capital Surplus                                                                                  6,047                5,987
Retained Earnings                                                                                 18,187               15,042
  Unrealized Gain (Loss) on Investment Securities Available for Sale,
     Net of Tax                                                                                     (873)               -0-
                                                                                               ----------           ---------
                   TOTAL SHAREHOLDERS' EQUITY                                                     25,334               22,978
                                                                                               ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 291,011            $ 280,688
                                                                                               =========            =========

The accompanying Notes should be read with these financial statements.


                                              SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                    1994                      1993                     1992
                                                                  ---------                 ---------                ---------
                                                                              (In Thousands, Except Per Share Data)
INTEREST INCOME:
Interest and Fees on Loans                                        $ 11,455                   $ 10,805                 $ 11,199
Interest and Dividends on Investment Securities:
Taxable                                                              6,042                      5,693                    6,142
Exempt from Federal Income Taxes                                        32                         60                      103
Interest on Federal Funds Sold                                         614                        535                      646
Interest on Time Deposits with Banks                                   -0-                          2                        2
                                                                  ---------                 ---------                ---------

TOTAL INTEREST INCOME                                               18,143                     17,095                   18,092
                                                                  ---------                 ---------                ---------

INTEREST EXPENSE:
Interest on Deposits - NOTE 6                                        5,510                      5,149                    6,642
Interest on Securities Sold Under
Agreements to Repurchase                                                91                         49                      135
Interest on Notes Payable - NOTE 7                                      24                         37                       83
                                                                  ---------                 ---------                ---------

TOTAL INTEREST EXPENSE                                               5,625                      5,235                    6,860
                                                                  ---------                 ---------                ---------

NET INTEREST INCOME                                                 12,518                     11,860                   11,232

LESS: PROVISION (CREDIT)
FOR LOAN LOSSES - NOTE 3                                              (114)                        23                      421
                                                                  ---------                 ---------                ---------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                           12,632                     11,837                   10,811
                                                                  ---------                 ---------                ---------

NON-INTEREST INCOME:
Service Charges and Fees on Deposits                                 1,548                      1,643                    1,613
Gain (Loss) on Sale of Investment Securities                          (152)                         3                       69
Other Income                                                           972                      1,003                      701
                                                                  ---------                 ---------                ---------

TOTAL NON-INTEREST INCOME                                            2,368                      2,649                    2,383
                                                                  ---------                 ---------                ---------

NON-INTEREST EXPENSE:
Salaries and Employee Benefits                                       5,003                      4,615                    4,202
Occupancy Expense - Net                                                646                        706                      636
Furniture and Equipment Expense                                        547                        489                      381
Other Real Estate Owned Expense - Net                                  (41)                       303                      811
Other Expense - NOTE 8                                               2,711                      2,833                    2,763
                                                                 ----------                 ---------                ---------

TOTAL NON-INTEREST EXPENSE                                           8,866                      8,946                    8,793
                                                                  ---------                 ---------                ---------

INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                               6,134                      5,540                    4,401

APPLICABLE INCOME TAXES - NOTE 9                                     2,094                      1,809                    1,397
                                                                  ---------                 ---------                ---------

INCOME BEFORE EXTRAORDINARY ITEM                                     4,040                      3,731                    3,004

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT
(NET OF INCOME TAX OF $120,000)                                        -0-                        -0-                      232
                                                                  ---------                 ---------                ---------

NET INCOME                                                       $   4,040                  $   3,731                $   3,236
                                                                  =========                 =========                =========

EARNINGS PER SHARE OF COMMON STOCK - NOTE 13:
INCOME BEFORE EXTRAORDINARY ITEM                                $     2.58                 $     2.41               $     1.94
EXTRAORDINARY ITEM                                                     -0-                        -0-                      .15
                                                                  ---------                 ---------                ---------

NET INCOME PER SHARE                                            $     2.58                 $     2.41               $     2.09
                                                                  =========                 =========                =========


The accompanying Notes should be read with these financial statements.


                     SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        CONSOLIDATED AND COMPANY ONLY
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                                                     Unrealized
                                                                                     Gain (Loss) on
                                  Common Stock          Capital       Retained       Investment         Treasury
                             Shares        Amount       Surplus       Earnings       Securities-Net     Stock          Total
-------------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1992             1,552,780     $ 1,941      $ 5,929       $ 8,434        $  -0-             $   -0-        $ 16,304

Purchases of
 Stock Held in
 Treasury                                                                                                    (39)           (39)

Retirement of Stock
 Held in Treasury               (9,196)        (12)                       (27)                                39

Net Income for Year
 Ended 1992                                                             3,236                                             3,236
                             ---------     --------     --------      -------        ---------          --------       --------

BALANCE AT
 DECEMBER 31,
 1992                        1,543,584        1,929        5,929       11,643           -0-                 -0-          19,501

Stock Options
 Exercised                      15,740           20           58                                                             78

Cash Dividend -
 $.215 Per Share                                                         (332)                                             (332)

Net Income for
 Year Ended 1993                                                        3,731                                             3,731
                             ---------     --------     -------       -------        --------           --------        -------

BALANCE AT
 DECEMBER 31,
 1993                        1,559,324      1,949        5,987         15,042           -0-                -0-           22,978
Stock Options
 Exercised                      39,289         49           60                                                              109

Purchases of
 Stock Held in
 Treasury                                                                                                 (353)            (353)

Retirement of Stock
 Held in Treasury              (19,890)       (25)                       (328)                             353

Cash Dividend -
 $.36 Per Share                                                          (567)                                             (567)

Securities Available
 for Sale Adjustment                                                                    (873)                              (873)

Net Income for
 Year Ended 1994                                                        4,040                                             4,040
                             ----------    --------     --------      --------       --------           --------        -------
BALANCE AT
 DECEMBER 31,                1,578,723     $  1,973     $ 6,047       $18,187       $  (873)           $  -0-           $25,334
 1994                        =========     ========     =======       ========       ========           ========        =======


The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)                                                                         YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1994            1993            1992
                                                                                      --------        --------        --------
  Net Income                                                                           $ 4,040        $ 3,731         $ 3,236
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Forgiveness of Debt                                                               -0-             -0-              (352)
      Depreciation and Amortization                                                        545            498             431
      Net Premium Amortization or (Discount
        Accretion) on Investment Securities                                                831            896             810
      Provision (Credit) for Loan Losses                                                  (114)            23             421
      Net Increase (Decrease) in Deferred Income Taxes                                    (248)           230             156
      (Gain) Loss on Sale of Investment Securities                                         152             (3)            (69)
      Writedown of or Provision for Other Real Estate                                    -0-              261             781
      Net Gain From Sale of Other Real Estate                                              (55)           (21)            (31)
      Net (Gain) Loss on Sale of Premises and Equipment                                      2           (106)            (26)
      (Increase) Decrease in Accrued Income and Other Assets                              (718)          (343)            138
      Increase (Decrease) in Accrued Expenses and Other Liabilities                        500            140          (1,058)
                                                                                      --------        -------         -------
                           TOTAL ADJUSTMENTS                                               895          1,575           1,201
                                                                                      --------        -------         -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                        4,935          5,306           4,437
                                                                                      --------        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease in Interest Bearing Deposits with Banks                                  -0-             -0-             1,000
  Net (Increase) Decrease in Federal Funds Sold                                         10,010         (2,075)          5,455
  Proceeds from Matured and Prepaid Investment Securities                                              31,431          27,197
      Held-to-Maturity                                                                  11,453
      Available for Sale                                                                17,047
  Proceeds from Sales of Investment Securities                                          26,885          1,110           9,099
  Purchase of Investment Securities                                                                   (49,713)        (48,314)
      Held-to-Maturity                                                                 (19,126)
      Available for Sale                                                               (40,972)
  Loans Originated and Principal Repayments, Net                                       (12,314)        (2,935)         (5,546)
  Recoveries of Loans Previously Charged-Off                                               243            210             414
  Proceeds from Sale of Premises and Equipment                                              29            170              75
  Proceeds from Sale of Other Real Estate                                                  548            662           1,231
  Purchases of Premises and Equipment                                                     (802)          (660)           (225)
                                                                                      --------        --------        -------
        NET CASH USED BY INVESTING ACTIVITIES                                           (6,999)       (21,800)         (9,614)
                                                                                      ---------       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
    Accounts and Interest Bearing Transaction Accounts                                   7,564         15,702          28,559
  Decrease in Certificates of Deposit                                                   (2,175)        (4,481)        (18,158)
  Net Increase (Decrease) in Repurchase Agreements                                       2,849           (450)         (1,686)
  Principal Payments on Notes Payable                                                     (250)          (250)         (1,360)
  Proceeds from Note Payable                                                             -0-            -0-               750
  Payments of Cash Dividends                                                              (567)          (332)          -0-
  Proceeds from Stock Options Exercised                                                    109             78           -0-
  Purchase of Treasury Stock                                                              (353)          -0-              (39)
                                                                                      ---------       ---------       -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                        7,177         10,267           8,066
                                                                                      ---------       ---------       -------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                       5,113         (6,227)          2,889

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                                             13,307         19,534          16,645
                                                                                      --------        --------        -------
CASH AND DUE FROM BANKS - END OF YEAR                                                  $18,420        $13,307         $19,534
                                                                                      =========       ========        =======
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

  Interest Paid                                                                        $ 5,516        $ 5,297         $ 7,112
  Income Taxes Paid                                                                      1,825          1,597           2,312
  Other Real Estate Acquired in Settlement of Loans                                        528            184             420
  Bank Financed Sales of Other Real Estate                                                 234             60             128


The accompanying Notes should be read with these financial statements.

                  SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of Summit Bancshares, Inc. ("the Corporation") and its Subsidiaries are in accordance with generally accepted accounting principles and the prevailing practices within the banking industry. A summary of the more significant policies follows:

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") and Summit Bancservices, Inc. ("Bancservices"). All significant intercompany balances and transactions have been eliminated.

CASH AND DUE FROM BANKS
The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their level of deposits. During 1994 the average cash balance maintained at the Federal Reserve Bank was approximately $10,813,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $1,249,000 in 1994.

INVESTMENT SECURITIES
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

     - Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as HELD-TO-MATURITY securities and reported at amortized cost.
     - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as TRADING SECURITIES and reported at fair value, with unrealized gains and losses included in earnings.
     - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as AVAILABLE FOR SALE securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in a separate component of shareholders' equity.

As a result of the adoption of this statement, the Corporation transferred, as of January 1, 1994, securities with a fair value of $60,413,965 to the AVAILABLE FOR SALE classification and the net after tax excess of fair value over amortized cost of $592,970 was recorded in a separate component of shareholders' equity. The prior years' financial statements have not been restated in accordance with the provisions of the pronouncement. The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification.

All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method and the gain or loss is recorded in non-interest income. Income earned on the Corporation's investments in state and political subdivisions is not taxable.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. When loans are put on non-accrual all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

The allowance for loan losses is comprised of amounts charged against income in the form of the provision for loan losses as determined by management. Management's evaluation is based on a number of factors, including the Subsidiary Banks' loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management's continuing review of nonperformance loans and its evaluation of the quality of the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", which addresses the accounting by creditors for impairment of certain loans, as defined. This pronouncement is effective for fiscal years beginning after December 15, 1994. The Corporation will be required to implement this statement for the year of 1995. Implementation of this statement should have no material adverse effect on the Corporation's financial statements.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from 3 to 40 years. Maintenance and repairs are charged to operating expenses. Renewals and betterments are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

OTHER REAL ESTATE
Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value of the real estate acquired is less than the Corporation's recorded investment in the related loan, a writedown is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expense.

FEDERAL INCOME TAXES
The Corporation joins with its Subsidiaries in filing a consolidated federal income tax return. The Subsidiaries pay a charge equivalent to their current federal income tax to the Corporation based on the separate taxable income of the Subsidiaries.

The Corporation and the Subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

STATE INCOME TAXES
The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law passed by the Texas Legislature in 1991, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1993 or 1994.

FAIR VALUES OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets' fair values. INVESTMENT SECURITIES (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
     LOANS: For variable-rate loans, fair values are based on carrying values. The fair values for fixed rate loans such as mortgage loans (e.g., one-to-four family residential) and installment loans are estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.
     DEPOSIT LIABILITIES: The fair value disclosed for interest bearing and non-interest bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
     SHORT-TERM BORROWINGS: The carrying amounts of borrowings under repurchase agreements, approximate their fair values.
     NOTES PAYABLE: The fair value of the Corporation's notes payable is based on their carrying amounts at the reporting date.

CASH AND CASH EQUIVALENTS
For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks".

RECLASSIFICATION
Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

NOTE 2 - INVESTMENT SECURITIES

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                    December 31, 1994
                                                          -------------------------------------------------------------------
                                                                               Gross              Gross
                                                           Amortized         Unrealized         Unrealized            Fair
                                                             Cost              Gains              Losses              Value
                                                          ----------         ----------         ----------          ---------
Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                                 $ 38,200           $  15              $ (1,376)           $ 36,839
 U.S. Government Agencies
   and Corporations                                         15,291               6                  (436)             14,861
 U.S. Government Agency
   Mortgage Backed Securities                                6,552              -0-                 (440)              6,112
 Obligations of States and
   Political Subdivisions                                      394               7                    -0-                401
                                                          --------           --------           ---------           --------
       Total Held-to-Maturity Securities                    60,437              28                (2,252)             58,213
                                                          --------           --------           ---------           --------

Investment Securities - Available for Sale
 U.S. Treasury Securities                                   48,573               8                (1,180)             47,401
 U.S. Government Agencies
   and Corporations                                          3,033               1                   (48)              2,986
 U.S. Government Agency
   Mortgage Backed Securities                                3,748               3                  (107)              3,644
 Federal Reserve Bank Stock                                    254             -0-                  -0-                  254
                                                          --------           --------           ---------           --------
   Total Available for Sale Securities                      55,608              12                (1,335)             54,285
                                                          --------           --------           --------            --------
           Total Investment Securities                    $116,045           $  40              $ (3,587)           $112,498
                                                          ========           ========           ========            ========

In the above schedule, the AMORTIZED COST of Total Held-to-Maturity Securities of $60,437,000 and the estimated FAIR VALUE of Total Available for Sale Securities of $54,285,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1994 for a total of $114,722,000. A net unrealized loss of $1,323,000 is included in the Available for Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

                                                                              December 31, 1993
                                               -------------------------------------------------------------------------
                                                                        Gross                  Gross
                                                    Amortized        Unrealized             Unrealized           Fair
                                                       Cost             Gains                 Losses             Value
                                                   ----------        ----------             ----------        ----------
U.S. Treasury Securities                          $   78,746            $ 1,146               $ (56)          $  79,836
U.S. Government Agencies
    and Corporations                                  21,769                210                  (5)             21,974
U.S. Government Agency
    Mortgage Backed Securities                        10,830                127                 (25)             10,932
Obligations of States and
    Political Subdivisions                               716                 26                  -0-                742
Federal Reserve Bank Stock                               254                -0-                  -0-                254
                                                   ---------            -------               ------          ---------
        Total Investment Securities                $ 112,315            $ 1,509               $ (86)          $ 113,738
                                                   =========            =======               ======          =========


A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 1994, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                        December 31, 1994
                                              -----------------------------------------------------------------------
                                                    Held-to-Maturity                        Available for Sale
                                              ------------------------------           ------------------------------
                                               Amortized             Fair               Amortized             Fair
                                                 Cost                Value                Cost                Value
                                              ----------           ---------           ----------           ---------
Due in One Year or Less                       $  9,351             $  9,281            $  7,497             $  7,429
Due after One Year
  through Five Years                            46,903               45,000              44,446               43,330
Due after Five Years
  through Ten Years                              1,047                  998                 532                  487
Due after Ten Years                              3,136                2,934               3,133                3,039
                                              --------             --------            --------             --------
Total                                         $ 60,437             $ 58,213            $ 55,608             $ 54,285
                                              ========             =========           ========             ========

Included in the investment securities is $6,015,000 and $6,448,000 at December 31, 1994 and December 31, 1993, respectively of mortgage-backed securities having stated maturities after the year 1999. The estimated maturities on these securities are between four and eleven years as of December 31, 1994, based on estimated prepayments of the underlying mortgages.

Investment securities with carrying value of $14,712,000 and $8,598,000 at December 31, 1994 and 1993, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $14,106,000 and $8,897,000 at December 31, 1994 and 1993, respectively.

Proceeds from sales of investment securities were $26,885,000 during 1994, $1,110,000 during 1993 and $9,099,000 in 1992. Gross losses of $184,000 were realized in 1994, but were partially offset by gross gains of $32,000. Gross gains of $3,000 and $69,000 were realized on sales for 1993 and 1992, respectively. Of the total amount of proceeds from securities sales in 1994 all were from sales of securities included in the Available for Sale category.

The Corporation or Subsidiaries do not own any investment securities of any one issuer of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1994 and 1993, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values and fair values of loans by major type follow (in thousands):

                                                              December 31, 1994                           December 31, 1993
                                                        ----------------------------              ------------------------------
                                                           Book              Fair                    Book                Fair
                                                           Value            Value                    Value               Value
                                                        -----------       ----------              ----------          ----------
Commercial                                               $  69,610        $  69,544                $  61,638           $  61,823
Real Estate Mortgage                                        51,684           51,448                   46,558              47,191
Real Estate Construction                                     3,656            3,636                    3,019               3,015
Loans to Individuals, Less Unearned Discount                14,016           13,942                   16,035              16,944
                                                         ---------        ---------                ---------           ---------
                                                           138,966          138,570                  127,250             128,973
Allowance for Loan Losses                                   (2,410)          (2,410)                  (2,594)             (2,594)
                                                         ----------        --------                ---------           ---------
Loans, Net                                               $ 136,556        $ 136,160                $ 124,656           $ 126,379
                                                         =========        =========                =========           =========

The preceding table indicates that the Corporation had unrealized losses of approximately $396,000 and unrealized gains of approximately $1,723,000 in its loan portfolio at December 31, 1994 and 1993, respectively, before the allowance for loan losses was applied. The unrealized losses and gains are the direct result of the current posted rates for loans being higher or lower, respectively, than the average yields in the current loan portfolio.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $643,000 and $1,489,000 at December 31, 1994 and 1993,
respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $35,000 for 1994, $165,000 for 1993 and $147,000 for 1992. Interest income on those loans included in net income was $25,000 for 1994, $41,000 for 1993 and $44,000 for 1992.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                              Year Ended December 31,
                                                               ---------------------------------------------------
                                                                 1994                 1993                  1992
                                                               --------             --------              --------
Balance, Beginning of Year                                     $ 2,594              $ 2,810               $ 2,934
Provision, Charged (Credited) to Income                           (114)                  23                   421
Loans Charged Off                                                 (313)                (449)                 (959)
Recoveries of Loans Previously
  Charged Off                                                      243                  210                   414
        Net Charge-Offs                                            (70)               (239)                  (545)
                                                               -------              -------               -------
Balance, End of Year                                           $ 2,410              $ 2,594               $ 2,810
                                                               =======              =======               =======

NOTE 4 - PREMISES AND EQUIPMENT

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                 1994                 1993                  1992
                                                               --------             --------              --------
Land                                                           $ 1,264              $ 1,179               $ 1,241
Buildings and Improvements                                       6,742                6,563                 6,442
Furniture & Equipment                                            4,470                4,087                 3,693
                                                               -------              -------               -------
                                                                12,476               11,829                11,376

Less:  Accumulated Amortization and Depreciation                 5,874                5,453                 5,099
                                                               -------              -------               -------
  Net Book Value                                               $ 6,602              $ 6,376               $ 6,277
                                                               =======              =======               =======


Depreciation and amortization charged to expense amounted to $545,000, $498,000 and $431,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

Alta Mesa National Bank owns the land upon which the Corporation built the Alta Mesa National Bank building and a reciprocal lease arrangement exists between the two companies. The Corporation has a "ground lease" with Alta Mesa National Bank whereby the Corporation pays Alta Mesa National Bank $5,600 per month and Alta Mesa National Bank has a "premise lease" with the Corporation whereby Alta Mesa National Bank pays the Corporation $14,288 per month. Rental receipts and expenses from these leases are eliminated in consolidation. The Alta Mesa National Bank building was leased to 100% capacity in 1992 and 1993 and to 98% capacity in 1994.

Camp Bowie National Bank owns it's bank premises, and, therefore, it has no operating leases.

Summit National Bank has a long-term operating lease of banking premises which expires in December 1999. The lease contains two (2) renewal options for additional periods of five (5) years each. The Corporation also has an operating lease of its facilities that expires in December 1999. Its lease does not have any extension options. Both leases contain escalation clauses which provide for increased rentals based on increases in real estate taxes and the lessor's operating expenses.

Rental income and expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                                                                              Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Total Rental Income                                            $ 329                $ 330                 $ 321
Less: Rental Expense                                             178                  150                   146
                                                               -------              -------               -------
  Net Rental Income                                            $ 151                $ 180                 $ 175
                                                               =======              =======               =======

Assuming the renewal of the leases in the preceding schedule, the approximate future minimum total rental expense per year for each of the next five (5) years is $155,000 which aggregates $775,000.


NOTE 5 - Other Real Estate

The carrying value of other real estate was as follows ( in thousands):

                                                                              Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Other Real Estate                                              $   684              $   894               $ 1,632
Valuation Reserve                                                  (35)                (279)                 (299)
                                                               -------              -------               -------
Net Other Real Estate                                          $   649              $   615               $ 1,333
                                                               =======              =======               =======

Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                             Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Balance, Beginning of Year                                     $  279               $  299                $  418
Provisions Charged to Income                                      -0-                  203                   274
Reductions from Sales                                            (244)                (223)                 (393)
                                                               ------               ------                ------
Balance, End of Year                                           $   35               $  279                $  299
                                                               ======               ======                ======

In addition to the above provisions, direct writedowns of other real estate charged to income were: 1993 - $58,000 and 1992 - $507,000. There were no direct writedowns of other real estate during 1994.

NOTE 6 - Deposits and Related Expense

At December 31, 1994, 1993 and 1992, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                                         Deposits                                    Interest Expenses
                                         ----------------------------------------        --------------------------------------
                                           1994            1993           1992             1994             1993        1992
                                         --------        --------       ---------        ---------        --------    ---------
Noninterest-Bearing
   Demand Deposits                     $   72,992      $   61,165      $   57,607

Interest-Bearing Deposits:
   Interest-Bearing
       Transaction Accounts               100,417         103,940          94,970          $ 2,694         $ 2,370      $ 2,643
   Savings                                 17,677          18,425          15,402              467             426          483
   Savings Certificates - Time             45,537          48,346          52,672            1,582           1,664        2,553
   Certificates of Deposit
       $100,000 or More                    22,681          22,046          22,201              759             681          959
   Other                                      235             229              77                8               8            4
                                         --------         -------         -------          -------         -------      -------
   Total                                  186,547         192,986         185,322          $ 5,510         $ 5,149      $ 6,642
                                         --------         -------        --------          =======         =======     ========

Total Deposits                          $ 259,539       $ 254,151       $ 242,929
                                        =========       =========       =========

The following table reflects the book values and fair values of deposits, by major type (in thousands). For deposits with no defined maturities, FASB Statement No. 107 defines fair values as the amount payable on demand.

                                                            December 31, 1994                        December 31, 1993
                                                     ----------------------------              ---------------------------
                                                        Book               Fair                    Book             Fair
                                                        Value             Value                   Value            Value
                                                      ---------        ----------               ---------       ----------
Demand Deposits                                      $   72,992        $   72,992              $   61,165       $   61,165
Interest-Bearing Transaction Accounts                   100,417           100,417                 103,940          103,940
Savings                                                  17,677            17,677                  18,425           18,425
Savings Certificates - Time                              45,537            45,401                  48,346           48,473
Certificates of Deposits $100,000 or more                22,681            22,648                  22,046           22,057
Other                                                       235               235                     229              229
                                                      ---------         ---------               ---------        ---------
Total Deposits                                        $ 259,539         $ 259,370               $ 254,151        $ 254,289
                                                      =========         =========               =========        =========

The preceding table indicates that the Corporation had unrealized losses of approximately $169,000 and unrealized gains of approximately $138,000 in its deposit accounts at December 31, 1994 and 1993, respectively.

The Corporation has no brokered deposits, and there are no major concentrations of deposits.

NOTE 7 - Notes Payable

The following is a summary of Notes Payable (in thousands):

                                                                                                      December 31,
                                                                                         ------------------------------------
                                                                                           1994                        1993
                                                                                         --------                    --------
Parent Company secured borrowing from a bank that
is secured by all the issued and outstanding common
stock of Summit National Bank.  The principal of this
note is payable in six semi-annual payments of
$125,000 each and began January 21, 1993.
The interest rate on this note is prime floating plus
.50% (9.0% at December 31, 1994) and is payable
semi-annually in January and July.                                                         $   250                    $   500

Parent Company secured note with Summit National
Bank and is to be repaid in monthly installments of $14,000.
The note matures December 15, 1999 and the interest rate
is adjusted annually on the anniversary date.  This note is
secured by the Alta Mesa National Bank Office Building which had a carrying value of $1,815,194 at December 31, 1994.
The interest rate at December 31, 1994 was 8.5%.                                             1,106                       1,198
                                                                                           -------                     -------
         Total Notes Payable                                                                 1,356                       1,698

         Less Current Maturities                                                               326                         342
                                                                                           -------                     -------
Long-Term Debt                                                                             $ 1,030                     $ 1,356
                                                                                           =======                     =======

The note payable to Summit National Bank is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements.

The bank note was paid in full on January 17, 1995.

The fair value of the notes payable at December 31, 1994 is their carrying value since the bank note is a variable rate loan and the Summit National Bank note adjusts its rate annually in December of each year at Summit National Bank's prime rate.

The Corporation had no bank lines of credit at December 31, 1994 or 1993.


NOTE 8 - Other Non-Interest Expense

The significant components of other non-interest expense are presented below (in thousands):

                                                                              Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Business Development                                           $   392              $   332               $   305
Legal and Professional Fees                                        357                  424                   388
Printing and Supplies                                              303                  289                   269
Regulatory Fees and Assessments                                    666                  661                   596
Other                                                              993                1,127                 1,205
                                                               -------              -------               -------
Total                                                          $ 2,711              $ 2,833               $ 2,763
                                                               =======              =======               =======

NOTE 9 - Income Taxes

The consolidated provision for income taxes consisted of the following (in thousands):

                                                                              Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Federal Income Tax Expense
  Current                                                      $ 1,846              $ 1,579               $ 1,439
  Deferred                                                         248                  230                   156

        Total Federal Income Tax Expense                         2,094                1,809                 1,595
State Income Tax Expense
  Current (Benefit)                                              -0-                   -0-                    (96)
  Deferred                                                       -0-                   -0-                     18
                                                               -------              -------               -------
  Total State Income Tax Expense (Benefit)                       -0-                   -0-                    (78)
                                                               -------              -------               -------
        Total Income Tax Expense                               $ 2,094              $ 1,809               $ 1,517
                                                               =======              =======               =======

        Effective Tax Rates                                       34.1%                32.7%                 32.0%
                                                               =======              =======               =======

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                              Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Federal Income Taxes at Statutory Rate of 34%                  $ 2,085              $ 1,883               $ 1,616
State Income Taxes, Net of Federal Tax Benefit                   -0-                  -0-                     (51)
Effect of Tax Exempt Interest Income                               (23)                 (35)                  (61)
SFAS No. 109 Adjustment                                          -0-                    (33)                 -0-
Other                                                               32                   (6)                   13
                                                               -------              -------               -------
  Income Taxes Per Income Statement                            $ 2,094              $ 1,809               $ 1,517
                                                               =======              =======               =======

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                 December 31,
                                                     -----------------------------------
                                                        1994                     1993
                                                     ----------               ----------
Current Tax Asset                                      $   29                   $   75
Deferred Tax Asset                                        901                      677
                                                       ------                   ------
   Total Included in Other Assets                      $  930                   $  752
                                                       ======                   ======

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                                              Year Ended December 31,
                                                               --------------------------------------------------
                                                                 1994                 1993                  1992
                                                               -------              -------               -------
Federal Deferred Tax Assets:
  Unrealized Losses on AFS Securities                          $  450               $  -0-                $  -0-
  Reserves for Loan Losses                                        344                  383                   392
  Valuation Reserves - Other Real Estate                           97                  241                   316
  Interest on Non-accrual Loans                                    48                   64                   251
  Other                                                           171                  144                   102
                                                               ------               ------                ------
  Gross Federal Deferred Tax Assets                             1,110                  832                 1,061
                                                               ------               ------                ------
Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                   188                  149                   133
  Other                                                            21                    6                    23
                                                               ------               ------                ------
  Gross Federal Deferred Tax Liabilities                          209                  155                   156
                                                               ------               ------                ------
  Net Deferred Tax Asset                                       $  901               $  677                $  905
                                                               ======               ======                ======

The Corporation adopted FASB Statement No. 109, "Accounting for Income Taxes" in 1993 which resulted in a credit to federal income tax expense in 1993 of $33,000.


NOTE 10 - Related Party Transactions

During 1994 and 1993 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of its and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. A summary of these transactions follows (in thousands):

                                                               Balance                                Net
                                                              Beginning            Net              Amounts           Balance at
                 Debtor                                        of Year          Additions          Collected          End of Year
-------------------------------------------                   --------          ---------          ---------          -----------
For the Year ended December 31, 1994:
23 Directors and Officers                                      $ 3,814           $  1,052          $    (710)          $ 4,156

For the Year ended December 31, 1993:
23 Directors and Officers                                      $ 4,292           $    986          $  (1,464)          $ 3,814


NOTE 11 - Stock Option Plan

In March 1982, the Corporation established an Incentive Stock Option Plan and reserved 30,000 shares of common stock for sale thereunder. The 30,000 option shares were subsequently amended to 60,000 shares and increased again to 120,000 in April 1993 as a result of the two-for-one stock split. The plan, which expired in 1992, provided for the granting to management employees of Summit Bancshares, Inc. and subsidiaries incentive stock options, as defined under current tax laws. The outstanding options continue to be exercisable and will be exercisable for periods of five to ten years from the date of grant.

In April 1993, the Corporation established a similar Incentive Stock Option Plan and reserved 150,000 shares (after the April 1993 two-for-one stock split) of common stock for sale thereunder. The 1993 plan provides for the granting to management employees of Summit Bancshares, Inc. and subsidiaries, incentive stock options, as defined under the current tax law. The options under the 1993 plan will be exercisable for 10 years from the date of grant and generally vest ratably over a three to five year period.

Options under both plans will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported.

The following is a summary of transactions for the years presented:

                                                                                                 Year Ended December 31,
                                                                                         ---------------------------------------
                                                                                           1994                          1993
                                                                                        ----------                    ----------
Outstanding, beginning of year                                                            186,200                       109,000
Additional options granted during the year                                                 22,500                        98,000
Forfeited during the year                                                                 (11,100)                       (5,060)
Exercised during the year                                                                 (45,900)                      (15,740)
                                                                                          --------                      --------
         Outstanding, End of Year
             (at prices ranging from $3.75 to
             $18.00 a share at December 31, 1994)                                         151,700                       186,200
                                                                                          ========                      ========
At December 31, 1994, 113,188 shares were exercisable.

NOTE 12 - Financial Instruments with Off-Balance Sheet Risk

The Corporation is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, standby letters of credit and documentary letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The total contract amounts of financial instruments with off-balance sheet risk are as follows (in thousands):


                                                                                                December 31,
                                                                                        ----------------------------
                                                                                          1994                1993
                                                                                        --------            --------
Financial Instruments Whose Contract
  Amounts Represent Credit Risk:

     Commitments to Extend Credit                                                        $ 45,856           $ 36,917
     Documentary and Standby Letters of Credit                                              2,774              2,466

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate and income-producing commercial properties.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 13 - Earnings Per Share

Earnings per share of common stock are based on the weighted average number of shares outstanding during the years as follows:

                                            Shares
                                           ---------
                       1994                1,567,885
                       1993                1,547,759
                       1992                1,548,750


NOTE 14 - Employee Benefit Plans

PENSION PLAN
The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation history. The employee's compensation used in the benefit calculation is the highest average for any five consecutive years of employment within the employee's last ten years of employment.

Funding for the plan is provided by employer contribution to trust funds in amounts determined by actuarial assumption and valuation of the plan. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                                            1994                      1993
                                                                                         ---------                 ---------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested
       benefits of $1,034,000 in 1994 and $983,000 in 1993                               $ (1,072)                 $ (1,019)
                                                                                         =========                 =========
Projected benefit obligation for service rendered to date                                $ (1,731)                 $ (1,577)
Plan assets at fair value, primarily listed stocks and U.S. bonds                           1,616                     1,414
                                                                                         ---------                 ---------
Plan assets in excess of projected benefit obligation                                        (115)                     (163)
Unrecognized net loss from past experience different from that
               assumed and effects of changes in assumptions                                   48                        50
Prior service cost not yet recognized in net periodic pension cost                             20                        23
                                                                                         ---------                 ---------
Unrecognized net obligation at January 1, 1995 and 1994                                        68                        73
                                                                                         ---------                 ---------
   Net Pension Cost - included in Other Liabilities                                      $    (47)                 $   ( 90)
                                                                                         =========                 =========
Net pension expense included the following components (in thousands):

                                                                                         Year ended December 31,
                                                                               -------------------------------------------
                                                                                 1994              1993             1992
                                                                               --------          --------         --------
Service Cost - benefits earned during the period                                $  111           $    87          $   105
Interest cost on projected benefit obligation                                      130               121              109
Less: Actual return on plan assets                                                (133)             (116)             (99)
Net amortization and deferral                                                        5                 5                5
                                                                                -------           -------          -------
   Net periodic pension expense                                                 $  113            $   97           $  120
                                                                                =======           =======          =======

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent at December 31,1994 and 1993. The expected long-term rate of return on plan assets in 1994 was 9 percent.

During 1994 and 1993 the Corporation contributed $156,000 and $130,000 to the plan, respectively.

Management Security Plan
In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations in 1994, 1993 and 1992 for such future obligations was $141,000, $142,000, and $48,000 respectively.

Other Post Retirement Benefits
The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).


NOTE 15 - Dividends From Subsidiaries

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized. Under this formula, in 1995 the Subsidiary Banks can legally initiate dividend payments of $5,519,000 plus an additional amount equal to their net profits, as defined, for 1995 up to the date of any such dividend.

Internal dividend policies limit dividends from Subsidiary Banks if their equity capital levels fall below certain minimums.


NOTE 16 - Concentrations of Credit Risk

The Subsidiary Banks of Summit Bancshares, Inc. grant commercial, real estate and consumer loans in their direct market which is defined as Fort Worth and its surrounding area. The board of directors of each bank monitor concentrations of credit by purpose, collateral and industry at least quarterly. Certain limitations for concentration are set by the boards. Additional loans in excess of these limits must have prior approval of the bank's directors' loan committee.


NOTE 17 - Compensated Absences

Employees of the Corporation are entitled to paid vacation, paid sick days and other personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Corporation's policy is to recognize the costs of compensated absences when actually paid to employees.


NOTE 18 - Litigation

Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of legal counsel that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 19 - Stock Split

On April 20, 1993, the shareholders of Summit Bancshares, Inc. authorized a two-for-one stock split of the Corporation's common stock. The par value of the common stock was reduced to $1.25 from $2.50 and the authorized shares were increased to 8,000,000 from 4,000,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1992 have been restated to reflect the stock split.


NOTE 20 - Subsequent Events

On January 17, 1995, the Board of Directors of Summit Bancshares, Inc. approved a quarterly dividend of $.11 per share to be paid on February 15, 1995 to shareholders of record on February 1, 1995.

NOTE 21 - Condensed Parent Company Financial Statements

BALANCE SHEETS
                                                                                    December 31,
                                                                       ------------------------------------
                                                                           1994                    1993
                                                                       ------------            ------------
ASSETS                                                                            (In Thousands)
CASH IN SUBSIDIARY BANKS:
 Demand                                                                 $        99               $      27
 Time                                                                           765                     161
INVESTMENTS IN SUBSIDIARIES:
 Bank Subsidiaries                                                           23,781                  22,330
 Non-Bank Subsidiary                                                            236                     232
PROPERTY AND EQUIPMENT - NET                                                  1,961                   2,070
OTHER ASSETS                                                                    301                     181
                                                                            -------                 -------
TOTAL ASSETS                                                               $ 27,143                $ 25,001
                                                                            =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Notes Payable                                                            $   1,356               $   1,698
 Other Liabilities                                                              453                     325

SHAREHOLDERS' EQUITY                                                         25,334                  22,978
                                                                           --------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 27,143                $ 25,001
                                                                            =======                 =======


STATEMENTS OF INCOME                                                          Year Ended December 31,
                                                           -----------------------------------------------------------
                                                               1994                   1993                    1992
                                                           ------------           ------------             -----------
                                                                                 (In Thousands)
INCOME:
 Dividends from Subsidiaries                                   $ 2,100               $    900                 $ 1,395
 Interest                                                            5                      1                       5
 Other                                                             341                    324                     263
                                                                -------                -------                 -------
                            TOTAL INCOME                         2,446                  1,225                   1,663
                                                                -------                -------                 -------
EXPENSES:
 Interest                                                          101                    119                     189
 Salaries and Benefits                                             535                    417                     314
 Occupancy and Furniture-Net                                        (3)                    24                       2
 Other                                                             296                    262                     133
                                                                -------                -------                 -------
                            TOTAL EXPENSES                         929                    822                     638
                                                                -------                -------                 -------

           INCOME BEFORE INCOME TAX BENEFIT,
            EQUITY IN UNDISTRIBUTED EARNINGS
      OF SUBSIDIARIES AND EXTRAORDINARY ITEM                     1,517                    403                   1,025

INCOME TAX BENEFIT - NOTE 9                                        196                    166                      92
                                                                -------                -------                 -------

                   INCOME BEFORE EQUITY IN
                 UNDISTRIBUTED EARNINGS OF
       SUBSIDIARIES AND EXTRAORDINARY ITEM                       1,713                     569                  1,117

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                 2,327                   3,162                  1,887
                                                                -------                -------                 -------
          INCOME BEFORE EXTRAORDINARY ITEM                       4,040                   3,731                  3,004

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
 DEBT (NET OF INCOME TAX OF $120,000)                              -0-                    -0-                     232
                                                               --------               --------                --------
                                NET INCOME                     $ 4,040                $ 3,731                 $ 3,236
                                                               ========               ========                ========

                                    -48-

STATEMENTS OF CASH FLOW

                                                                                             Year Ended December 31,
                                                                                ------------------------------------------------
                                                                                  1994                1993                1992
                                                                                --------            --------            --------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                     $  4,040            $  3,731            $  3,236
 Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Forgiveness of Debt                                                             -0-                  -0-               (352)
     Depreciation and Amortization                                                   151                 165                 159
     Deferred Income Taxes                                                            48                  57                  23
     Undistributed Earnings of Subsidiaries                                       (2,327)             (3,162)             (1,887)
     (Increase) Decrease in Other Assets                                            (169)                120                 (51)
     Increase (Decrease) in Other Liabilities                                        128                 124                (467)
                                                                                  -------             -------             -------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES              1,871              1,035                 661

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Contribution to Non-Bank Subsidiary                                         -0-                (266)                -0-
 Purchases of Premises and Equipment                                                 (42)                (63)               (120)
                                                                                  -------              ------             -------
                                 NET CASH USED BY INVESTING ACTIVITIES               (42)               (329)               (120)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal Payments on Notes Payable                                                (342)               (336)             (1,420)
 Payments of Cash Dividends                                                         (567)               (332)                -0-
 Proceeds from Note Payable                                                          -0-                 -0-                 750
 Receipts from Stock Options Exercised                                               109                  78                 -0-
 Purchase of Treasury Stock                                                         (353)                -0-                 (39)
                                                                                  -------              ------             -------
                                 NET CASH USED BY FINANCING ACTIVITIES            (1,153)               (590)               (709)
                                                                                  -------              ------             -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                    676                 116                (168)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                                             188                  72                 240
                                                                                  -------             -------             -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   864             $   188             $    72
                                                                                  =======             =======             =======

                                    -49-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1994.

                                   PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 6 of the Corporation's Proxy Statement dated March 21, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP - Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 17 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 9 through 10 of Part I of this report is incorporated herein by reference.


ITEM 11.            EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 17 through 25 of the Corporation's Proxy Statement dated March 21, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP - By Others" on pages 16 through 17 of the Corporation's Proxy Statement dated March 21, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP - By Management" on pages 14 through 16 of the Corporation's Proxy Statement dated March 21, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on pages 26 and 27 of the Corporation's Proxy Statement dated March 21, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

 (a)(1) Financial Statements. The following financial statements are included in Part II, Item 8:

             Independent Auditor's Report

             Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1994 and 1993

             Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1994, 1993 and 1992

             Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1994, 1993 and 1992 (Consolidated and Parent Company Only)

             Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1994, 1993 and 1992

             Notes to Financial Statements


      (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      (3) Exhibits. The following exhibits are filed as a part of this report:

             3(a) Articles of Incorporation of the Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement No. 2-92405 filed November 7, 1984).*

             3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 4, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                       1988).*

             3(c) Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

             3(d) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 25, 1990 (incorporated herein by reference to Exhibit 3(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                       1992).*

             3(e) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 22, 1993 (incorporated herein by reference to Exhibit 3(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                       1993).*

             4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

             10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                        1985).*

             10(b) Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

             10(c) Summit Bancshares, Inc.'s 1982 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Corporation's Registration Statement No. 2-92405 filed November 7, 1984).*

             10(d) Summit Bancshares, Inc.'s Defined Benefit Pension Plan (effective as of January 1, 1985) (incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

             10(e) Amendment No. 1 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated June 29, 1987 (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

             10(f) Amendment No. 2 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated December 16, 1988 (incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

             10(g) Amendment No. 3 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated October 17, 1989 (incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

             10(h) Amendment No. 4 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated October 18, 1994.**

             10(i) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

             10(j) Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                        1992).*

             10(k) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant.**

             10(l) Loan Agreement dated June 4, 1992 between Summit Bancshares, Inc., as borrower, and Bank of Commerce, as lender; Promissory Note in the original principal amount of $750,000; and related Security Agreement (incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

             10(m) Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorpo-rated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

             10(n) Promissory Note dated January 21, 1993 in the original principal amount of $290,000 executed by Summit Bancservices, Inc. and payable to the order of Summit National Bank; related Security Agreements; and related Unconditional Guaranty executed by Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

             10(o) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

             10(p) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

             11         Computation of Earnings Per Common Share.**

             21         Subsidiaries of the Corporation.**

             27         Financial Data Schedule.**

(b)       Reports on Form 8-K.

          The Corporation did not file during the last quarter covered by this report any reports on Form 8-K.

-----------------------------------
* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.
**    Filed herewith.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUMMIT BANCSHARES, INC.



DATE:   March 22, 1995                          By:/s/ Philip E. Norwood
                                                  ------------------------------
                                                  Philip E. Norwood, President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 22nd day of March, 1995.


        SIGNATURE                                          TITLE


/s/ Philip E. Norwood                        President, Chief Executive Officer
-----------------------------                and Director (Principal Executive
 Philip E. Norwood                           Officer)


/s/ Bob G. Scott                             Senior Vice President and Chief
-----------------------------                Financial Officer (Chief
Bob G. Scott                                 Accounting Officer)


/s/ James L. Murray                          Chairman of the Board
-----------------------------
James L. Murray

/s/ F.S. Gunn                                Vice Chairman and Director
-----------------------------
F.S. Gunn


/s/ Jeffrey M. Harp                           Chief Operating Officer,
-----------------------------                 Executive Vice President,
Jeffrey M. Harp                               Secretary and Treasurer and
                                              Director


/s/ Robert E. Bolen                           Director
-----------------------------
Robert E. Bolen


/s/ Joe L. Bussey, M.D.                       Director
-----------------------------
Joe L. Bussey, M.D.


/s/ Elliott S. Garsek                         Director
-----------------------------
Elliott S. Garsek

/s/ Ronald J. Goldman                         Director
-----------------------------
Ronald J. Goldman


/s/ William W. Meadows                        Director
-----------------------------
William W. Meadows


/s/ Edward P. Munson                          Director
-----------------------------
Edward P. Munson


                                              Director
-----------------------------
Lynn C. Perkins, M.D.


/s/ Byron B. Searcy                           Director
-----------------------------
Byron B. Searcy


/s/ Lloyd J. Weaver                           Director
-----------------------------
Lloyd J. Weaver

                                EXHIBIT INDEX

Exhibit                                                                Page No.
-------                                                                --------

3(a) Articles of Incorporation of the Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's
       Registration Statement No. 2-92405 filed November 7, 1984).*

3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 4, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

3(c) Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

3(d) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 25, 1990 (incorporated herein by reference to Exhibit 3(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.)*

3(e) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 22, 1993 (incorporated herein by reference to Exhibit 3(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

10(b) Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

10(c)  Summit Bancshares, Inc.'s 1982 Incentive Stock Option Plan
       (incorporated herein by reference to Exhibit 10.3 to the Corporation's Registration Statement No. 2-92405 filed
       November 7, 1984).*

10(d) Summit Bancshares, Inc.'s Defined Benefit Pension Plan (effective as of January 1, 1985)(incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

10(e) Amendment No. 1 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated June 29, 1987 (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

10(f) Amendment No. 2 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated December 16, 1988 (incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

10(g) Amendment No. 3 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated October 17, 1989 (incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

10(h) Amendment No. 4 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated October 18, 1994.**

10(i) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

10(j) Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(k) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill
       Lynch Real Estate Opportunity Partners Limited
       Partnership, as landlord, and Summit Bancshares, Inc., as tenant.**

10(l) Loan Agreement dated June 4, 1992 between Summit Bancshares, Inc., as borrower, and Bank of Commerce, as lender;
       Promissory Note in the original principal amount of $750,000; and related Security Agreement (incorporated herein by reference to Exhibit 10(j) to the Corporation's
       Annual Report on Form 10-K for the year ended
       December 31, 1992).*

10(m) Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(n) Promissory Note dated January 21, 1993 in the original principal amount of $290,000 executed by Summit Bancservices, Inc. and payable to the order of Summit National Bank; related Security Agreements; and related Unconditional Guaranty executed by Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
       1992).*

10(o) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(p) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

11     Computation of Earnings Per Common Share.**

21     Subsidiaries of the Corporation.**

27     Financial Data Schedule.**
------------------------
* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.

**  Filed herewith.