Form 10-Q
period 1995-03-31
SUMMIT BANCSHARES INC /TX/
filed 1995-05-12
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1995; or

[   ]         Transition report pursuant to section 13 or 15(d) of the
              Securities Exchange Act of 1934 For the Transition period from
              _______________ to _________________.


                        Commission File Number 0-11986


                            SUMMIT BANCSHARES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Texas                          75-1694807
          ------------------------            --------------------
          (State of Incorporation)              (I.R.S. Employer
                                               Identification No.)

                1300 Summit Avenue, Fort Worth, Texas 76102
             -------------------------------------------------
                 (Address of principal executive offices)


                                 (817) 336-6817
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
        ---------------------------------------------------------------
               (Former name, former address and former fiscal year
                           if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ----    ----

The number of shares of common stock, $1.25 par value, outstanding at March 31, 1995 was 1,578,923 shares.

                               SUMMIT BANCSHARES, INC.



                                        INDEX


PART I - FINANCIAL INFORMATION                                         Page No.


Item 1.       Financial Statements

              Consolidated Balance Sheets at March 31, 1995 and 1994
              and at December 31, 1994                                     4

              Consolidated Statements of Income for the Three Months
              Ended March 31, 1995 and 1994 and for the Year Ended
              December 31, 1994                                            5

              Consolidated Statements of Changes in Shareholders'
              Equity for the Three Months Ended March 31, 1995 and
              1994 and for the Year Ended December 31, 1994                6

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1995 and 1994 and for the Year
              Ended December 31, 1994                                      7-8

              Notes to Consolidated Financial Statements for the Three
              Months Ended March 31, 1995 and 1994 and the Year Ended
              December 31, 1994                                           9-19

              The March 31, 1995 and 1994 and the December 31, 1994 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the Three Months
              Ended March 31, 1995 and 1994                               20-25

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Change in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET




                                                                              (Unaudited)                    (Unaudited)
                                                                               March 31,                     December 31,
                                                                    -------------------------------         -------------
                                                                        1995               1994                  1995
                                                                    ------------       ------------          ------------
ASSETS                                                                                (In Thousands)
CASH AND DUE FROM BANKS                                              $  17,647           $  15,172             $  18,420
FEDERAL FUNDS SOLD                                                       4,945              13,405                 9,740
INVESTMENT SECURITIES - NOTE 2
  (Market Value of $109,738,000
   and $113,389,000 at March 31, 1995 and 1994
   and $112,498,000 at December 31, 1994)                              110,809             113,590               114,722
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                      148,274             128,429               138,966
      Allowance for Loan Losses                                         (2,355)             (2,678)               (2,410)
                                                                      --------            --------             ---------
         LOANS, NET                                                    145,919             125,751               136,556

PREMISES AND EQUIPMENT, NET - NOTE 4                                     6,734               6,338                 6,602
ACCRUED INCOME RECEIVABLE                                                2,728               2,515                 2,732
OTHER REAL ESTATE - NOTE 5                                                 391                 565                   649
OTHER ASSETS                                                             1,094               1,351                 1,590
                                                                      --------            --------              --------
         TOTAL ASSETS                                                $ 290,267           $ 278,687             $ 291,011
                                                                      ========            ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                         $  69,537           $  62,158             $  72,992
  Interest-Bearing                                                     186,891             188,805               186,547
                                                                      --------            --------              --------
         TOTAL DEPOSITS                                                256,428             250,963               259,539

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE                                                5,736               1,612                 4,528
NOTE PAYABLE                                                               -0-                 375                   250
ACCRUED INTEREST PAYABLE                                                   497                 346                   487
OTHER LIABILITIES                                                          937               1,402                   873
                                                                      --------            --------              --------
         TOTAL LIABILITIES                                             263,598             254,698               265,677
                                                                      --------            --------              --------
COMMITMENTS AND CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY - NOTES 11, 13 and 17
  Common Stock - $1.25 Par Value; 8,000,000 shares
   authorized; 1,578,923, 1,570,418 and 1,578,723 shares
   issued and outstanding at March 31, 1995 and 1994 and
   at December 31, 1994, respectively                                    1,974               1,963                 1,973
  Capital Surplus                                                        6,049               6,001                 6,047
  Retained Earnings                                                     19,089              15,880                18,187
  Unrealized Gain (Loss) on Investment Securities
    Available for Sale, Net of Tax                                        (233)                145                  (873)
  Treasury Stock at Cost (March 31, 1995 - 10,000 Shares)                 (210)                -0-                   -0-
                                                                       -------            --------              --------
         TOTAL SHAREHOLDERS' EQUITY                                     26,669              23,989                25,334
                                                                       -------            --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 290,267           $ 278,687             $ 291,011
                                                                      ========            ========              ========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                     (Unaudited)                              (Unaudited)
                                                         For the Three Months Ended March 31,           Year Ended December 31,
                                                         ------------------------------------           -----------------------
                                                             1995                    1994                        1994
                                                         ------------           -------------                -------------
                                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                $ 3,395                $ 2,598                     $ 11,455
  Interest and Dividends on Investment Securities:
    Taxable                                                   1,639                  1,475                        6,042
    Exempt from Federal Income Taxes                              8                      9                           32
  Interest on Federal Funds Sold                                 61                     96                          614
                                                             ------                 ------                      -------
        TOTAL INTEREST INCOME                                 5,103                  4,178                       18,143
                                                             ------                 ------                      -------
INTEREST EXPENSE
  Interest on Deposits                                        1,683                  1,204                        5,510
  Interest on Securities Sold Under
   Agreements to Repurchase                                      62                     14                           91
  Interest on Notes Payable                                       1                      6                           24
                                                             ------                 ------                       ------
        TOTAL INTEREST EXPENSE                                1,746                  1,224                        5,625
                                                             ------                 ------                       ------
        NET INTEREST INCOME                                   3,357                  2,954                       12,518
LESS: PROVISION (CREDIT) FOR LOAN LOSSES - NOTE 3                42                     20                         (114)
                                                             ------                 ------                       ------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                            3,315                  2,934                       12,632
                                                             ------                 ------                       ------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                          384                    392                        1,548
  Gain (Loss) on Sale of Investment Securities                  (10)                    20                         (152)
  Other Income                                                  353                    223                          972
                                                             ------                 ------                       ------
        TOTAL NON-INTEREST INCOME                               727                    635                        2,368
                                                             ------                 ------                       ------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                              1,380                  1,181                        5,003
  Occupancy Expense - Net                                       167                    159                          646
  Furniture and Equipment Expense                               152                    123                          547
  Other Real Estate Owned Expense - Net                         (77)                   (39)                         (41)
  Other Expense                                                 790                    667                        2,711
                                                             ------                 ------                       ------
        TOTAL NON-INTEREST EXPENSE                            2,412                  2,091                        8,866
                                                             ------                 ------                       ------
        INCOME BEFORE INCOME TAXES                            1,630                  1,478                        6,134

APPLICABLE INCOME TAXES - NOTE 8                                554                    499                        2,094
                                                             ------                 ------                       ------
        NET INCOME                                          $ 1,076                $   979                     $  4,040
                                                             ======                 ======                       ======
        NET INCOME PER SHARE - NOTE 13                      $   .68                $   .62                     $   2.58
                                                             ======                 ======                       ======

The accompanying Notes should be read with these financial statements.

                  SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 AND FOR THE YEAR ENDED DECEMBER 31, 1994
                               (Unaudited)


                                                                                           Unrealized
                                       Common Stock                                        Gain (Loss)
                                   --------------------       Capital      Retained       on Investment      Treasury
                                    Shares      Amount        Surplus      Earnings      Securities-Net       Stock        Total
                                   ---------   --------      ---------     ---------     --------------      --------     --------
                                                          (Dollars in Thousands, Except Per Share Data)
BALANCE AT
   JANUARY 1, 1994                 1,559,324      $1,949        $5,987      $15,042         $   -0-          $   -0-      $22,978

Net Income for the
   Three Months Ended
   March 31, 1994                                                               979                                           979

Stock Options Exercised               11,094          14            14                                                         28

Cash Dividend $.09
   Per Share                                                                   (141)                                         (141)

Securities Available for
   Sale Adjustment                                                                                145                         145
                                   ---------      ------       -------      -------           -------         ------      -------
BALANCE AT
   MARCH 31, 1994                  1,570,418       1,963         6,001       15,880               145           -0-        23,989

Net Income for the
   Nine Months Ended
   December 31, 1994                                                          3,061                                         3,061

Stock Options Exercised               28,195          35            46                                                         81

Purchases of Stock Held in
   Treasury                                                                                                     (353)        (353)

Retirement of Stock Held in
   Treasury                          (19,890)        (25)                      (328)                              353

Cash Dividend $.27
   Per Share                                                                   (426)                                         (426)

Securities Available for
   Sale Adjustment                                                                            (1,018)                      (1,018)
                                   ---------      ------        ------      -------          -------           ------     -------
BALANCE AT
   DECEMBER 31, 1994               1,578,723       1,973         6,047       18,187             (873)             -0-      25,334

Purchase of Stock Held
   in Treasury                                                                                                  (210)        (210)

Net Income for the
   Three Months Ended
   March 31, 1995                                                             1,076                                         1,076

Stock Options Exercised                  200           1             2                                                          3

Cash Dividend $.11
   Per Share                                                                   (174)                                         (174)

Securities Available for
   Sale Adjustment                                                                               640                          640
                                   ---------      ------       -------      -------           -------         -------     -------
BALANCE AT
   MARCH 31, 1995                  1,578,923     $ 1,974       $ 6,049     $ 19,089          $  (233)        $  (210)    $ 26,669
                                   =========       =====         =====       ======             =====           =====      ======

The accompanying Notes should be read with these financial statements.

                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                                      (Unaudited)                  (Unaudited)
                                                                                       March 31,                   December 31,
                                                                             ---------------------------           ------------
                                                                               1995               1994                 1994
                                                                             --------           --------           ------------
                                                                                             (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                                  $ 1,076             $ 979               $ 4,040
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                                 140               135                   545
    Net Premium Amortization or (Discount
     Accretion) on Investment Securities                                          130               234                   831
    Provision (Credit) for Loan Losses                                             42                20                  (114)
    Net Decrease in Deferred Income Taxes                                         -0-               (22)                 (248)
    (Gain) Loss on Sale of Investment Securities                                   10               (20)                  152
    Writedown of Other Real Estate                                                  2               -0-                   -0-
    Net Gain From Sale of Other Real Estate                                       (60)              (35)                  (55)
    Net Loss on Sale of Fixed Assets                                              -0-               -0-                     2
    Increase in Accrued Income and Other Assets                                  (395)             (442)                 (718)
    Increase in Accrued Expenses and Other Liabilities                            629               488                   500
                                                                               ------            ------                ------
      Total Adjustments                                                           498               358                   895
                                                                               ------            ------                ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,574             1,337                 4,935
                                                                               ------            ------                ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease in Federal Funds Sold                                            4,795             6,345                10,010
  Proceeds from Matured and Prepaid Investment Securities
    - Held-to-Maturity                                                          2,179             2,071                11,453
    - Available for Sale                                                          655             4,470                17,047
  Proceeds from Sales of Investment Securities                                  2,951            12,012                26,885
  Purchase of Investment Securities
    - Held-to-Maturity                                                         (1,041)           (8,194)              (19,126)
    - Available for Sale                                                          -0-           (11,628)              (40,972)
  Loans Originated or Acquired Less Payments,
   Charge-offs and Other Real Estate Acquired                                  (9,463)           (1,172)              (12,314)
  Recoveries of Loans Previously Charged-Off                                       66                64                   243
  Proceeds from Sale of Fixed Assets                                              -0-               -0-                    29
  Proceeds from Sale of Other Real Estate                                         318               152                   548
  Capital Expenditures                                                           (272)              (98)                 (802)
                                                                               ------            ------                ------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            188             4,022                (6,999)
                                                                               ------            ------                ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease)  in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                          (4,682)           (2,904)                7,564
  Increase (Decrease) in Certificates of Deposit                                1,570              (285)               (2,175)
  Net Increase (Decrease) in Repurchase Agreements                              1,208               (67)                2,849
  Principal Payments of Notes Payable                                            (250)             (125)                 (250)
  Dividends to Shareholders                                                      (174)             (141)                 (567)
  Purchase of Treasury Stock                                                     (210)              -0-                  (353)
  Proceeds from Stock Options Exercised                                             3                28                   109
                                                                               ------            ------                ------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (2,535)           (3,494)                7,177
                                                                               ------            ------                ------
NET INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                                                           (773)            1,865                 5,113

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                                    18,420            13,307                13,307
                                                                               ------            ------                ------
CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 17,647          $ 15,172              $ 18,420
                                                                               ======            ======                ======

                                      -7-

                        SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                        AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                     (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                                 (Unaudited)               (Unaudited)
                                                                                  March 31,               December 31,
                                                                        ----------------------------      ------------
                                                                           1995              1994             1994
                                                                        ----------        ----------      ------------
                                                                               (In Thousands)
(1)  Interest Paid                                                       $ 1,735            $ 1,254         $ 5,516
(2)  Income Taxes Paid (Refund Received)                                     -0-                (65)          1,825
(3)  Other Real Estate Acquired in Settlement of Loans                       -0-                 67             528
(4)  Bank Financed Sales of Other Real Estate                                -0-                -0-             234


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1994 (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

         The accounting and reporting policies of Summit Bancshares, Inc. (the "Corporation") and Subsidiaries are in accordance with generally accepted accounting principles. A summary of the more significant policies follows:

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-
         owned operations subsidiary.   All significant intercompany
         balances and transactions have been eliminated.

         CASH AND DUE FROM BANKS

         The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 1995 the average cash balance maintained at the Federal Reserve Bank was $10,930,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $1,111,000 during the same three month period of 1995.

         INVESTMENT SECURITIES

         Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determined fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

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

         - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

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

         LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. When loans are put on non-accrual all payments received are applied to the principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)

         In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

         The allowance for loan losses is comprised of amounts charged against income in the form of a provision for loan losses as determined by management. Management's evaluation is based on a number of factors, including the Subsidiary Banks' loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management's continuing review of the discounted cash flow values of impaired loans and its evaluation of the quality of the loan portfolio. Loans are placed on non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are charged to operating expenses. Renewals and betterments are added to the asset accounts and depreciated over the periods benefitted. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

         OTHER REAL ESTATE

         Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value of the real estate acquired is less than the bank's recorded investment in the related loan, a writedown is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expense.

         FEDERAL INCOME TAXES

         The Corporation joins with its Subsidiaries in filing a consolidated federal income tax return. The Subsidiaries pay to the parent a charge equivalent to their current federal income tax based on the separate taxable income of the Subsidiaries.

         The Corporation and the Subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

         STATE INCOME TAXES

         The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law passed by the Texas Legislature in 1991, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1994 or during the first three months of 1995.

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

                    Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair values.

                    Investment securities (including mortgage-backed securi-ties: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                    Loans: For variable-rate loans, fair values are based on carrying values. The fair values for fixed rate loans such as mortgage loans (e.g., one-to-four family residential) and installment loans are estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)

                    Deposit liabilities: The fair value disclosed for interest bearing and noninterest-bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                    Short-term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

                    Note payable: The fair value of the Corporation's note payable is based on its carrying amount at the reporting date.

         CASH AND CASH EQUIVALENTS

         For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks."

         RECLASSIFICATION

         Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

         AUDITED FINANCIAL STATEMENTS

         The consolidated balance sheet as of December 31, 1994, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1994 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 1994 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.

NOTE 2 - Investment Securities

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                       March 31, 1995
                                                                -------------------------------------------------------------
                                                                                   Gross            Gross
                                                                Amortized       Unrealized       Unrealized           Fair
                                                                  Cost             Gains           Losses             Value
                                                                ---------       ----------       ----------        ----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                      $  37,204         $  133          $   (787)         $  36,550
  U.S. Government Agencies
   and Corporations                                                15,218            -0-              (185)            15,033
  U.S. Government Agency Mortgage
   Backed Securities                                                6,403              1              (239)             6,165
  Obligations of States and
   Political Subdivisions                                             391              6               -0-                397
                                                                  -------          -----            ------            -------
    Total Held-to-Maturity Securities                              59,216            140            (1,211)            58,145
                                                                  -------          -----            ------            -------
Investment Securities - Available for Sale
  U.S. Treasury Securities                                         45,073            101              (469)            44,705
  U.S. Government Agencies
    and Corporations                                                3,028             38               (27)             3,039
  U.S. Government Agency Mortgage
    Backed Securities                                               3,591             23               (19)             3,595
  Federal Reserve Bank Stock                                          254            -0-               -0-                254
                                                                  -------          -----            ------            -------
     Total Available for Sale Securities                           51,946            162              (515)            51,593
                                                                  -------          -----            ------            -------
        Total Investment Securities                             $ 111,162         $  302          $ (1,726)         $ 109,738
                                                                  =======            ===            =======           =======

         In the above schedule the amortized cost of Total Held-to-Maturity Securities of $59,216,000 and the fair value of Total Available for Sale Securities of $51,593,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1995 for a total of $110,809,000. A net unrealized loss of $353,000 is included in the Available for Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

         The carrying value of investment securities totaling $18,092,000 at March 31, 1995, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $17,666,000 at March 31, 1995.

                                                                                      March 31, 1994
                                                                -----------------------------------------------------------
                                                                                 Gross             Gross
                                                                Amortized     Unrealized        Unrealized          Fair
                                                                  Cost           Gains            Losses            Value
                                                                ---------     ----------        ----------        ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                       $ 32,902         $ 243          $  (360)         $  32,785
  U.S. Government Agencies
   and Corporations                                                18,029            48              (82)            17,995
  U.S. Government Agency Mortgage
   Backed Securities                                                6,912            13              (83)             6,842
  Obligations of States and
   Political Subdivisions                                             463            20              -0-                483
                                                                  -------         -----            -----            -------
    Total Held-to-Maturity Securities                              58,306           324             (525)            58,105
                                                                  -------         -----            -----            -------
Investment Securities - Available for Sale
  U.S.  Treasury Securities                                        43,917           348             (191)            44,074
  U.S. Government Agencies
    and Corporations                                                6,259            54              (22)             6,291
  U.S. Government Agency Mortgage
    Backed Securities                                               4,635            36               (6)             4,665
  Federal Reserve Bank Stock                                          254           -0-              -0-                254
                                                                  -------         -----            -----            -------
     Total Available for Sale Securities                           55,065           438             (219)            55,284
                                                                  -------         -----            -----            -------
        Total Investment Securities                             $ 113,371         $ 762          $  (744)         $ 113,389
                                                                  =======          ====            =====            =======

         Proceeds from sales of investment securities were $2,951,000 and $12,012,000 during the first three months of 1995 and 1994, respectively and $26,885,000 during the year 1994. In the three months ended March 31, 1995, a loss of $10,000 was realized; gains of $20,000 and losses of $172,000 were realized for the year ended December 31, 1994. Gains of $20,000 were realized from those sales during the three months ended March 31, 1994.


NOTE 3 - Loans and Allowance for Loan Losses

         The book values and fair values of loans by major type follow (in thousands):

                                                            March 31, 1995                              March 31, 1994
                                                    -------------------------------             -------------------------------
                                                       Book                Fair                    Book                Fair
                                                       Value               Value                   Value               Value
                                                      -------             -------                 -------             -------
Commercial                                         $   69,443          $   69,460              $   63,061          $   63,228
Real Estate Mortgage                                   54,781              54,699                  46,231              46,584
Real Estate Construction                                3,972               3,954                   2,922               2,917
Loans to Individuals, Less
  Unearned Discount                                    20,078              20,072                  16,215              16,546
                                                      -------             -------                --------            --------
                                                      148,274             148,185                 128,429             129,275
Allowance for Loan Losses                              (2,355)             (2,355)                 (2,678)             (2,678)
                                                     --------             -------                --------            --------
     Loans - Net                                    $ 145,919           $ 145,830               $ 125,751           $ 126,597
                                                      =======             =======                 =======             =======

         The preceding table indicates that the Corporation had an unrealized loss of approximately $89,000 in its loan portfolio at March 31, 1995 and an unrealized gain of approximately $846,000 in its loan portfolio at March 31, 1994 before the respective allowances for loan losses were applied. The unrealized losses and gains are the direct result of the current posted rates for loans higher or lower, respectively, than the average yields in the current loan portfolio.

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

         In the above schedule the amortized cost of Total Held-to-Maturity Securities of $58,306,000 and the fair value of Total Available for Sale Securities of $55,284,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1994 for a total of $113,590,000. A net unrealized gain of $219,000 is included in the Available for Sale Investment Securities balance. The unrealized gain, net of tax benefit, is included in Shareholders' Equity.

         Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                             Three Months Ended March 31,                         Year Ended
                                                        -------------------------------------                    December 31,
                                                          1995                         1994                          1994
                                                        --------                     --------                     ----------
Balance, Beginning of Period                            $ 2,410                      $ 2,594                       $ 2,594
Provisions, Charged (Credited)
  to Income                                                  42                           20                          (114)
Loans Charged-Off                                          (163)                         -0-                          (313)
Recoveries of Loans Previously
 Charged-Off                                                 66                           64                           243
                                                         ------                       ------                        ------
          Net Loans Charged-Off                             (97)                          64                           (70)
                                                         ------                       ------                        ------
Balance, End of Period                                  $ 2,355                      $ 2,678                       $ 2,410
                                                          =====                        =====                         =====

        The provisions for loan losses charged to operating expenses during the three months ended March 31, 1994 and March 31, 1995 of $20,000 and $42,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1994 a credit of $114,000 was recorded reducing the Allowance for Loan Losses. This reduction in the Allowance was warranted as the level of non-performing loans continued to decline.

At March 31, 1995, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $324,000 (of which $324,000 were on non-accrual status). The related allowance for loan losses for these loans was $149,000. The average recorded investment in impaired loans during the three months ended March 31, 1995 was approximately $27,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment

        The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):


                                                                           March 31,
                                                                 ----------------------------          December 31,
                                                                   1995                1994                1994
                                                                 --------            --------          ------------
Land                                                             $  1,264            $  1,179           $  1,264
Buildings and Improvements                                          6,816               6,557              6,742
Furniture & Equipment                                               4,661               4,167              4,470
                                                                  -------             -------            -------
        Total Cost                                                 12,741              11,903             12,476
Less:  Accumulated Amortization and Depreciation                   (6,007)             (5,565)            (5,874)
                                                                  -------             -------            -------
        Net Book Value                                           $  6,734            $  6,338           $  6,602
                                                                    =====               =====              =====

NOTE 5 - Other Real Estate

        The carrying value of other real estate is as follows (in thousands):

                                                                           March 31,
                                                                 ----------------------------        December 31,
                                                                    1995              1994               1994
                                                                  --------          --------         -----------
Other Real Estate                                                  $ 426             $  806              $ 684
Valuation Reserve                                                    (35)              (241)               (35)
                                                                    ----               ----               ----
        Net Other Real Estate                                      $ 391             $  565              $ 649
                                                                     ===                ===                ===

                                      -13-


NOTE 5 - Other Real Estate (cont'd.)

Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                 Three Months Ended March 31,           Year Ended
                                                                ------------------------------         December 31,
                                                                   1995               1994                 1994
                                                                 --------           --------            -----------
Balance, Beginning of Period                                       $  35              $ 279               $ 279
Provisions Charged to Income                                         -0-                -0-                 -0-
Reductions from Sales                                                -0-                (38)               (244)
                                                                    ----               ----               -----
Balance, End of Period                                             $  35              $ 241               $  35
                                                                     ===                ===                 ===

        In addition to the above provisions, direct writedowns of other real estate charged to income were $2,000 for the three months ended March
31, 1995. There were no direct writedowns to other real estate during the first three months of 1994 or for the year ended December 31, 1994.


NOTE 6 - Deposits

        The book values and fair values of deposits by major type follow. For deposits with no defined maturities, Statement of Financial
Accounting Standards No. 107 defines fair values as the amount payable on demand (in thousands):


                                                             March 31, 1995                             March 31, 1994
                                                    --------------------------------            -------------------------------
                                                       Book                  Fair                  Book                 Fair
                                                       Value                 Value                 Value                Value
                                                    ----------            ----------            ----------           ----------
Noninterest-Bearing Demand Deposits                 $   69,537            $   69,537            $   62,158           $   62,158
Interest-Bearing Deposits:                            --------              --------              --------             --------
  Interest-Bearing Transaction
     Accounts                                           99,603                99,603                99,715               99,715
  Savings                                               17,501                17,501                18,752               18,752
  Savings Certificates - Time                           46,389                46,454                47,849               47,988
  Certificates of Deposits $100,000 or more             23,161                23,156                22,259               22,256
  Other                                                    237                   237                   230                  230
                                                       -------               -------               -------              -------
   Total                                               186,891               186,951               188,805              188,941
                                                       -------               -------               -------              -------
       Total Deposits                                $ 256,428             $ 256,488             $ 250,963            $ 251,099
                                                       =======               =======               =======              =======

         The preceding table indicates that the Corporation had unrealized gains of approximately $60,000 and approximately $136,000 in its deposit accounts at March 31, 1995 and 1994, respectively.


NOTE 7 - Other Non-Interest Expense

         The significant components of other non-interest expense are as follows (in thousands):

                                                                Three Months Ended March 31,              Year Ended
                                                                ----------------------------             December 31,
                                                                  1995                1994                   1994
                                                                --------            --------             ------------
Business Development                                              $ 103               $  71                $   392
Legal and Professional Fees                                         112                  67                    357
Printing and Supplies                                                48                  69                    303
Regulatory Fees and Assessments                                     170                 167                    666
Other                                                               357                 293                    993
                                                                   ----                ----                   ----
        Total                                                     $ 790               $ 667                $ 2,711
                                                                    ===                 ===                  =====

NOTE 8 - Income Taxes

        Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                     March 31,
                                                          ------------------------------                      December 31,
                                                            1995                  1994                            1994
                                                          --------              --------                      ------------
Current Tax Asset (Liability)                              $ (525)               $ (467)                         $   29
Deferred Tax Asset                                            569                   565                             901
                                                            -----                 -----                           -----
     Total Included in Other Assets                        $   44                $   98                          $  930
                                                             ====                  ====                            ====


     The deferred tax asset at March 31, 1995 of $569,000 included $120,000 related to an unrealized loss on Available for Sale Securities.

     The components of income tax expense were as follows (in thousands):


                                                               Three Months Ended March 31,               Year Ended
                                                               ----------------------------              December 31,
                                                                  1995              1994                     1994
                                                                --------          --------               ------------
Federal Income Tax Expense
        Current                                                  $  525            $  499                   $ 1,846
        Deferred                                                     29               -0-                       248
                                                                  -----            ------                    ------
                  Total Federal Income Tax Expense               $  554            $  499                   $ 2,094
                                                                  =====             =====                     =====
                  Effective Tax Rates                             34.0%             33.8%                     34.1%
                                                                  =====             =====                     =====

        The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                            Three Months Ended March 31,                       Year Ended
                                                          --------------------------------                    December 31,
                                                             1995                 1994                            1994
                                                           --------             --------                      ------------
Federal Income Taxes at Statutory
   Rate of 34%                                              $ 554                 $ 502                         $ 2,085
Effect of Tax Exempt Interest Income                          (17)                   (6)                            (23)
Other                                                          17                     3                              32
                                                             ----                  ----                           -----
   Income Taxes Per Income Statement                        $ 554                 $ 499                         $ 2,094
                                                             ====                  ====                          ======

NOTE 9 - Related Party Transactions

   The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $4,156,000 at December 31, 1994.


NOTE 10 - Commitments and Contingent Liabilities

   In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements. No losses are anticipated as a result of these transactions. Commitments are most frequently extended for real estate, commercial and industrial loans.

   At March 31, 1995, outstanding documentary and standby letters of credit totaled $3,876,000 and commitments to extend credit totaled $47,945,000.

NOTE 11 - Stock Option Plans

   In March 1982, the Corporation established an Incentive Stock Option Plan and reserved 30,000 shares of common stock for sale thereunder.
The 30,000 option shares were subsequently amended to 60,000 shares and increased again to 120,000 in April 1993 as a result of the two-for-one stock split. The plan, which expired in 1992, provided for the granting to management employees of Summit Bancshares, Inc. and Subsidiaries incentive stock options, as defined under current tax laws. The outstanding options are exercisable for periods of five to ten years from the date of grant.

   In April 1993, the Corporation established a similar Incentive Stock Option Plan and reserved 150,000 shares (after the April 1993 two-for-one stock split) of common stock for sale thereunder. The 1993 plan provides for the granting to management employees of Summit Bancshares, Inc. and Subsidiaries incentive stock options, as defined under the current tax laws. The options under the 1993 plan will be exercisable for ten years from the date of the grant.

   Options under both plans will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of the grant. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported.

   The following is a summary of transactions during the periods presented:

                                                                              Shares Under Option
                                                                -----------------------------------------------
                                                                  Three Months
                                                                      Ended                       Year Ended
                                                                 March  31, 1995               December 31, 1994
                                                                 ---------------               -----------------
Outstanding, Beginning of Period                                      151,700                        186,200
Additional Options Granted During
  the Period    2,500                                                  22,500
Forfeited During the Period                                               -0-                        (11,100)
Exercised During the Period                                              (200)                       (45,900)
                                                                      -------                        -------
  Outstanding, End of Period                                          154,000                        151,700
                                                                      =======                        =======

         Options outstanding at March 31, 1995 ranged in price from $3.75 to $21.00 per share with 113,488 shares exercisable.


NOTE 12 - Employee Benefit Plans

         The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation history. The employee's compensation used in the benefit calculation is the highest average for any five consecutive years of employment within the employee's last ten years of employment.

         Funding for the plan is provided by employer contributions to trust funds in amounts determined by actuarial assumptions and valuation of the plan. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

NOTE 12 - Employee Benefit Plans (cont'd.)

         The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                                               1994             1993
                                                                                            ----------       ----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,034,000 in 1994 and $983,000 in 1993                                      $ (1,072)        $ (1,019)
                                                                                              ======           ======
Projected benefit obligation for service rendered
  to date                                                                                   $ (1,731)         $(1,577)
Plan assets at fair value, primarily listed stock
  and U.S. Treasury Securities                                                                 1,616            1,414
                                                                                              ------           ------
Plan assets net of projected benefit obligation                                                 (115)            (163)
Unrecognized net gain from past experience
  different from that assumed and effect of
  changes in assumptions                                                                          48               50
Prior service cost not yet recognized in net
  periodic pension cost                                                                           20               23
                                                                                               -----            -----
Unrecognized net obligation at January 1, 1995
  and 1994                                                                                        68               73
                                                                                               -----            -----

Net pension cost included in other liabilities                                               $   (47)         $   (90)
                                                                                               =====            =====

Net pension cost included the following components (in thousands):                            Year Ended December 31,
                                                                                             -------------------------
                                                                                               1994             1993
                                                                                             --------         --------
Service Cost - benefits earned during the period                                              $  111           $   87
Interest cost on projected benefit obligation                                                    130              121
Less: Actual return on plan assets                                                              (133)            (116)
Net amortization and deferral                                                                      5                5
                                                                                                ----             ----
        Net periodic pension cost                                                             $  113            $  97
                                                                                                ====             ====

   The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent at December 31, 1994 and 1993. The expected long-term rate of return on plan assets in 1994 was 9 percent.

   The market value of plan assets at March 31, 1995 was $1,308,000. There was a contribution to the plan during 1994 of $156,000 and accrued pension cost at March 31, 1995 was $80,000.

MANAGEMENT SECURITY PLAN

   In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $42,000 and $34,000 during the first three months of 1995 and 1994, respectively, and $141,000 for the year 1994.

OTHER POST RETIREMENT BENEFITS

   The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

NOTE 13 - Earnings per Share

   Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:


                                                                 Shares
Periods of Three Months Ended:                                 ----------

         March 31, 1995                                        1,575,130
         March 31, 1994                                        1,567,554

Year Ended December 31, 1994                                   1,567,885


NOTE 14 - Financial Instruments with Off-Balance Sheet Risk

         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, standby letters of credit and documentary letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

         The Corporation's exposure to credit loss in the event of non-performance by the other party of these loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                         March 31,
                                           ------------------------------------
                                               1995                     1994
                                           ------------              ----------
Financial Instruments Whose
     Contract Amounts Represent
          Credit Risk:

          Commitments to Extend Credit     $ 47,945,000            $ 36,492,000

          Documentary and Standby
              Letters of Credit               3,876,000               3,096,000

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


NOTE 15 - Concentrations of Credit Risk

        The Subsidiary Banks grant commercial, consumer and real estate loans in their direct market which is defined as Fort Worth and its surrounding area. Although its Subsidiary Banks have diversified loan portfolios, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the strength of the local and state economy.


NOTE 16 - Litigation

        Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of legal counsel that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 17 - Stock Repurchase Plan

        On April 19, 1994, the Board of Directors approved a stock repurchase plan. The plan authorizes management to purchase up to 78,377 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

        In 1994, 19,890 shares were purchased by the Corporation through the open market and canceled. In the first three months of 1995, 10,000 shares were purchased.


NOTE 18 - Subsequent Event

        On April 18, 1995, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on May 15, 1995 to shareholders of record on May 1, 1995.

        Also on April 18, 1995, the Board of Directors approved a renewal of the stock repurchase plan, thereby authorizing the purchase of up to 78,446 shares of the Corporation's common stock over the next twelve months.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         Net income for the first quarter of 1995 was $1,076,000, or $.68 per share, compared with $979,000, or $.62 per share, for the first quarter of 1994. Per share amounts are based on average shares outstanding of 1,575,130 for the first quarter of 1995 and 1,567,554 for the comparable period of 1994. On a per share basis, net income increased 9.7% over the first quarter of the prior year.

         Outstanding loans at March 31, 1995 of $148.3 million represented an increase of $19.8 million, or 15.5%, over March 31, 1994 and an increase of $9.3 million, or 6.7%, from December 31, 1994.

         Total deposits at March 31, 1995 of $256.4 million represented an increase of $5.5 million, or 2.2%, over March 31, 1994 and a decrease of $3.1 million, or 1.2%, from December 31, 1994.

         In the first quarter net interest income increased 13.5% over the previous year. An increase in non-interest income of 14.5%, after considering a $10,000 loss on sale of investment securities, also contributed to the earnings increase. These increases were partially offset by a 15.4% increase in non-interest expense.

         The following table summarizes the Corporation's performance for the three months ended March 31, 1995 and 1994 (tax equivalent basis and dollars in thousands).

                                                             Three Months Ended
                                                                  March 31,
                                                      --------------------------------
                                                        1995                   1994
                                                      --------               --------
Interest Income                                      $  5,105               $  4,188
Interest Expense                                        1,740                  1,224
                                                        -----                  -----
   Net Interest Income                                  3,365                  2,964
Provision for Loan Loss                                    42                     20
                                                        -----                  -----
   Net Interest Income After
       Provision for Loan Loss                          3,323                  2,944
Non-Interest Income                                       727                    635
Non-Interest Expense                                    2,412                  2,091
                                                        -----                 ------
   Income Before Income Tax                             1,638                  1,488
Income Tax Expense                                        562                    509
                                                        -----                  -----
       Net Income                                    $  1,076                $   979
                                                        =====                  =====
Net Income per Share                                 $    .68                $  . 62

Return on Average Assets                                 1.54%                 1.44%

Return on Average Stockholders' Equity*                 16.55%                17.09%

*  Before adjustment for unrealized gains and losses on Available for Sale securities.

SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES

         The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 1995 and 1994 (rates on tax equivalent basis).

                                                                      Three Months ended March 31,
                                          -------------------------------------------------------------------------------------
                                                          1995                                              1994
                                          ------------------------------------             ------------------------------------
                                           Average                    Average               Average                    Average
                                          Balances      Interest    Yield/Rate             Balances      Interest    Yield/Rate
                                          --------      --------    ----------             --------      --------    ----------
                                                                         (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 3,811         $ 55        5.65%               $ 12,176          $ 96       3.14%
  Investment Securities (Taxable)          112,424        1,638        5.85                 112,948         1,475       5.25
  Investment Securities (Tax-exempt)           393           12       11.78                     470            14      11.49
  Loans, Net of Unearned Discount(1)       142,731        3,400        9.66                 127,214         2,603       8.30
                                           -------        -----                             -------         -----
    Total Earning Assets                   259,359        5,105        7.98                 252,808         4,188       6.72
                                                          -----                                             -----
Non-interest Earning Assets:
  Cash and Due From Banks                   15,683                                           15,482
  Other Assets                              10,872                                           10,118
  Allowance for Loan Losses                 (2,383)                                          (2,630)
                                            ------                                           ------
    Total Assets                         $ 283,531                                        $ 275,778
                                           =======                                          =======
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                              $ 73,876          600        3.29                $ 73,008           405       2.25
  Savings                                   17,008          112        2.67                  18,545           110       2.41
  Savings Certificates                      45,568          488        4.34                  47,914           365       3.09
  Certificates of Deposit
    $100,000 or more                        22,757          255        4.55                  22,321           166       3.02
  Other Time                                27,120          228        3.41                  27,924           158       2.29
  Other Borrowings                           4,235           56        5.36                   2,090            14       2.72
  Notes Payable                                 44            1        9.56                     401             6       6.54
                                           -------        -----                             -------         -----
    Total Interest-Bearing Liabilities     190,608        1,740        3.70                 192,203         1,224       2.58
                                                          -----                                             -----
Non-interest Bearing Liabilities:
  Demand Deposits                           66,009                                           58,657
  Other Liabilities                          1,228                                            1,369
  Shareholders' Equity                      25,686                                           23,549
                                            ------                                           ------
    Total Liabilities and
      Shareholders' Equity               $ 283,531                                        $ 275,778
                                           =======                                          =======
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                              $ 3,365        5.26                              $ 2,964        4.75
                                                          =====                                            =====

(1)  Loan interest income includes fees and loan volumes include loans on non-accrual.
(2)  Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

NET INTEREST INCOME

      Net interest income (tax equivalent) for the first quarter of 1995 was $3,365,000 which represented an increase of $401,000, or 13.5%, over the first quarter of 1994. This increase was heavily contributed to by a 12.2% increase in average loans for the first quarter of 1995 versus the same quarter last year.

      The following table summarizes the effects of changes in interest rates and average volumes of earning assets and interest bearing liabilities on tax equivalent net interest income for the periods ended March 31, 1995 and 1994.

                                                                      ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                (Dollars in Thousands)

                                                       1st Qtr. 1995 vs. 1st Qtr. 1994          1st Qtr. 1994 vs. 1st Qtr. 1993
                                                             Increase (Decrease)                      Increase (Decrease)
                                                             Due to Changes in:                           Due to Changes in:
                                                      --------------------------------          -------------------------------
                                                       Volume        Rate        Total            Volume       Rate       Total
                                                       ------        ----        -----            ------       ----       -----
Interest Earning Assets:
   Federal Funds Sold                                  $ (301)       $ 260     $  (41)           $   (5)    $     6      $    1
   Investment Securities (Taxable)                        (47)         210        163               977        (973)          4
   Investment Securities (Tax-exempt)                      (4)           2         (2)              (28)         15         (13)
   Loans, Net of Unearned Discount                        340          457        797               215        (287)        (72)
                                                          ---          ---        ---             -----       -----         ---
   Total Interest Income                                  (12)         929        917             1,159      (1,239)        (80)
                                                          ---          ---        ---             -----       -----         ---

Interest-Bearing Liabilities:
   Deposits                                              (147)         626        479               301        (416)       (115)
   Other Borrowings                                        19           23         42               -0-         -0-         -0-
   Notes Payable                                          (20)          15         (5)               (3)        -0-          (3)
                                                          ---          ---        ---               ---         ---         ---
   Total Interest Expense                                (148)         664        516               298        (416)       (118)
                                                          ---          ---        ---               ---         ---         ---
Net Interest Income                                    $  136        $ 265      $ 401            $  861      $ (823)      $  38
                                                          ===          ===        ===               ===         ===         ===

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

   The Corporation's allowance for loan losses was $2,355,000, or 1.59% of total loans, as of March 31, 1995 compared to $2,678,000, or 2.09% of total loans, as of March 31, 1994.

   Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                      Three Months Ended
                                                                           March 31,
                                                            --------------------------------------
                                                              1995                          1994
                                                            --------                      --------
Balance, Beginning of Period                                $ 2,410                        $ 2,594
Provisions, Charged to Income                                    42                             20
Loans Charged-Off                                              (163)                           -0-
Recoveries of Loans Previously
     Charged-Off                                                 66                             64
                                                              -----                          -----
             Net Loans Charged-Off                              (97)                            64
                                                              -----                          -----
Balance, End of Period                                      $ 2,355                        $ 2,678
                                                              =====                          =====

         The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                          March 31,          December 31,       September 30,       June 30,       March 31,
                                            1995                 1994               1994              1994           1994
                                          ---------          ------------       ------------        --------       ---------
Non-Accrual Loans                         $  368             $    643           $    350            $ 1,029         $ 1,095
Other Real Estate Owned                      391                  649                710                347             565
Renegotiated Loans                           -0-                  -0-                -0-                -0-              18
                                             ---                -----              -----              -----           -----
  Total Non-Performing Assets              $ 759              $ 1,292            $ 1,060            $ 1,376         $ 1,678
                                             ===                =====              =====              =====           =====


         Total non-performing assets have continued to decline over the past several quarters as presented in the previous table.

         Non-accrual loans to total loans were .25% at March 31, 1995 and non-performing assets were .51% of loans and other real estate owned at the same date.

NON-INTEREST INCOME

         The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

         The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                                        Three Months Ended
                                                                             March 31,
                                                            ------------------------------------------
                                                              1995             1994           % Change
                                                             -------         --------         --------
Service Charges on Deposit Accounts                           $ 384            $ 392            (2.0%)
Gains (Loss) on Sale of Investment  Securities                  (10)              20            --
Non-recurring Income                                            126               38            --
Other Non-interest Income                                       227              185            22.7
                                                                ---              ---
  Total Non-interest Income                                   $ 727            $ 635            14.5%
                                                                ===              ===


        Service charges on deposits declined in 1995 as a result of a somewhat lower volume of account overdraft fees charged and account service fees collected. Non-recurring income in 1995 is primarily interest recovered on loans charged-off in prior years.

NON-INTEREST EXPENSE

         Non-interest expenses include all expenses other than interest expense, loan loss provision and income tax expense.

         The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                                                   Three Months Ended March 31,
                                                             -----------------------------------------
                                                              1995             1994           % Change
                                                             ------           ------          --------

Salaries & Employee Benefits                                  1,380            1,181            16.9%
Occupancy Expense - Net                                         167              159             5.0
Furniture and Equipment Expense                                 152              123            23.6
Other Real Estate Expense - Net                                 (77)             (39)           --
Other Expenses:
   Business Development                                         103               71            45.1
   Insurance - Other                                             25               34           (26.5)
   Legal & Professional Fees                                    112               67            67.2
   Taxes - Other                                                 22               19            15.8
   Postage & Courier                                             60               57             5.3
   Printing & Supplies                                           48               69           (30.4)
   Regulatory Fees & Assessments                                170              167             1.8
   Other Operating Expenses                                     250              183            36.6
                                                              -----            -----
     Total Other Expenses                                       790              667            18.4
                                                              -----            -----
     Total Non-interest Expense                             $ 2,412          $ 2,091            15.4
                                                              =====            =====


         Salary expense increased for the three months of 1995 as a result of salary merit increases, and a change in reporting of commissions paid certain employees and the accrual of projected performance compensation. If the change in reporting were reflected the same in both periods, the increase would have been 8.6%.

         The increase in furniture and equipment expenses was due to increased depreciation expense related to the refurbishing of leasehold improvements at two facilities in late 1994.

         Business development expenses have increased in 1995 because of increased expenses for public relations and customer relations.

INTEREST RATE SENSITIVITY

         Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

         The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 1995 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                             Total       Repriced
                                              Matures or Reprices within:                    Rate          After
                                 -------------------------------------------------         Sensitive     1 Year or
                                  30 Days        31-90       91-180        181 to          One Year    Non-interest
                                  or Less        Days         Days        One Year          or Less      Sensitive      Total
                                 ---------     --------     --------      --------        ----------   ------------   ---------
Earning Assets:
  Loans                         $  81,502     $  7,779      $  7,900     $  15,432        $ 112,613     $  35,661     $ 148,274
  Investment Securities             6,020        1,633         4,430        20,688           32,771        78,391       111,162
  Federal Funds Sold                4,945          -0-           -0-           -0-            4,945           -0-         4,945
                                   ------       ------        ------        ------          -------       -------       -------
   Total Earning Assets            92,467        9,412        12,330        36,120          150,329       114,052       264,381
                                   ------       ------        ------        ------          -------       -------       -------
Interest Bearing Liabilities:
 Interest-Bearing Transaction
    Accounts and Savings           117,104         -0-           -0-           -0-          117,104           -0-       117,104
  Certification of Deposits
    >$100,000                       7,096        6,159         3,937         5,720           22,912           249        23,161
  Other Time Deposits               8,335        8,035        10,565        12,596           39,531         7,095        46,626
  Repurchase Agreements             5,736          -0-           -0-           -0-            5,736           -0-         5,736
                                   ------       ------       -------        ------          -------       -------       -------
   Total Interest Bearing
    Liabilities                   138,271       14,194        14,502        18,316          185,283         7,344       192,627
                                  -------      -------       -------       -------          -------       -------       -------
Interest Sensitivity
 Gap                            $ (45,804)    $ (4,782)    $  (2,172)     $ 17,804        $ (34,954)    $ 106,708     $  71,754
                                  =======      =======       =======       =======          =======       =======       =======
Cumulative Gap                  $ (45,804)   $ (50,586)    $ (52,758)    $ (34,954)
                                  =======      =======       =======       =======
Cumulative Gap to
 Total Earning Assets              (17.3%)      (19.1%)       (20.0%)       (13.2%)

Cumulative Gap to
 Total Assets                      (15.8%)      (17.4%)       (18.2%)       (12.0%)

         The preceding static gap report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general.
For instance, the rate paid on NOW accounts typically moves slower than the three month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a "beta factor" adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

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

         As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of 12.0% was reversed to a positive 10.2% "beta adjusted" gap position.

         Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

CAPITAL

         The Federal Reserve Board has guidelines for capital to total assets (leverage) and capital standards for bank holding companies. The Comptroller of the Currency also has similar guidelines for national banks. These new guidelines require a minimum level of Tier I capital to total assets of 3 percent. A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general be considered a strong banking organization. Organizations not meeting these characteristics are expected to operate well above these minimum capital standards. Thus, for all but the most highly rated organizations, the minimum Tier I leverage ratio is to be 3 percent plus minimum additional cushions of at least 100 to 200 basis points. At the discretion of the regulatory authorities, additional capital may be required.

         At March 31, 1995, total capital, before adjustment for the unrealized loss on Available for Sale Securities, to total assets was 9.26%.

         Also, the Federal Reserve Board and Comptroller of the Currency officially announced risk-adjusted capital adequacy guidelines that became effective in stages at the end of 1990. Capital under these new guidelines is defined as Tier I and Tier II. At Summit Bancshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

         The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two-step process whereby the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category.

         The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1995, the
Corporation's Tier I capital represented 16.7% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 18.0% of risk weighted assets. Both ratios are well above current regulatory guidelines.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUMMIT BANCSHARES, INC.
                                                   Registrant




Date:  May 1, 1995                          By: /s/  Philip E. Norwood
                                                 -----------------------------
                                                 Philip E. Norwood, President
                                                 and Chief Executive Officer


Date:  May 1, 1995                           By: /s/  Bob G. Scott
                                                 ------------------------------
                                                 Bob G. Scott, Senior Vice
                                                 President and Chief Financial
                                                 Officer

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Change in Securities

                  Not applicable

Item 3.           Defaults Upon Senior Securities

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           11       Computation of Earnings Per Common Share

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No Reports on Form 8-K were filed during the period ending March 31, 1995

                                    EXHIBIT 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE



The details of computation of earnings per common share are disclosed in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements for the Periods of Three Months Ended March 31, 1995 and 1994 (unaudited) and the Year Ended December 31, 1994 (audited), contained in the Quarterly Report on Form 10-Q of registrant for the quarter Ended March 31, 1995.