Form 10-Q
period 1995-06-30
SUMMIT BANCSHARES INC /TX/
filed 1995-08-09
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1995 or

[   ]       Transition report pursuant to section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For the Transition period from _____________ to _______________.


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


                                 (817) 336-6817
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

The number of shares of common stock, $1.25 par value, outstanding at June 30, 1995 was 1,560,441 shares.

                          SUMMIT BANCSHARES, INC.

                                   INDEX


PART I - FINANCIAL INFORMATION                                 Page No.


Item 1.     Financial Statements

            Consolidated Balance Sheets at June 30, 1995 and 1994
            and at December 31, 1994                                    4

            Consolidated Statements of Income for the Six Months
            Ended June 30, 1995 and 1994 and for the Year Ended
            December 31, 1994                                           5

            Consolidated Statements of Income for the Three Months
            Ended June 30, 1995 and 1994                                6

            Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 1995 and 1994 and for
            the Year Ended December 31, 1994                            7

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1995 and 1994 and for the Year Ended
            December 31, 1994                                          8-9

            Notes to Consolidated Financial Statements for the Six
            Months Ended June 30, 1995 and 1994 and for the Year
            Ended December 31, 1994                                   10-20

The June 30, 1995 and 1994 and the December 31, 1994 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Six
            Months Ended June 30, 1995 and 1994                       21-27

                                    -2-

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Change in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS



                                                                  (Unaudited)
                                                                    June 30,                (Unaudited)
                                                         ----------------------------       December 31,
                                                             1995            1994               1994
                                                         ------------    ------------       ------------
ASSETS                                                                  (In Thousands)
CASH AND DUE FROM BANKS                                  $  20,637       $   13,911          $  18,420
FEDERAL FUNDS SOLD                                          25,045           13,300              9,740
TRADING ACCOUNT SECURITIES                                     -0-            1,976                -0-
INVESTMENT SECURITIES - NOTE 2
  (Market Value of $101,654,000
   and $108,425,000 at June 30, 1995 and 1994
   and $112,498,000 at December 31, 1994)                  101,693          109,463            114,722
LOANS - NOTE 3
  Loans, Net of Unearned Discount                          156,695          132,711            138,966
      Allowance for Loan Losses                             (2,464)          (2,712)            (2,410)
                                                           -------          -------            -------
        LOANS, NET                                         154,231          129,999            136,556

PREMISES AND EQUIPMENT, NET - NOTE 4                         6,780            6,389              6,602
ACCRUED INCOME RECEIVABLE                                    2,456            2,653              2,732
OTHER REAL ESTATE - NOTE 5                                     348              347                649
OTHER ASSETS                                                 1,246            1,418              1,590
                                                           -------          -------            -------
        TOTAL ASSETS                                     $ 312,436        $ 279,456          $ 291,011
                                                           =======          =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                             $  76,565        $  63,220          $  72,992
  Interest-Bearing                                         200,339          189,097            186,547
                                                           -------          -------            -------
        TOTAL DEPOSITS                                     276,904          252,317            259,539

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE                                    6,049            1,552              4,528
NOTE PAYABLE                                                   -0-              375                250
ACCRUED INTEREST PAYABLE                                       545              397                487
OTHER LIABILITIES                                            1,095              720                873
                                                           -------          -------            -------
        TOTAL LIABILITIES                                  284,593          255,361            265,677
                                                           -------          -------            -------
COMMITMENTS AND CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY - NOTES 11, 13 and 17
  Common Stock - $1.25 Par Value; 8,000,000 shares
   authorized; 1,560,441, 1,558,922 and 1,578,723 shares
   issued and outstanding at June 30, 1995 and 1994 and
   at December 31, 1994, respectively                        1,950            1,948              1,973
  Capital Surplus                                            6,054            6,024              6,047
  Retained Earnings                                         19,619           16,407             18,187
  Unrealized Gain (Loss) on Investment Securities
    Available-for-Sale, Net of Tax                             220             (284)              (873)
                                                           -------          -------            -------
        TOTAL SHAREHOLDERS' EQUITY                          27,843           24,095             25,334
                                                           -------          -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 312,436        $ 279,456          $ 291,011
                                                           =======          =======            =======

The accompanying Notes should be read with these financial statements.

                       SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME


                                                           (Unaudited)
                                                 For the Six Months Ended June 30,           (Unaudited)
                                                -----------------------------------    Year Ended December 31,
                                                     1995                1994                   1994
                                                --------------      ---------------    -----------------------
                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                        $ 7,127            $ 5,395              $ 11,455
  Interest and Dividends on Investment Securities:
    Taxable                                           3,207              2,934                 6,042
    Exempt from Federal Income Taxes                     14                 16                    32
  Interest on Federal Funds Sold                        228                229                   614
                                                    -------            -------               -------
       TOTAL INTEREST INCOME                         10,576              8,574                18,143
                                                    -------            -------               -------
INTEREST EXPENSE
  Interest on Deposits                                3,609              2,496                 5,510
  Interest on Securities Sold Under
   Agreements to Repurchase                             132                 29                    91
  Interest on Note Payable                                1                 13                    24
                                                    -------            -------               -------
       TOTAL INTEREST EXPENSE                         3,742              2,538                 5,625
                                                    -------            -------               -------
       NET INTEREST INCOME                            6,834              6,036                12,518
LESS:PROVISION (CREDIT) FOR LOAN LOSSES - NOTE 3         86                 30                  (114)
                                                    -------            -------               -------
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                     6,748              6,006                12,632
                                                    -------            -------               -------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                  772                772                 1,548
  Gain (Loss) on Sale of Investment Securities          (10)                20                  (152)
  Other Income                                          685                432                   972
                                                    -------            -------               -------
       TOTAL NON-INTEREST INCOME                      1,447              1,224                 2,368
                                                    -------            -------               -------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                      2,794              2,424                 5,003
  Occupancy Expense - Net                               347                330                   646
  Furniture and Equipment Expense                       321                255                   547
  Other Real Estate Owned Expense - Net                 (86)               (62)                  (41)
  Other Expense - Note 7                              1,475              1,291                 2,711
                                                    -------            -------               -------
       TOTAL NON-INTEREST EXPENSE                     4,851              4,238                 8,866
                                                    -------            -------               -------
       INCOME BEFORE INCOME TAXES                     3,344              2,992                 6,134

APPLICABLE INCOME TAXES - NOTE 8                      1,139              1,016                 2,094
                                                    -------            -------               -------
       NET INCOME                                  $  2,205           $  1,976             $   4,040
                                                     ======             ======                ======
       NET INCOME PER SHARE - NOTE 13              $   1.40           $   1.26             $    2.58
                                                     ======             ======                ======

The accompanying Notes should be read with these financial statements.

                                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  (Unaudited)
                                                                          For the Three Months Ended
                                                                                   June 30,
                                                                      ----------------------------------
                                                                          1995                   1994
                                                                       ----------             ----------
                                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                            $ 3,732                 $ 2,796
  Interest and Dividends on Investment Securities:
     Taxable                                                              1,568                   1,459
     Exempt from Federal Income Taxes                                         6                       7
  Interest on Federal Funds Sold                                            167                     134
                                                                         ------                  ------
        TOTAL INTEREST INCOME                                             5,473                   4,396
                                                                         ------                  ------
INTEREST EXPENSE
  Interest on Deposits                                                    1,926                   1,292
  Interest on Securities Sold Under Agreements
    to Repurchase                                                            70                      16
  Interest on Note Payable                                                  -0-                       6
                                                                         ------                  ------
        TOTAL INTEREST EXPENSE                                            1,996                   1,314
                                                                         ------                  ------
        NET INTEREST INCOME                                               3,477                   3,082
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                     44                      10
                                                                         ------                  ------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                       3,433                   3,072
                                                                         ------                  ------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                      388                     380
  Other Income                                                              332                     209
                                                                         ------                  ------
        TOTAL NON-INTEREST INCOME                                           720                     589
                                                                         ------                  ------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                          1,414                   1,242
  Occupancy Expense - Net                                                   180                     171
  Furniture and Equipment Expense                                           169                     132
  Other Real Estate Owned Expense - Net                                      (9)                    (22)
  Other Expense                                                             685                     624
                                                                         ------                  ------
        TOTAL NON-INTEREST EXPENSE                                        2,439                   2,147
                                                                         ------                  ------
        INCOME BEFORE INCOME TAXES                                        1,714                   1,514

APPLICABLE INCOME TAXES - NOTE 8                                            585                     517
                                                                         ------                  ------
        NET INCOME                                                      $ 1,129                 $   997
                                                                         ======                  ======
        NET INCOME PER SHARE  - NOTE 13                                 $   .72                 $   .64
                                                                         ======                  ======

The accompanying Notes should be read with these financial statements.
/

                                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                                  (Unaudited)
                                                                            Unrealized
                                 Common Stock                               Gain (Loss)
                             -------------------    Capital    Retained    on Investment    Treasury
                              Shares     Amount     Surplus    Earnings   Securities-Net      Stock      Total
                             ---------  --------   ---------   ---------  --------------    --------   --------
                                              (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1994            1,559,324    $1,949     $ 5,987    $ 15,042      $   -0-       $   -0-    $ 22,978

Purchases of Stock Held in
  Treasury                                                                                    (353)       (353)

Retirement of Stock Held
  in Treasury                 (19,890)      (25)                   (328)                       353         -0-

Net Income for the
  Six Months Ended
  June 30, 1994                                                   1,976                                  1,976

Stock Options Exercised        19,488        24          37                                                 61

Cash Dividend $.18
  Per Share                                                        (283)                                  (283)

Securities Available-for-
  Sale Adjustment                                                               (284)                     (284)

BALANCE AT                  ---------     -----      ------      ------        -----         -----      ------
  JUNE 30, 1994             1,558,922     1,948       6,024      16,407         (284)         -0-       24,095

Net Income for the
  Six Months Ended
  December 31, 1994                                               2,064                                  2,064

Stock Options Exercised        19,801        25          23                                                 48


Cash Dividend $.18
  Per Share                                                        (284)                                  (284)

Securities Available-for-
  Sale Adjustment                                                               (589)                     (589)

BALANCE AT                  ---------     -----       -----      ------         -----        -----      ------
  DECEMBER 31, 1994         1,578,723     1,973       6,047      18,187         (873)         -0-       25,334

Purchase of Stock Held
  in Treasury                                                                                 (453)       (453)

Retirement of Stock Held
      In Treasury             (20,482)      (26)                   (427)                       453         -0-

Net Income for the
  Six Months Ended
  June 30, 1995                                                   2,205                                  2,205

Stock Options Exercised         2,200         3           7                                                 10

Cash Dividend $.22
  Per Share                                                        (346)                                  (346)

Securities Available-for-
  Sale Adjustment                                                               1,093                    1,093

BALANCE AT                  ---------     -----       -----      ------         -----         -----     ------
  JUNE 30, 1995             1,560,441   $ 1,950     $ 6,054    $ 19,619       $   220       $  -0-    $ 27,843
                            =========     =====       =====      ======         =====         =====     ======


The accompanying Notes should be read with these financial statements.

                                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                            (Unaudited)
                                                                             June 30,             (Unaudited)
                                                                    ------------------------      December 31,
                                                                      1995            1994            1994
                                                                    --------        --------      ------------
                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $ 2,205        $ 1,976         $ 4,040
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Increase in Trading Account Securities                               -0-         (1,976)            -0-
    Depreciation and Amortization                                        296            273             545
    Net Premium Amortization or (Discount
     Accretion) on Investment Securities                                 122            465             831
    Provision (Credit) for Loan Losses                                    86             30            (114)
    Net Decrease in Deferred Income Taxes                                -0-            (62)           (248)
    (Gain) Loss on Sale of Investment Securities                          10            (20)            152
    Writedown of Other Real Estate                                         5            -0-             -0-
    Net Gain From Sale of Other Real Estate                              (73)           (65)            (55)
    Net Loss on Sale of Fixed Assets                                     -0-            -0-               2
    (Increase) Decrease in Accrued Income and Other Assets                21           (550)           (718)
    Increase (Decrease) in Accrued Expenses and Other Liabilities        326            (65)            500
                                                                       -----         ------           -----
      Total Adjustments                                                  793         (1,970)            895
                                                                       -----         ------           -----
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,998              6           4,935
                                                                       -----         ------           -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                      (15,305)         6,450          10,010
  Proceeds from Matured and Prepaid Investment Securities
    - Held-to-Maturity                                                10,272          5,979          11,453
    - Available-for-Sale                                               2,372          9,347          17,047
  Proceeds from Sales of Investment Securities                         2,951         12,012          26,885
  Purchase of Investment Securities
    - Held-to-Maturity                                                (1,041)       (10,204)        (19,126)
    - Available-for-Sale                                                 -0-        (15,158)        (40,972)
  Loans Originated or Acquired Less Payments,
   Charge-offs and Other Real Estate Acquired                        (17,905)        (5,402)        (12,314)
  Recoveries of Loans Previously Charged-Off                             134            123             243
  Proceeds from Sale of Fixed Assets                                     -0-            -0-              29
  Proceeds from Sale of Other Real Estate                                369            399             548
  Capital Expenditures                                                  (474)          (286)           (802)
                                                                      ------         ------          ------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (18,627)         3,260          (6,999)
                                                                      ------         ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease)  in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                 14,199           (173)          7,564
  Increase (Decrease) in Certificates of Deposit                       3,165         (1,661)         (2,175)
  Net Increase (Decrease) in Repurchase Agreements                     1,521           (128)          2,849
  Principal Payments of Note Payable                                    (250)          (125)           (250)
  Dividends to Shareholders                                             (346)          (283)           (567)
  Purchase of Treasury Stock                                            (453)          (353)           (353)
  Proceeds from Stock Options Exercised                                   10             61             109
                                                                      ------         ------          ------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               17,846         (2,662)          7,177
                                                                      ------         ------          ------
NET INCREASE IN CASH AND DUE FROM BANKS                                2,217            604           5,113

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                        18,420         13,307          13,307
                                                                      ------         ------          ------
CASH AND DUE FROM BANKS AT END OF PERIOD                            $ 20,637       $ 13,911        $ 18,420
                                                                      ======         ======          ======

The accompanying Notes should be read with these financial statements.

                                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
                                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                         (Unaudited)
                                                                          June 30,               (Unaudited)
                                                                  ------------------------       December 31,
                                                                    1995            1994             1994
                                                                  --------        --------       ------------
                                                                              (In Thousands)
(1)  Interest Paid                                                $ 3,684        $ 2,517            $ 5,516
(2)  Income Taxes Paid                                              1,094            882              1,825
(3)  Other Real Estate Acquired in Settlement of Loans                -0-             67                528
(4)  Bank Financed Sales of Other Real Estate                         -0-            166                234

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)
         AND FOR THE YEAR ENDED DECEMBER 31, 1994 (UNAUDITED)

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

       Cash and Due From Banks

       The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 1995 the average cash balance maintained at the Federal Reserve Bank was $11,356,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $1,052,000 during the same six month period of 1995.

       Investment Securities

       Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determined fair values and for all investments in debt securities. Those investments are to be classified in six categories and accounted for as follows:

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

        - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as AVAILABLE-FOR-SALE securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

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

        Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from six to forty years. Maintenance and repairs are charged to operating expenses. Renewals and betterments are added to the asset accounts and depreciated over the periods benefitted. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

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

        State Income Taxes

        The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law passed by the Texas Legislature in 1991, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1994 or during the first six months of 1995.

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

NOTE 2 - Investment Securities

        A summary of amortized cost and estimated fair values of investment securities is as follows:

                                                                           June 30, 1995
                                                   --------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized      Unrealized    Unrealized        Fair
                                                       Cost            Gains        Losses          Value
                                                     ---------      ----------    ----------     ----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                          $  36,167          $ 294        $ (305)      $  36,156
  U.S. Government Agencies
   and Corporations                                     8,388             25           (30)          8,383
  U.S. Government Agency Mortgage
   Backed Securities                                    6,241              6           (33)          6,214
  Obligations of States and
   Political Subdivisions                                 324              4           -0-             328
                                                       ------           ----          -----         ------
    Total Held-to-Maturity Securities                  51,120            329          (368)         51,081
                                                       ------           ----          -----         ------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                            44,048            405          (134)         44,319
  U.S. Government Agencies
    and Corporations                                    2,524             70           (16)          2,578
  U.S. Government Agency Mortgage
    Backed Securities                                   3,414             19           (11)          3,422
  Federal Reserve Bank Stock                              254            -0-           -0-             254
                                                       ------           ----          -----         ------
     Total Available-for-Sale Securities               50,240            494          (161)         50,573
                                                       ------           ----          -----         ------
        Total Investment Securities                 $ 101,360          $ 823        $ (529)      $ 101,654
                                                      =======           ====          ====         =======

        In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $51,120,000 and the FAIR
VALUE of Total Available-for-Sale Securities of $50,573,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1995 for a total of $101,693,000.  A net unrealized gain of $333,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in
Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)

       The carrying value of investment securities totaling $20,015,000 at June 30, 1995, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $19,851,000 at June 30, 1995.

                                                                        June 30, 1995
                                                    -------------------------------------------------------
                                                                       Gross         Gross
                                                     Amortized      Unrealized    Unrealized        Fair
                                                       Cost            Gains        Losses          Value
                                                     ---------      ----------    ----------      ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                          $  32,366         $ 114       $   (770)       $  31,710
  U.S. Government Agencies
   and Corporations                                    16,459            19           (179)          16,299
  U.S. Government Agency Mortgage
   Backed Securities                                    7,054             1           (239)           6,816
  Obligations of States and
   Political Subdivisions                                 400            16            -0-              416
                                                       ------          ----         ------           ------
    Total Held-to-Maturity Securities                  56,279           150         (1,188)          55,241
                                                       ------          ----         ------           ------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                            44,881           113           (504)          44,490
  U.S. Government Agencies
    and Corporations                                    4,250            20            (50)           4,220
  U.S. Government Agency Mortgage
    Backed Securities                                   4,229            11            (20)           4,220
  Federal Reserve Bank Stock                              254           -0-            -0-              254
                                                       ------          ----         ------           ------
     Total Available-for-Sale Securities               53,614           144           (574)          53,184
                                                       ------          ----         ------           ------
        Total Investment Securities                 $ 109,893         $ 294       $ (1,762)       $ 108,425
                                                      =======          ====          =====          =======

       In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $56,279,000 and the FAIR VALUE of Total Available-for-Sale Securities of $53,184,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1994 for a total of $109,463,000. A net unrealized loss of $430,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

       Proceeds from sales of investment securities were $2,951,000 and $12,012,000 during the first six months of 1995 and 1994, respectively and $26,885,000 during the year 1994. In the six months ended June 30, 1995, a loss from sale of securities of $10,000 was realized. Gains of $20,000 were realized from sales during the six months ended June 30, 1994. Gains of $32,000 and losses of $184,000 were realized for the year ended December 31, 1994.


NOTE 3 - Loans and Allowance for Loan Losses

       The book values and fair values of loans by major type follow (in thousands):

                                                   June 30, 1995                        June 30, 1994
                                           -----------------------------        -----------------------------
                                              Book             Fair                Book             Fair
                                              Value            Value               Value            Value
                                            ---------        ---------           ---------        ---------
Commercial                                  $  74,998        $  75,084          $   63,268       $   63,211
Real Estate Mortgage                           56,721           56,707              49,169           49,150
Real Estate Construction                        4,854            4,847               3,868            3,862
Loans to Individuals, Less
  Unearned Discount                            20,122           20,095              16,406           16,389
                                              -------          -------             -------          -------
                                              156,695          156,733             132,711          132,612
Allowance for Loan Losses                      (2,464)          (2,464)             (2,712)          (2,712)
                                              -------          -------             -------          -------
     Loans - Net                            $ 154,231        $ 154,269           $ 129,999        $ 129,900
                                              =======          =======             =======          =======

       The preceding table indicates that the Corporation had an unrealized gain of approximately $38,000 in its loan portfolio at June 30, 1995 and an unrealized loss of approximately $99,000 in its loan portfolio at June 30, 1994 before the respective allowances for loan losses were applied. The unrealized losses and gains are the direct result of the current posted rates for loans being higher or lower, respectively, than the average yields in the current loan portfolio.

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

       Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                   Six Months Ended June 30,                    Year Ended
                                             ------------------------------------              December 31,
                                                 1995                     1994                     1994
                                              ----------               ----------              ------------
Balance, Beginning of Period                    $ 2,410                  $ 2,594                 $ 2,594
Provisions, Charged (Credited)
  to Income                                          86                       30                    (114)
Loans Charged-Off                                  (166)                     (35)                   (313)
Recoveries of Loans Previously
 Charged-Off                                        134                      123                     243
                                                  -----                    -----                   -----
          Net Loans Charged-Off                     (32)                      88                     (70)
                                                  -----                    -----                   -----
Balance, End of Period                          $ 2,464                  $ 2,712                 $ 2,410
                                                  =====                    =====                   =====

       The provisions for loan losses charged to operating expenses during the six months ended June 30, 1995 and June 30, 1994 of $86,000 and $30,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1994 a credit of $114,000 was recorded reducing the Allowance for Loan Losses. This reduction in the Allowance was warranted as the level of non-performing loans continued to decline.

       At June 30, 1995, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $358,000 (of which $358,000 were on non-accrual status). The related allowance for loan losses for these loans was $159,000. The average recorded investment in impaired loans during the six months ended June 30, 1995 was approximately $455,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment

       The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                               June 30,
                                                      --------------------------       December 31,
                                                         1995            1994              1994
                                                       --------        --------        ------------
Land                                                  $  1,264        $  1,179         $  1,264
Buildings and Improvements                               6,855           6,674            6,742
Furniture & Equipment                                    4,826           4,233            4,470
                                                        ------          ------           ------
       Total Cost                                       12,945          12,086           12,476
Less:  Accumulated Amortization and Depreciation        (6,165)         (5,697)          (5,874)
                                                        ------          ------           ------
       Net Book Value                                 $  6,780        $  6,389         $  6,602
                                                         =====           =====            =====

NOTE 5 - Other Real Estate

       The carrying value of other real estate is as follows (in thousands):

                                                               June 30,
                                                       ------------------------        December 31,
                                                         1995            1994              1994
                                                       --------        --------        ------------
Other Real Estate                                        $ 383          $ 444             $ 684
Valuation Reserve                                          (35)           (97)              (35)
                                                          ----           ----              ----
       Net Other Real Estate                             $ 348          $ 347             $ 649
                                                           ===            ===               ===

NOTE 5 - Other Real Estate (cont'd.)

       Transactions in the valuation reserve are summarized as follows (in thousands):

                                                      Six Months Ended June 30,
                                                     --------------------------        December 31,
                                                        1995             1994              1994
                                                      --------         --------        ------------
Balance, Beginning of Period                            $  35           $ 279             $ 279
Provisions Charged to Income                              -0-             -0-               -0-
Reductions from Sales                                     -0-            (182)             (244)
                                                         ----            ----              ----
Balance, End of Period                                  $  35           $  97             $  35
                                                          ===            ====              ====

       In addition to the above provisions, direct writedowns of other real estate charged to income were $5,000 for the six months ended June 30, 1995. There were no direct writedowns to other real estate during the first six months of 1994 or for the year ended December 31, 1994.


NOTE 6 - Deposits

       The book values and fair values of deposits by major type follow. For deposits with no defined maturities, Statement of Financial
Accounting Standards No. 107 defines fair values as the amount payable on demand (in thousands):

                                                       June 30, 1995                    June 30, 1994
                                               ----------------------------    ------------------------------
                                                  Book             Fair            Book              Fair
                                                  Value            Value           Value             Value
                                               ----------       ----------      ----------        ----------
Noninterest-Bearing Demand Deposits            $  76,565        $  76,565       $  63,220         $  63,220
                                                 -------          -------         -------           -------
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts                                    103,259          103,259         101,421           101,421
  Savings                                         25,457           25,457          18,714            18,714
  Savings Certificates - Time                     47,858           48,235          47,246            47,225
  Certificates of Deposits $100,000 or more       23,526           23,603          21,485            21,466
  Other                                              239              239             231               231
                                                 -------          -------         -------           -------
   Total                                         200,339          200,793         189,097           189,057
                                                 -------          -------         -------           -------
       Total Deposits                          $ 276,904        $ 277,358       $ 252,317         $ 252,277
                                                 =======          =======         =======           =======

        The preceding table indicates that the Corporation had an unrealized gain of approximately $454,000 at June 30, 1995 and an unrealized loss of approximately $40,000 at June 30, 1994 in its deposit accounts.


NOTE 7 - Other Non-Interest Expense

        The significant components of other non-interest expense are as follows (in thousands):

                                                      Six Months Ended June 30,          Year Ended
                                                      -------------------------         December 31,
                                                        1995             1994               1994
                                                      --------         --------         ------------
Business Development                                  $   198          $   172            $   392
Legal and Professional Fees                               207              164                357
Printing and Supplies                                     119              144                303
Regulatory Fees and Assessments                           340              333                666
Other                                                     611              478                993
                                                        -----            -----              -----
       Total                                          $ 1,475          $ 1,291            $ 2,711
                                                        =====            =====              =====

NOTE 8 - Income Taxes

       Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                          June 30,
                                                 --------------------------                 December 31,
                                                   1995               1994                      1994
                                                 -------            -------                 ------------
Current Tax Asset (Liability)                     $  (7)             $   3                      $   29
Deferred Tax Asset                                  299                760                         901
                                                   ----               ----                        ----
    Total Included in Other Assets                $ 292              $ 763                       $ 930
                                                   ====               ====                        ====

       The deferred tax asset at June 30, 1995 of $299,000 included $113,000 credit related to an unrealized gain on Available-for-Sale Securities.

       The components of income tax expense were as follows (in thousands):

                                                 Six Months Ended June 30,                   Year Ended
                                                ----------------------------                December 31,
                                                  1995                1994                      1994
                                                --------            --------                ------------
Federal Income Tax Expense
  Current                                       $ 1,101             $   954                  $ 1,846
  Deferred                                           38                  62                      248
                                                  -----               -----                    -----
      Total Federal Income Tax Expense          $ 1,139             $ 1,016                  $ 2,094
                                                  =====               =====                    =====
      Effective Tax Rates                         34.0%               34.0%                    34.1%
                                                  =====               =====                    =====

       The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                  Six Months Ended June 30,                  Year Ended
                                                ----------------------------                December 31,
                                                  1995                1994                      1994
                                                --------            --------                ------------
Federal Income Taxes at Statutory
  Rate of 34%                                   $ 1,137             $ 1,017                  $ 2,085
Effect of Tax Exempt Interest Income                (11)                (12)                     (23)
Other                                                13                  11                       32
                                                  -----               -----                    -----
  Income Taxes Per Income Statement             $ 1,139             $ 1,016                  $ 2,094
                                                  =====               =====                    =====

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

       At June 30, 1995, outstanding documentary and standby letters of credit totaled $5,407,000 and commitments to extend credit totaled $56,915,000.

NOTE 11 - Stock Option Plans

       In June 1982, the Corporation established an Incentive Stock Option Plan and reserved 30,000 shares of common stock for sale thereunder.
The 30,000 option shares were subsequently amended to 60,000 shares and increased again to 120,000 in April 1993 as a result of the two-for-one stock split. The plan, which expired in 1992, provided for the granting to management employees of Summit Bancshares, Inc. and Subsidiaries incentive stock options, as defined under current tax laws. The outstanding options are exercisable for periods of five to ten years from the date of grant.

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

       The following is a summary of transactions during the periods presented:

                                                                  Shares Under Option
                                                      ------------------------------------------
                                                        Six Months
                                                           Ended                  Year Ended
                                                      June  30, 1995           December 31, 1994
                                                      --------------           -----------------
Outstanding, Beginning of Period                          151,700                  186,200
Additional Options Granted During
  the Period                                               12,500                   22,500
Forfeited During the Period                                  -0-                   (11,100)
Exercised During the Period                                (2,200)                 (45,900)
                                                          -------                  -------
  Outstanding, End of Period                              162,000                  151,700
                                                          =======                  =======

        Options outstanding at June 30, 1995 ranged in price from $3.75 to $22.25 per share with 129,440 shares exercisable.


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

NOTE 12 - Employee Benefit Plans (cont'd.)

        The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                                1994          1993
                                                                             ----------    ----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,034,000 in 1994 and $983,000 in 1993                       $ (1,072)     $ (1,019)
                                                                               ======        ======
Projected benefit obligation for service rendered
  to date                                                                    $ (1,731)     $ (1,577)
Plan assets at fair value, primarily listed stock
  and U.S. Treasury Securities                                                  1,616         1,414
                                                                               ------        ------
Plan assets net of projected benefit obligation                                  (115)         (163)
Unrecognized net gain from past experience
  different from that assumed and effect of
  changes in assumptions                                                           48            50
Prior service cost not yet recognized in net
  periodic pension cost                                                            20            23
                                                                               ------        ------
Unrecognized net obligation at January 1, 1995
  and 1994                                                                         68            73
                                                                               ------        ------

Net pension cost included in other liabilities                                $   (47)      $   (90)
                                                                                =====         =====

Net pension cost included the following components (in thousands):           Year Ended December 31,
                                                                             -----------------------
                                                                               1994           1993
                                                                             --------       --------
Service Cost - benefits earned during the period                              $  111        $    87
Interest cost on projected benefit obligation                                    130            121
Less: Actual return on plan assets                                              (133)          (116)
Net amortization and deferral                                                      5              5
                                                                               -----          -----
       Net periodic pension cost                                              $  113         $   97
                                                                               =====          =====

       The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent at December 31, 1994 and 1993. The expected long-term rate of return on plan assets in 1994 was 9 percent.

       The market value of plan assets at June 30, 1995 was $1,366,000. There was a contribution to the plan during 1994 of $156,000 and accrued pension cost at June 30, 1995 was $138,000.

Management Security Plan

       In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $87,000 and $68,000 during the first six months of 1995 and 1994, respectively, and $141,000 for the year 1994.

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

NOTE 13 - Earnings per Share

       Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                                      Shares
                                                     --------
Periods of Six Months Ended:

       June 30, 1995                                 1,570,823
       June 30, 1994                                 1,567,554

Year Ended December 31, 1994                         1,567,885


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

       The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                          June 30,
                                                               ------------------------------
                                                                   1995              1994
                                                               ------------      ------------
Financial Instruments Whose
     Contract Amounts Represent
         Credit Risk:

         Commitments to Extend Credit                         $ 56,915,000      $ 41,253,000

         Documentary and Standby
        Letters of Credit                                        5,407,000         2,325,000


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

NOTE 17 - Stock Repurchase Plan

       On April 18, 1995 the Board of Directors approved a stock repurchase plan. The plan authorizes management to purchase up to 78,446 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

       In 1994, 19,890 shares were purchased by the Corporation through the open market and canceled. In the first six months of 1995, 20,482 shares were purchased and canceled.


NOTE 18 - Subsequent Event

       On July 18, 1995, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on August 15, 1995 to shareholders of record on August 1, 1995.

       On July 12, 1995, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the subsidiary banks and mature on July 12, 1996, whereupon, if balances are outstanding the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        Net income for the second quarter of 1995 was $1,129,000, or $.72 per share, compared with $997,000, or $.64 per share, for the second quarter of 1994. Per share amounts are based on average shares outstanding of 1,566,564 for the second quarter of 1995 and 1,567,554 for the comparable period of 1994. On a per share basis, net income increased 12.5% over the second quarter of the prior year.

        Net income for the first six months of 1995 was $2,205,000, or $1.40 per share, compared with $1,976,000, or $1.26 per share for the first six months of 1994. Per share amounts are based on average shares outstanding of 1,570,823 for the first six months of 1995 and 1,567,554 for the first six months of 1994.

        Outstanding loans at June 30, 1995 of $156.7 million represented an increase of $24.0 million, or 18.1%, over June 30, 1994 and an increase of $17.7 million, or 12.8%, from December 31, 1994.

        Total deposits at June 30, 1995 of $276.9 million represented an increase of $24.6 million, or 9.7%, over June 30, 1994 and an increase of $17.4 million, or 6.7%, from December 31, 1994.

        In the second quarter net interest income increased 12.8% over the previous year. An increase in non-interest income of 22.2% also contributed to the earnings increase. These increases were partially offset by a 13.6% increase in non-interest expense.

        The following table summarizes the Corporation's earnings performance for the three months and six months ended June 30, 1995 and 1994, respectively (tax equivalent basis and dollars in thousands):

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                  --------------------------      -------------------------
                                                     1995            1994            1995           1994
                                                   --------        --------        --------       --------
Interest Income                                   $  5,478        $  4,405        $ 10,583        $  8,592
Interest Expense                                     1,996           1,314           3,742           2,538
                                                    ------          ------          ------          ------
   Net Interest Income                               3,482           3,091           6,841           6,054
Provision for Loan Loss                                 44              10              86              30
                                                    ------          ------          ------          ------
   Net Interest Income After
      Provision for Loan Loss                        3,438           3,081           6,755           6,024
Non-Interest Income                                    720             589           1,447           1,224
Non-Interest Expense                                 2,439           2,147           4,851           4,238
                                                    ------          ------          ------          ------
   Income Before Income Tax                          1,719           1,523           3,351           3,010
Income Tax Expense                                     590             526           1,146           1,034
                                                    ------          ------          ------          ------
      Net Income                                  $  1,129        $    997        $  2,205        $  1,976
                                                    ======          ======          ======          ======
Net Income per Share                              $    .72        $    .64        $   1.40        $   1.26

Return on Average Assets                              1.54%           1.43%           1.54%           1.43%

Return on Average Stockholders' Equity*              16.74%          16.69%          16.64%          16.88%

*  Before adjustment for unrealized gains and losses on Available-for-Sale securities.

Summary of Earning Assets and Interest-Bearing Liabilities

       The following schedules present average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the three months and six months ended June 30, 1995 and 1994, respectively (rates on tax equivalent basis).

                                                            Three Months Ended June 30,
                                     ------------------------------------------------------------------------
                                                   1995                                   1994
                                      -------------------------------      ----------------------------------
                                        Average              Average          Average                Average
                                       Balances  Interest  Yield/Rate        Balances   Interest   Yield/Rate
                                       --------  --------  ----------        --------   --------   ----------
                                                             (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                  $  11,456   $   161      5.57%        $  13,498    $   133       3.99%
  Investment Securities (Taxable)       106,914     1,567      5.88           110,432      1,458       5.30
  Investment Securities (Tax-exempt)        355         9     10.77               413         11      11.36
  Loans, Net of Unearned Discount (1)   151,524     3,741      9.89           132,147      2,803       8.50
                                        -------     -----                     -------      -----
    Total Earning Assets                270,249     5,478      8.13           256,490      4,405       6.89
                                                    -----                                  -----
Non-interest Earning Assets:
  Cash and Due From Banks                16,496                                16,249
  Other Assets                           10,730                                 9,708
  Allowance for Loan Losses              (2,407)                               (2,679)
                                        -------                               -------
    Total Assets                      $ 295,068                             $ 279,768
                                        =======                               =======
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                          $  99,936       865      3.50         $ 101,569        634       2.51
  Savings                                21,247       178      3.35            18,541        116       2.50
  Savings Certificates                   47,408       576      4.34            47,620        372       3.14
  Certificates of Deposit
    $100,000 or more                     23,498       298      5.08            21,359        168       3.17
  Other Time                                237         3      4.69               231          2       2.78
  Other Borrowings                        5,423        76      4.88             1,619         15       3.37
  Notes Payable                             -0-       -0-       --                375          7       7.38
                                         ------     -----                     -------      -----
   Total Interest-Bearing Liabilities   197,749     1,996      4.03           191,314      1,314       2.75
                                                    -----                                  -----
Non-interest Bearing Liabilities:
  Demand Deposits                        68,474                                63,333
  Other Liabilities                       1,773                                 1,314
  Shareholders' Equity                   27,072                                23,807
                                         ------                                ------
   Total Liabilities and
      Shareholders' Equity            $ 295,068                              $ 279,768
                                        =======                                =======
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                        $ 3,482      5.18                      $ 3,091       4.84
                                                    =====                                  =====

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.
(2)     Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.


                                                             Six Months Ended June 30,
                                    --------------------------------------------------------------------------
                                                   1995                                   1994
                                    ----------------------------------     -----------------------------------
                                        Average               Average         Average                Average
                                       Balances   Interest  Yield/Rate       Balances   Interest   Yield/Rate
                                       --------   --------  ----------       --------   --------   ----------
                                                             (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                  $   7,654    $   216     5.59%        $  12,841    $   229      3.61%
  Investment Securities (Taxable)       110,164      3,205     5.86           111,376      2,933      5.31
  Investment Securities (Tax-exempt)        374         21    11.30               442         25     11.50
  Loans, Net of Unearned Discount(1)    147,152      7,141     9.78           129,694      5,405      8.40
                                        -------     ------                    -------      -----
    Total Earning Assets                265,344     10,583     8.06           254,353      8,592      6.81
                                                    ------                                 -----
Non-interest Earning Assets:
  Cash and Due From Banks                16,092                                15,867
  Other Assets                           10,238                                10,218
  Allowance for Loan Losses              (2,395)                               (2,654)
                                        -------                               -------
    Total Assets                      $ 289,279                             $ 277,784
                                        =======                               =======
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                          $ 100,346      1,697     3.41         $ 101,138      1,196      2.38
  Savings                                19,139        290     3.05            18,543        226      2.45
  Savings Certificates                   46,493      1,064     4.62            47,766        737      3.11
  Certificates of Deposit
    $100,000 or more                     23,130        553     4.82            21,837        334      3.09
  Other Time                                236          5     4.57               231          3      2.78
  Other Borrowings                        4,833        132     5.69             1,698         29      2.95
  Notes Payable                              22          1     9.56               388         13      6.96
                                        -------      -----                     ------      -----
   Total Interest-Bearing Liabilities   194,199      3,742     3.87           191,601      2,538      2.67
                                                     -----                                 -----
Non-interest Bearing Liabilities:
  Demand Deposits                        67,248                                61,008
  Other Liabilities                       1,484                                 1,496
  Shareholders' Equity                   26,348                                23,679
                                         ------                                ------
   Total Liabilities and
      Shareholders' Equity            $ 289,279                             $ 277,784
                                        =======                               =======
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                         $ 6,841     5.22                      $ 6,054      4.80
                                                     =====                                 =====

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.
(2)     Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income

      Net interest income (tax equivalent) for the second quarter of 1995 was $3,482,000 which represented an increase of $391,000, or 12.6%, over the second quarter of 1994. This increase was heavily contributed to by a 14.7% increase in average loans for the second quarter of 1995 versus the same quarter last year.

      The following table summarizes the effects of changes in interest rates and average volumes of earning assets and interest bearing liabilities on tax equivalent net interest income for the three and six months ended June 30, 1995 and 1994.

                                                        ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                  (Dollars in Thousands)

                                            2nd Qtr. 1995 vs. 2nd Qtr. 1994    Six Mos. 1995 vs. Six Mos. 1994
                                                  Increase (Decrease)                Increase (Decrease)
                                                  Due to Changes in:                 Due to Changes in:
                                            -------------------------------    -------------------------------
                                             Volume      Rate        Total       Volume      Rate      Total
                                             ------      ----        -----       ------      ----      -----
Interest Earning Assets:
  Federal Funds Sold                        $ (110)    $  138     $   28        $ (221)    $  208     $  (13)
  Investment Securities (Taxable)             (264)       373        109           (91)       363        272
  Investment Securities (Tax-exempt)            (1)        (1)        (2)           (4)       -0-         (4)
  Loans, Net of Unearned Discount              443        495        938           782        954      1,736
                                              ----      -----      -----          ----      -----      -----
  Total Interest Income                         68      1,005      1,073           466      1,525      1,991
                                              ----      -----      -----          ----      -----      -----
Interest-Bearing Liabilities:
  Deposits                                      21        607        628            (7)     1,120      1,113
  Other Borrowings                              51         10         61            69         34        103
  Notes Payable                                 (4)        (3)        (7)          (23)        11        (12)
                                              ----       ----       ----          ----      -----      -----
  Total Interest Expense                        68        614        682            39      1,165      1,204
                                              ----       ----       ----          ----      -----      -----
Net Interest Income                         $  -0-     $  391     $  391         $ 427     $  360     $  787
                                              ====       ====       ====          ====      =====      =====

Allowance for Loan Losses and Non-Performing Assets

       The Corporation's allowance for loan losses was $2,464,000, or 1.57% of total loans, as of June 30, 1995 compared to $2,712,000, or 2.04% of total loans, as of June 30, 1994.

       Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                               Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                          -----------------------------           -----------------------------
                                            1995                1994                1995                1994
                                          --------            --------            --------            --------
Balance, Beginning of Period               $ 2,355             $ 2,678             $ 2,410             $ 2,594
Provisions, Charged to Income                   44                  10                  86                  30
Loans Charged-Off                               (3)                (35)               (166)                (35)
Recoveries of Loans Previously
     Charged-Off                                68                  59                 134                 123
                                             -----               -----               -----               -----
             Net Loans Charged-Off              65                  24                 (32)                 88
                                             -----               -----               -----               -----
Balance, End of Period                     $ 2,464             $ 2,712             $ 2,464             $ 2,712
                                             =====               =====               =====               =====

               The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                   June 30,        March 31,     December 31,      September 30,     June 30,
                                     1995            1995            1994              1994            1994
                                  ----------      ----------     ------------      -------------    -----------
Non-Accrual Loans                  $  372          $ 368           $   643          $   350          $ 1,029
Other Real Estate Owned               -0-            391               649              710              347
Renegotiated Loans                    348            -0-               -0-              -0-              -0-
                                     ----           ----             -----            -----            -----
  Total Non-Performing Assets      $  720          $ 759           $ 1,292          $ 1,060          $ 1,376
                                     ====           ====             =====            =====            =====

        Total non-performing assets have continued to decline over the past several quarters as presented in the previous table.

        Non-accrual loans to total loans were .24% at June 30, 1995 and non-performing assets were .46% of loans and other real estate owned at the same date.

Non-interest Income

        The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

        The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------       ---------------------------
                                                1995      1994    % Change          1995     1994    % Change
                                               -------   -------  --------         -------  -------  --------
Service Charges on Deposit Accounts            $ 388     $ 380      (2.1%)        $   772   $   772      --%
Gains (Loss) on Sale of Investment Securities    -0-       -0-        --              (10)       20      --
Non-recurring Income                              70        18        --              196        56      --
Other Non-interest Income                        262       191      37.2              489       376     30.1
                                                ----      ----                      -----     -----
  Total Non-interest Income                    $ 720     $ 589      22.2%         $ 1,447   $ 1,224     18.2%
                                                ====      ====                      =====     =====

       The increase in Other Non-Interest Income is primarily due to fees from investment center products which was expanded in late 1994. Also, increased revenue has been experienced from A.T.M. service fees and letter of credit fees. Non-recurring income is primarily interest recovered on loans charged-off in prior years.

Non-interest Expense

        Non-interest expenses include all expenses other than interest expense, loan loss provision and income tax expense.

        The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

                                               Three Months Ended June 30,         Six Months Ended June 30,
                                           -----------------------------------  ------------------------------
                                              1995        1994      % Change        1995     1994     % Change
                                            --------    --------    --------      --------  -------   --------
Salaries & Employee Benefits                $ 1,414     $ 1,242        13.8%      $ 2,794   $ 2,424      15.3%
Occupancy Expense - Net                         180         171         5.3           347       330       5.2
Furniture and Equipment Expense                 169          13        28.0           321       255      25.9
Other Real Estate Expense - Net                  (9)        (22)        --            (86)      (62)    (38.7)
Other Expenses:
  Business Development                           95         101        (5.9)          198       172      15.1
  Insurance - Other                              23          32       (28.1)           48        67     (28.4)
  Legal & Professional Fees                      96          96         --            208       163      27.6
  Taxes - Other                                  21          22        (4.5)           43        40       7.5
  Postage & Courier                              61          59         3.4           121       116       4.3
  Printing & Supplies                            71          75        (5.3)          119       144     (17.4)
  Regulatory Fees & Assessments                 170         166         2.4           340       333       2.1
  Other Operating Expenses                      148          73       102.7           398       256      55.5
                                              -----       -----                     -----     -----
    Total Other Expenses                        685         624         9.8         1,475     1,291      14.3
                                              -----       -----                     -----     -----
    Total Non-interest Expense              $ 2,439     $ 2,147        13.6%      $ 4,851   $ 4,238      14.5%
                                              =====       =====                     =====     =====

       Salary expense increased for the six months of 1995 as a result of salary merit increases, a change in reporting for commissions paid certain employees and the accrual of projected performance compensation. If the change in reporting were reflected the same in both periods, the increase would have been 12.6% for the six months.

       The increase in furniture and equipment expenses was due to increased depreciation expense related to the refurbishing of leasehold improvements at two facilities in late 1994.

       Business development expenses have increased in 1995 because of increased expenses for public relations and customer relations. Legal and Professional fees increased over last year because of legal fees related to loan collection efforts.

Interest Rate Sensitivity

       Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

       The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 1995 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                              Total      Repriced
                                      Matures or Reprices within:              Rate        After
                             --------------------------------------------    Sensitive   1 Year or
                              30 Days     31-90     91-180      181 to       One Year  Non-interest
                              or Less     Days       Days      One Year       or Less    Sensitive     Total
                              -------    ------     -------    ---------    ---------- ------------  ---------
Earning Assets:
  Loans                      $ 83,832   $ 7,217    $ 10,608    $ 16,503     $ 118,160    $ 38,535    $ 156,695
  Investment Securities         2,110     2,374       9,593      21,583        35,660      65,730      101,390
  Federal Funds Sold           25,045       -0-        -0-         -0-         25,045         -0-       25,045
                               ------     -----      ------      ------       -------     -------      -------
   Total Earning Assets       110,987     9,591      20,201      38,086       178,865     104,265      283,130
                              -------     -----      ------      ------       -------     -------      -------
Interest Bearing Liabilities:
 Interest-Bearing Transaction
    Accounts and Savings      128,716       -0-         -0-         -0-       128,716         -0-      128,716
  Certification of Deposits
    >$100,000                   6,182     4,746       4,338       7,909        23,175         351       23,526
  Other Time Deposits           4,880     9,390       9,222      17,573        41,065       7,032       48,097
  Repurchase Agreements         6,049        -0-        -0-         -0-         6,049         -0-        6,049
                              -------    ------      ------      ------       -------      ------      -------
   Total Interest Bearing
    Liabilities               145,827    14,136      13,560      25,482       199,005       7,383      206,388
                              -------    ------      ------      ------       -------       -----      -------
Interest Sensitivity
 Gap                         $(34,840) $ (4,545)   $  6,641    $ 12,604     $ (20,140)   $ 96,882     $ 76,742
                               ======     =====       =====      ======        ======      ======       ======
Cumulative Gap               $(34,840) $(39,385)   $(32,744)   $(20,140)
                               ======    ======      ======      ======
Cumulative Gap to
 Total Earning Assets          (12.3%)   (13.9%)     (11.6%)      (7.1%)

Cumulative Gap to
 Total Assets                  (11.2%)   (12.6%)     (10.5%)      (6.5%)

       The preceding static gap report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general.
For instance, the rate paid on NOW accounts typically moves slower than the six month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a "beta factor" adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

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

       As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of 6.5% was reversed to a positive 14.6% "beta adjusted" gap position.

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

       At June 30, 1995, total capital, before adjustment for the unrealized loss on Available-for-Sale Securities, to total assets was 8.91%.

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

       The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 1995, the Corporation's Tier I capital represented 15.8% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 17.1% of risk weighted assets. Both ratios are well above current regulatory guidelines.

                         PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               Not applicable

Item 2.        Change in Securities

               At the Corporation's annual shareholders' meeting held on April 18, 1995, the shareholders of the Corporation approved the following amendments to the Articles of Incorporation of the Corporation which affects the rights of holders of the Corporation's common stock:

               (a) Article 14 of the Articles of Incorporation of the Corporation was deleted in its entirety. The deleted
                       Article 14 provided that any action required or permitted to be taken at any annual or special meeting of the shareholders could be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing setting forth the action so taken was signed and dated by the holder or holders of shares having not less than a minimum number of votes that would be necessary to take such action at a meeting at which the holders of all shares entitled to vote on the action were present and voting. The general effect of the deletion of Article 14 is to require that matters requiring a vote of shareholders be taken up and voted upon at a properly called meeting of shareholders rather than without a meeting.

               (b) Article 15 of the Articles of Incorporation of the Corporation was deleted in its entirety. The deleted
                       Article 15 provided that a majority vote was sufficient for any action which required the vote or concurrence of the shareholders. The general effect of the deletion of
                       Article 15 is to provide for a shareholder vote greater than a majority vote in certain instances as provided by applicable state law or by the Corporation's Articles of Incorporation or Bylaws rather than having all matters requiring shareholder approval approved upon a majority vote of the shares.

               (c) The Articles of Incorporation of the Corporation were amended to add a new article that provides that special meetings of shareholders of the Corporation may be called by the President, the Board of Directors or the holders of not less than three-tenths (3/10) of all shares entitled to vote at the meetings of shareholders. The general effect of this addition to the Articles of Incorporation is that shareholders will not be entitled to call a special meeting of shareholders unless such shareholders requesting the meeting hold, in the aggregate, at least three-tenths (3/10) of the shares entitled to vote at such a meeting of shareholders.

Item 3.        Defaults Upon Senior Securities

               Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               At the Corporation's annual shareholders' meeting, held on April 18, 1995, the shareholders of the Corporation:

               - approved to ratify the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 1995. The shareholder vote in this matter was 998,565 for, 500 against, and 6,738 abstaining.

               - approved the amendment of the Articles of Incorporation of the Corporation by amending Article 4 thereof to increase the number of shares of Common Stock of the Corporation that the Corporation is authorized to issue from 8,000,000 to 20,000,000 shares. The shareholder vote in this matter was 910,004 for, 83,392 against, and 12,407 abstaining.

               - approved the amendment of the Articles of Incorporation of the Corporation by deleting Article 14 thereof in its entirety. The shareholder vote in this matter was 937,019 for, 59,122 against, and 9,662 abstaining.

               - approved the amendment of the Articles of Incorporation of the Corporation by deleting Article 15 thereof in its entirety. The shareholder vote in this matter was 906,412 for, 88,908 against, and 10,483 abstaining.

               - approved the amendment of the Articles of Incorporation of the Corporation to add thereto a new Article (to be numbered as the next numbered Article) to provide that special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President, the Board of Directors or the holders of not less than three-tenths (3/10) of all the shares entitled to vote at the meetings. The shareholder vote in this matter was 907,082 for, 86,532 against, and 12,189 abstaining.

               -       elected the Board of Directors, consisting of thirteen
                       (13) persons. The following directors, constituting the entire Board of Directors, were elected:

                                            For         Against    Abstain
                                        ----------      -------    -------
          Robert E. Bolen                1,005,703        -0-        100
          Joe L. Bussey, M.D.            1,005,703        -0-        100
          Elliott S. Garsek              1,005,703        -0-        100
          Ronald J. Goldman              1,005,165        538        100
          F.S. Gunn                      1,005,375        328        100
          Jeffrey M. Harp                1,005,703        -0-        100
          William W. Meadows             1,005,703        -0-        100
          Edward P. Munson, Jr.          1,005,703        -0-        100
          James L. Murray                1,005,703        -0-        100
          Philip E. Norwood              1,005,703        -0-        100
          Lynn C. Perkins, M.D.          1,002,703       3,000       100
          Byron B. Searcy                1,005,703        -0-        100
          Lloyd J. Weaver                1,002,703       3,000       100


Item 5.         Other Information

                Not applicable

Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         3.1 Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 20, 1995

                         3.2 Amended and Restated Articles of Incorporation of the Corporation as of April 20, 1995

                         3.3 Bylaw Amendments and Amended and Restated Bylaws of the Corporation as of April 18, 1995

                         10 Loan Agreement dated July 12, 1995, between Corporation and The Frost National Bank

                         11      Computation of Earnings Per Common Share

                         27      Financial Data Schedule

                (b)      Reports on Form 8-K

                         No Reports on Form 8-K were filed during the period
ending June 30, 1995

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUMMIT BANCSHARES, INC.
                                       Registrant



Date:   August 1, 1995           By: /s/  Philip E. Norwood
                                     ---------------------------------
                                     Philip E. Norwood, President and
                                     Chief Executive Officer

Date:   August 1, 1995           By: /s/  Bob G. Scott
                                     ----------------------------------
                                     Bob G. Scott, Senior Vice President
                                     and Chief Financial Officer

                                                 EXHIBIT INDEX


Exhibit                                                        Page No.
-------                                                        --------

3.1 Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 20, 1995

3.2 Amended and Restated Articles of Incorporation of the Corporation as of April 20, 1995

3.3 Bylaw Amendments and Amended and Restated Bylaws of the Corporation as of April 18, 1995

10              Loan Agreement dated July 12, 1995, between
                Corporation and The Frost National Bank

11              Computation of Earnings Per Common Share

27              Financial Data Schedule

                                EXHIBIT 3.1

                          ARTICLES OF AMENDMENT TO
                        ARTICLES OF INCORPORATION OF
                           SUMMIT BANCSHARES, INC.


        Pursuant to the provisions of Article 4.04 of the Texas Business Corporation Act, the undersigned corporation adopts the following
Articles of Amendment to its Articles of Incorporation:

                               ARTICLE ONE

        The name of the corporation is Summit Bancshares, Inc.

                               ARTICLE TWO

        The following amendments to the Articles of Incorporation were adopted by the shareholders of the corporation on April 18, 1995.

        The First Amendment deletes all of Article 14 of the original or amended Articles of Incorporation. That part that was deleted read as follows:

        ARTICLE 14.  ACTION BY CONSENT OF SHAREHOLDERS.

                To the fullest extent permitted by law, any action required or permitted to be taken at any annual or special meeting of the shareholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing setting forth the action so taken shall be signed and dated by the holder or holders of shares having not less than a minimum number of votes that would be necessary to take such action at a meeting at which the holders of all shares entitled to vote on the action were present and voting.

        The Second Amendment deletes all of Article 15 of the original or amended Articles of Incorporation. That part that was deleted read as follows:

        ARTICLE 15.  MAJORITY VOTE.

                A majority vote is sufficient for any action which requires the vote or concurrence of the shareholders.

        The Third Amendment alters or changes Article 4 of the original or amended Articles of Incorporation and the full text of each provision altered or changed is as follows:

        ARTICLE 4. SHARES.

                The aggregate number of shares which the corporation shall have authority to issue is 20,000,000 shares of the par value of One Dollar and 25/100 Dollars ($1.25) per share.
        The shares are designated as Common Stock and have identical rights and privileges in every respect.

        The Fourth Amendment is an addition to the original or amended Articles of Incorporation and the full text of each provision added is as follows:

        ARTICLE 14.  SPECIAL MEETINGS OF SHAREHOLDERS.

                         Special meetings of the shareholders, for any
                purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President, the Board of Directors or the holders of not less than three-tenths (3/10) of all the shares entitled to vote at the meetings. Business transacted at a special meeting shall be confined to the purpose or purposes stated in the notice of the meeting.

                               ARTICLE THREE
        The number of shares of the corporation outstanding at the time of such adoption was 1,578,923; and the number of shares entitled to vote thereon was 1,578,923.

                               ARTICLE FOUR

        The number of shares which voted for the First Amendment was 937,019; and the number of shares which voted against such amendment was 59,122. The number of shares which voted for the Second Amendment was 906,412; and the number of shares which voted against such amendment was 88,908. The number of shares which voted for the Third Amendment was 910,004; and the number of shares which voted against such amendment was 83,392. The number of shares which voted for the Fourth Amendment was 907,082; and the number of shares which voted against such amendment was 86,532.

                               ARTICLE FIVE

        The amendment does not provide for any exchange, reclassification or cancellation of issued shares.

                               ARTICLE SIX

        The amendment does not effect a change in the amount of stated capital.

        DATED:  April 18, 1995.

                                         SUMMIT BANCSHARES, INC.


                                         By  /s/ Philip E. Norwood
                                            -------------------------------
                                            Philip E. Norwood, President

                                 EXHIBIT 3.2

                             AMENDED AND RESTATED
                          ARTICLES OF INCORPORATION

                                      OF

                            SUMMIT BANCSHARES, INC.

        The undersigned natural person, of the age of eighteen years or more, acting as incorporator of a corporation under the Texas Business Corporation Act, hereby adopts the following Articles of Incorporation for the corporation.

                                  ARTICLE 1.

        The name of the corporation is SUMMIT BANCSHARES, INC.

                                  ARTICLE 2.

        The period of its duration is perpetual.

                                  ARTICLE 3.

        The corporation is organized to buy, sell, lease and deal in services, personal property and real property, subject to Part Four of the Texas Miscellaneous Corporation Laws Act, and to transact any and all other lawful business for which a corporation may be incorporated under the Texas Business Act.

                                  ARTICLE 4.

        The aggregate number of shares which the corporation shall have authority to issue is 20,000,000 of the par value of One Dollar and 25/100 Dollars ($1.25) each. The shares are designated as Common stock and have identical rights and privileges in every respect.

                                  ARTICLE 5.

        The corporation will not commence business until it has received for the issuance of its shares consideration of the value of One
Thousand Dollars ($1,000.00) consisting of money paid, labor done or property actually received.

                                  ARTICLE 6.

        No shareholder or other person shall have any preemptive rights whatsoever.

                                  ARTICLE 7.

        Directors shall be elected by plurality vote. Cumulative voting shall not be permitted.

                                  ARTICLE 8.

        The initial bylaws shall be adopted by the Board of Directors. The power to alter, amend or repeal the bylaws or adopt new bylaws is vested in the Board of Directors, subject to repeal or change by action of the shareholders.

                                  ARTICLE 9.
                          INDEMNIFICATION INSURANCE

        The corporation shall indemnify to the fullest extent permitted by law any person who is made a named defendant or respondent in any action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, or in any appeal in such an action, suit or proceeding, by reason of the fact that he or she is or was a director, advisory director or officer of the corporation, against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such director, advisory director or officer in connection with any such action, suit or proceeding. The corporation may indemnify other persons, as permitted by law. The corporation shall pay or reimburse expenses to directors, advisory directors and officers and may pay or reimburse expenses to other persons, as permitted by law. The corporation may purchase and maintain insurance, create a trust fund, establish any form of self-insurance, secure its indemnity obligation by grant of a security interest or other lien on the assets of the corporation, establish a letter of credit, guaranty or surety arrangement, or other arrangement on behalf of directors, advisory directors, officers or other persons, against any liability asserted against such persons in their capacities as directors, advisory directors, officers or otherwise, of the corporation, whether or not the corporation would have the power to indemnify such directors, advisory directors, officers or other persons against such liability, as permitted by law.

                                  ARTICLE 10.

        The street address of its initial registered office is 1300 Summit Avenue, Fort Worth, Texas, and the name of its initial registered agent at such address is F.S. Gunn.

                                  ARTICLE 11.

        The number of directors constituting the initial Board of Directors is three (3) and the names and addresses of persons who are to serve as directors until the first annual meeting of the shareholders or until their successors are elected and qualified are:

                NAME                                      ADDRESS

        James L. Murray                                   1300 Summit Avenue
                                                          Fort Worth, Texas

        F. S. Gunn                                        1300 Summit Avenue
                                                          Fort Worth, Texas

        Henry A. Meadows                                  444 W. 7th Street
                                                          Fort Worth, Texas

                                  ARTICLE 12.

        The name and address of the incorporator is Loren Q. Hanson, 2700 Continental National Bank Building, Fort Worth, Texas 76102.

                                  ARTICLE 13.

        No director of the Corporation shall be liable to the Corporation or its shareholders for monetary damages for an act or omission in such director's capacity as a director of the Corporation, except that this
Article 13 shall not eliminate or limit the liability of a director of the Corporation for:

                (i) a breach of such director's duty of loyalty to the Corporation or its shareholders;

                (ii) an act or omission not in good faith or that involves intentional misconduct or a knowing violation of the law;

                (iii) a transaction from which a director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office;

                (iv) an act or omission for which the liability of a director is expressly provided for by statute; or

                (v) an act related to an unlawful stock repurchase or payment of a dividend.

        Any repeal or amendment of this Article 13 by the shareholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Corporation existing at the time of such repeal or amendment. Anything herein to the contrary notwithstanding, if the Texas Miscellaneous Corporation Laws act is amended after approval by the shareholders of this Article 13 to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Texas Miscellaneous Corporation Laws
Act, as so amended from time to time.

                                  ARTICLE 14.
                      SPECIAL MEETINGS OF SHAREHOLDERS

        Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President, the Board of Directors or the holders of not less than three-tenths (3/10) of all the shares entitled to vote at the meetings. Business transacted at a special meeting shall be confined to the purpose or purposes stated in the notice of the meeting.

                               EXHIBIT 3.3


1. The Bylaws of the Corporation were amended on February 21, 1995 effective on shareholder approval of a like amendment to the Articles of Incorporation (which occurred on April 18, 1995) by amending Section 2.04 to read as follows:

        "Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President, the Board of Directors or the holders of not less than three-tenths (3/10) of all the shares entitled to vote at the meetings. Business transacted at a special meeting shall be confined to the purpose or purposes stated in the notice of the meeting."

2. The Bylaws of the Corporation were further amended on April 18, 1995, by repeal of Bylaw 2.09.


                            AMENDED AND RESTATED
                       BYLAWS OF SUMMIT BANCSHARES, INC.
                            AS OF APRIL 18, 1995

                                   Contents

Article 1:      OFFICES

                1.01     Registered Office and Agent
                1.02     Other Offices

Article 2:      SHAREHOLDERS

                2.01     Place of Meetings
                2.02     Annual Meeting
                2.03     Voting List
                2.04     Special Meetings
                2.05     Notice
                2.06     Quorum
                2.07     Majority Vote, Withdrawal of Quorum
                2.08     Method of Voting
                2.09     Action Without Meeting
                2.10     Record Date; Closing Transfer Books
                2.11     Order of Business at Meetings

Article 3:      DIRECTORS

                3.01     Management
                3.02     Number; Qualification; Election; Term
                3.03     Election of Directors
                3.04     Removal
                3.05     Vacancies
                3.06     Place of Meetings
                3.07     First Meeting
                3.08     Regular Meetings
                3.09     Special Meetings
                3.10     Quorum; Majority Vote
                3.11     Compensation
                3.12     Procedure
                3.13     Interested Directors and Officers
                3.14     Action Without Meeting
                3.15     Committees of Directors

Article 4:      NOTICE AND ATTENDANCE THROUGH USE OF ELECTRONIC EQUIPMENT

                4.01     Method
                4.02     Waiver
                4.03     Telephone and Similar Meetings

Article 5:      OFFICERS AND AGENTS

                5.01     Number; Qualification, Election; Term
                5.02     Removal
                5.03     Vacancies
                5.04     Authority
                5.05     Compensation
                5.06     Chairman of the Board
                5.07     President
                5.08     Vice President
                5.09     Secretary
                5.10     Assistant Secretary
                5.11     Treasurer
                5.12     Assistant Treasurer

Article 6:      CERTIFICATES AND SHAREHOLDERS

                6.01     Certificates
                6.02     Issuance
                6.03     Payment for Shares
                6.04     Subscriptions
                6.05     Lien
                6.06     Lost, Stolen or Destroyed Certificates
                6.07     Registration of Transfer
                6.08     Registered Shareholders
                6.09     Preemptive Rights
                6.10     Restriction on Transfer of Shares

Article 7:      GENERAL PROVISIONS

                7.01     Dividends and Reserves
                7.02     Books and Records
                7.03     Report to Shareholders
                7.04     Checks and Notes
                7.05     Fiscal Year
                7.06     Seal
                7.07     Indemnification; Insurance
                7.08     Resignation
                7.09     Amendment of Bylaws
                7.10     Construction
                7.11     Relation to Articles of Incorporation

Article 1:      OFFICES

        1.01 REGISTERED OFFICE AND AGENT. The registered office of the corporation shall be at 1300 Summit Avenue, Fort Worth, Texas 76102.
The name of the registered agent at such address is F.S. Gunn. Anything in these Bylaws to the contrary notwithstanding, revision of the registered office or the registered agent of the corporation in accordance with the provisions of the Texas Business Corporation Act shall automatically and without further action amend this section to name such newly adopted registered office or registered agent.

        1.02 OTHER OFFICES. The corporation may have offices at other places both within and without the state of Texas as the Board of Directors may determine or as the business of the corporation may require.

Article 2:      SHAREHOLDERS

        2.01 PLACE OF MEETINGS. All meetings of the shareholders shall be held at such time and place, in or out of the state of Texas, as shall be stated in the notice of the meeting or in a waiver of notice.

        2.02 ANNUAL MEETING. An annual meeting of the shareholders shall be held each year at 4:00 o'clock p.m. on the third Tuesday of April of each year. If such a day is a legal holiday, then the meeting shall be on the next business day following. At the meeting, the shareholders shall elect directors and transact such other business as may properly be brought before the meeting. In the event the annual meeting is omitted by oversight or otherwise and not held as provided herein, an annual meeting may be called in the manner provided for special meetings herein at a subsequent date, and the business transacted at such meeting shall be valid as if transacted at the annual meeting held during the month of April.

        2.03 VOTING LIST. At least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order, with the address of each and the number of voting shares held by each, shall be prepared by the officer or agent having charge of the stock transfer books. The list, for a period of ten days prior to the meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. The list shall also be produced and kept open at the time and place of the meeting during the whole time thereof, and shall be subject to the inspection of any shareholder during the whole time of the meeting.

        2.04 SPECIAL MEETINGS. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President, the Board of Directors or the holders of not less than three-tenths (3/10) of all the shares entitled to vote at the meetings. Business transacted at a special meeting shall be confined to the purpose or purposes stated in the notice of the meeting.

        2.05 NOTICE. Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at the meeting, except to the extent that notice is not required to be given to any shareholder by law. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

        2.06 QUORUM. The holders of a majority of the shares issued and outstanding and entitled to vote, present in person or represented by proxy, shall be required and shall constitute a quorum at meetings of the shareholders for the transaction of business, except as otherwise provided by statute, the Articles of Incorporation or these Bylaws. If a quorum is not present or represented at a meeting of the shareholders, the shareholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice (other than announcement at the meeting of the time and place at which the meeting is to be reconvened) until a quorum is present or represented. At such adjourned meeting at which a quorum is present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

        2.07 MAJORITY VOTE; WITHDRAWAL OF QUORUM: When a quorum is present at any meeting, the vote of the holders of a majority of the shares having voting power, present in person or represented by proxy, shall decide any question brought before such meeting. The shareholders present at a duly constituted meeting may continue to transact business until adjournment, despite the withdrawal of enough shareholders to leave less than a quorum.

        2.08 METHOD OF VOTING. Each outstanding share shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders. At any meeting of the shareholders, every shareholder having the right to vote may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable and unless otherwise made irrevocable by law. Each proxy shall be filed with the Secretary of the corporation prior to or at the time of the meeting.
Voting for directors shall be in accordance with Bylaw 3.03 of these Bylaws. Any vote may be taken by voice or by show of hands unless someone entitled to vote objects, in which case written ballots shall be used.

        2.09    Repealed 4/18/95.

        2.10 RECORD DATE; CLOSING TRANSFER BOOKS. The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of the shareholders, the record date to be not less than ten nor more than sixty days prior to the meeting, or the Board of Directors may close the stock transfer books for such purpose for a period of not less than ten nor more than sixty days prior to such meeting. In the absence of any action by the Board of Directors, the date upon which the notice of the meeting is mailed shall be the record date. Whenever action by shareholders is proposed to be taken by consent in writing without a meeting of shareholders, the Board of Directors may fix a record date for the purpose of determining shareholders entitled to consent to that action, which record date shall not precede, and shall not be more than ten days after, the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors and the prior action of the Board of Directors is not required by law, the record date for determining shareholders entitled to consent to action in writing without a meeting shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office, its principal place of business, or an officer or agent of the corporation having custody of the books in which proceedings of meetings of shareholders are recorded. If no record date shall have been fixed by the Board of Directors and prior action of the Board of Directors is required by law, the record date for determining shareholders entitled to consent to action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts a resolution taking such prior action.

        2.11 ORDER OF BUSINESS AT MEETINGS. The order of business insofar as practicable or applicable at annual and other meetings of shareholders shall be as follows:

             (a)   call to order;
             (b)   proof of due notice of meeting or waiver;
             (c)   determination of quorum and examination of proxies;
             (d)   announcement of availability of voting list (see Bylaw 2.03);
             (e) reading and disposing of minutes of last meeting of shareholders;
             (f)   reports of officers and committees;
             (g)   appointment of voting inspectors;
             (h)   unfinished business;
             (i)   new business;
             (j)   nomination of directors;
             (k)   opening of polls for voting;
             (l)   recess;
             (m)   reconvening; closing of polls;
             (n)   report of voting inspectors;
             (o)   other business;
             (p)   adjournment.

The failure to follow this order of business at any meeting of shareholders shall have no effect on the validity of such meeting.

Article 3:      DIRECTORS

        3.01 MANAGEMENT. The business and affairs of the corporation shall be managed by the Board of Directors who may exercise all such powers of the corporation and do all such lawful acts and things as are not (by statute or the Articles of Incorporation or these Bylaws) directed or required to be exercised or done by the shareholders.

        3.02 NUMBER; QUALIFICATION; ELECTION; TERM. The Board of Directors shall consist of not more than twenty-five (25) directors, the exact number of which shall be determined from time to time as specified by resolution of the Board of Directors; provided, that no director's term shall be shortened by reason of a resolution reducing the number of directors; and further provided, that the number of directors constituting the Board of Directors at the time of the adoption of these Bylaws shall be thirteen (13) and shall remain at such number unless and until changed by resolution of the Board of Directors. The directors shall be elected at the annual meeting of shareholders, except as provided in Bylaw 3.05. Directors need not be shareholders or residents of the state of Texas.

        3.03 ELECTION OF DIRECTORS. Directors shall be elected by plurality vote. Cumulative voting shall not be permitted.

        3.04 REMOVAL. Any director may be removed either with or without cause at any special or annual meeting of shareholders by the affirmative vote of a majority in number of shares of the shareholders present in person or by proxy at such meeting and entitled to vote for the election of such director if notice of intention to act upon such matter shall have been given in the notice calling such meeting.

        3.05 VACANCIES. Except as provided below, any vacancy occurring in the Board of Directors (by death, resignation, removal, increase in number of directors or otherwise) may be filled by an affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors, or may be filled (at the election of the Board of Directors) by an election at an annual or special meeting of the shareholders called for that purpose. If the vacancy is caused by reason of an increase in the number of directors, the Board of Directors may vote to fill not more than two such directorships during the period between any two successive annual meetings of shareholders. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office, or until the next election of directors by shareholders if the vacancy is caused by an increase in the number of directors.

        3.06 PLACE OF MEETINGS. Meetings of the Board of Directors, regular or special, may be held either within or without the state of Texas.

        3.07 FIRST MEETING. The first meeting of each newly elected Board of Directors shall be held without further notice immediately following the annual meeting of shareholders and at the same place, unless (by unanimous consent of the directors then elected and serving) such time or place shall be changed.

        3.08 REGULAR MEETINGS. Regular meetings of the Board of Directors shall be held quarterly without notice on the third Tuesday of each January, April, July and October at 1300 Summit Avenue, Fort Worth,
Texas 76113 or at such other address as the Board of Directors may determine.

        3.09 SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by the President on one days' notice to each director, either personally or by mail or by telegram. Special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of a majority of the directors. Except as otherwise expressly provided by statute or the Articles of Incorporation or these Bylaws, neither the business to be transacted at nor the purpose of any special meeting need be specified in a notice or waiver of notice.

        3.10 QUORUM; MAJORITY VOTE. At all meetings of the Board of Directors, a majority of the directors fixed in the manner provided in these Bylaws shall constitute a quorum for the transaction of business. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors. If a quorum is not present at a meeting, a majority of the directors present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present. The vote of a majority of the directors present at a meeting at which a quorum is in attendance shall be the act of the Board of Directors, unless the vote of a different number is required or permitted by the Articles of Incorporation or these Bylaws. If a quorum is not present at any meeting of the Board of Directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present.

        3.11 COMPENSATION. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors on a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of any committee of the Board of Directors may, by resolution of the Board of Directors, be allowed like compensation for attending committee meetings.

        3.12    PROCEDURE.  The Board of Directors shall keep regular minutes
of its proceedings.   The minutes shall be placed in the minute book of
the corporation.

        3.13    INTERESTED DIRECTORS AND OFFICERS.

        (a) No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, association or other organization in which one or more of the directors or officers are directors or officers or have a financial interest, shall be void or voidable solely for this reason, solely because the director or officer is present at or participates in the meeting of the Board of Directors or a committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purposes, if:

                (1) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors are less than a quorum;

                (2) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by the vote of the shareholders; or

                (3) The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof or the shareholders.

        (b) Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof.

        3.14 ACTION WITHOUT MEETING. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a consent in writing setting forth the action so taken is signed by all members of the Board of Directors. Such consent shall have the same force and effect as a unanimous vote at a meeting and may be stated as such in any document or instrument filed with the Secretary of State.

        3.15 COMMITTEES OF DIRECTORS. The Board of Directors, by resolution adopted by a majority of the whole Board, may designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors in the business and affairs of the corporation except where the action of the Board of Directors is required by statute. Vacancies in the membership of a committee shall be filled by the Board of Directors at a regular or special meeting of the Board of Directors.
The executive committee shall keep regular minutes of its proceedings and report the same to the Board when required. The designation of any such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.

Article 4:     NOTICE AND ATTENDANCE THROUGH USE OF ELECTRONIC EQUIPMENT

        4.01 METHOD. Whenever by statute or the Articles of Incorporation or these Bylaws notice is required to be given to any director, committee member or shareholder, and no provision is made as to how the notice shall be given, it shall not be construed to mean personal notice, but any such notice may be given (i) in writing, by mail, postage prepaid, addressed to the director, committee member or shareholder at the address appearing on the books of the corporation, or
(ii) in any other method permitted by law. Any notice required or permitted to be given by mail shall be deemed given at the time when the same is thus deposited in the United States mail.

        4.02 WAIVER. Whenever by statute or the Articles of Incorporation or these Bylaws notice is required to be given to any director, committee member or shareholder, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated in such notice, shall be equivalent to the giving of such notice. Attendance of a director, committee member or shareholder at a meeting shall constitute a waiver of notice of such meeting, except where a director, committee member or shareholder attends for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

        4.03 TELEPHONE AND SIMILAR MEETINGS. Directors, committee members and shareholders may participate in and hold a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in such a meeting shall constitute presence in person at the meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

Article 5:      OFFICERS AND AGENTS

        5.01    NUMBER; QUALIFICATION; ELECTION; TERM.

        (a)  The corporation shall have:

                (1)  a President and a Secretary, and

                (2) such other officers (including a Chairman of the Board, Vice Presidents and a Treasurer) and assistant officers and agents as the Board of Directors may deem necessary.

        (b) No officer or agent need be a shareholder, director or resident of the state of Texas.

        (c) Officers named in Bylaw 5.01(a)(1) shall be elected by the Board of Directors on the expiration of an officer's term or whenever a vacancy exists. Officers and agents named in Bylaw 5.01(a)(2) may be elected by the Board at any meeting.

        (d) Unless otherwise specified by the Board at the time of election or appointment, or in any employment contract approved by the Board, each officer's and agent's term shall end at the first meeting of directors after the next annual meeting of shareholders. He shall serve until the end of his term or, if earlier, his death, resignation or removal.

        (e)  Any two or more offices may be held by the same person.

        5.02 REMOVAL. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in its judgment, the best interests of the corporation will be served thereby. Such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

        5.03 VACANCIES. Any vacancy occurring in any office of the corporation (by death, resignation, removal or otherwise) may be filled by the Board of Directors.

        5.04 AUTHORITY. Officers and agents shall have such authority and perform such duties in the management of the corporation as are provided in these Bylaws or as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

        5.05 COMPENSATION. The compensation of officers and agents shall be fixed from time to time by the Board of Directors.

        5.06 CHAIRMAN OF THE BOARD. The Chairman of the Board, if any, shall be the chief executive officer of the corporation. He shall also preside over all Board of Directors' and shareholders' meetings. The Chairman of the Board shall have general and active management powers of the business and affairs of the Corporation, and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall also perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

        5.07 PRESIDENT. The President shall be the chief operating officer of the corporation. Along with the Chairman of the Board, he shall have general and active management powers of the business and affairs of the corporation, and shall see that all orders and resolutions of the Board are carried into effect. In the absence of a Chairman of the Board, he shall exercise all powers that the Chairman of the Board could exercise, including the power of chief executive officer. He shall also perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe.

        5.08 VICE PRESIDENT. The Vice Presidents, in the order of their seniority unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and have the authority and exercise the powers of the President. They shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

        5.09    SECRETARY.

        (a) The Secretary shall attend all meetings of the Board of Directors and all meetings of the shareholders and record the minutes of all proceedings in a book to be kept for that purpose.

        (b) The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board of Directors.

        (c) The Secretary shall keep in safe custody the seal of the corporation and, when authorized by the Board of Directors or the executive committee, affix the same to any instrument requiring it.

        (d) If no Treasurer or Assistant Treasurer is appointed, or in the event of the absence or disability of the Treasurer and Assistant
Treasurer, the Secretary shall perform the duties, have the authority and exercise the powers of the Treasurer.

        (e) The Secretary shall be under the supervision of the President and shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

        5.10 ASSISTANT SECRETARY. The Assistant Secretary shall, in the absence or disability of the Secretary, perform the duties and have the authority and exercise the powers of the Secretary. He shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

        5.11    TREASURER.

        (a) The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements of the corporation and shall deposit all monies and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

        (b) He shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and directors, at the regular meetings of the Board of Directors or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the corporation.

        (c) If required by the Board of Directors, he shall give the corporation a bond in such form, in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

        (d) He shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the President may from time to time delegate.

        5.12 ASSISTANT TREASURER. The Assistant Treasurer shall, in the absence or disability of the Treasurer, perform the duties and have the authority and exercise the powers of the Treasurer. He shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe or the President may from time to time delegate.

Article 6:      CERTIFICATE AND SHAREHOLDERS

        6.01 CERTIFICATES. Certificates in the form determined by the Board of Directors shall be delivered representing all shares to which shareholders are entitled. Certificates shall be consecutively numbered and shall be entered in the books of the corporation or its agents as they are issued. Each certificate shall state on its face the holder's name, the number and class of shares, the par value of shares or a statement that such shares are without par value, and such other matters as may be required by law. They shall be signed by the President, a Vice President, the Secretary or the Assistant Secretary or such other officer or officers as the Board of Directors shall designate and may be sealed with the seal of the corporation or a facsimile thereof. The signature of any such officer may be a facsimile. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issuance.

        6.02 ISSUANCE. Shares (both treasury and authorized but unissued) may be issued for such consideration (not less than par value) and to such person as the Board of Directors may determine from time to time.
Shares may not be issued until the full amount of the consideration, fixed as provided by law, has been paid.

        6.03    PAYMENT FOR SHARES.

        (a) KIND. The consideration for the issuance of shares shall consist of money paid, labor done (including services actually performed for the corporation) or property (tangible or intangible) actually received. Neither promissory notes nor the promise of future services shall constitute payment for shares.

        (b) VALUATION. In the absence of fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive.

        (c) EFFECT. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable.

        (d) ALLOCATION OF CONSIDERATION. The consideration received for shares shall be allocated by the Board of Directors in accordance with law, between stated capital and capital surplus accounts.

        6.04 SUBSCRIPTIONS. Unless otherwise provided in the subscription agreement, subscription for shares, whether made before or after organization of the corporation, shall be paid in full at such time or in such installments and at such times as shall be determined by the Board of Directors. Any call made by the Board of Directors for payment on subscriptions shall be uniform as to all shares of the same series.
In case of default in the payment on any installment or call when payment is due, the corporation may proceed to collect the amount due in the same manner as any debt due to the corporation.

        6.05 LIEN. For any indebtedness of a shareholder to the corporation, the corporation shall have a first and prior lien on all shares of its stock owned by him and on all dividends or other distributions declared thereon.

        6.06    LOST, STOLEN OR DESTROYED CERTIFICATES.

        (a) ISSUANCE OF NEW CERTIFICATES. The corporation shall issue a new certificate in place of any certificate for shares previously issued if the registered owner of the certificate:

                (1) CLAIM. Makes proof in affidavit form that it has been lost, destroyed or wrongfully taken;

                (2) TIMELY REQUEST. Requests the issuance of a new certificate before the corporation has notice that the certificate has been acquired by a purchaser for value in good faith and without notice of an adverse claim;

                (3) BOND. Gives a bond in such form, and with such surety or sureties, with fixed or open penalty, as the corporation may direct, to indemnify the corporation (and its transfer agent and registrar, if any) against any claim that may be made on account of the alleged loss, destruction or theft of the certificate; and

                (4) OTHER REQUIREMENTS. Satisfies any other reasonable requirements imposed by the corporation.

        (b) EFFECT OF FAILURE TO NOTIFY CORPORATION. When a certificate has been lost, apparently destroyed or wrongfully taken, and the holder of record fails to notify the corporation within a reasonable time after he has notice of it, and the corporation registers a transfer of the shares represented by the certificate before receiving such notification, the holder of record is precluded from making any claim against the corporation for the transfer or for a new certificate.

        6.07 REGISTRATION OF TRANSFER. The corporation shall register the transfer of a certificate for shares presented to it for transfer if:

        (a) ENDORSEMENT. The certificate is properly endorsed by the registered owner or by his duly authorized attorney;

        (b) GUARANTEE AND EFFECTIVENESS OF SIGNATURE. The signature of such person has been guaranteed by a national banking association or member of the New York Stock Exchange or Midwest Stock Exchange, and reasonable assurance is given that such endorsements are effective;

        (c) ADVERSE CLAIMS. The corporation has no notice of an adverse claim or has discharged any duty to inquire into such a claim; and

        (d) COLLECTION OF TAXES. Any applicable law relating to the collection of taxes has been complied with.

        6.08 REGISTERED SHAREHOLDERS. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it has express or other notice thereof, except as otherwise provided by law.

        6.09 PREEMPTIVE RIGHTS. No shareholder or other person shall have any preemptive rights whatsoever.

Article 7:      GENERAL PROVISIONS

        7.01    DIVIDENDS AND RESERVES.

        (a) DECLARATION AND PAYMENT. Subject to statute and the Articles of Incorporation, dividends may be declared by the Board of Directors at any regular or special meeting and may be paid in cash, in property or in shares of the corporation. The declaration and payment shall be at the discretion of the Board of Directors.

        (b) RECORD DATE. The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to receive payment of any dividend, the record date to be not more than sixty days prior to the payment date of such dividend, or the Board of Directors may close the stock transfer books for such purpose for a period of not more than sixty days prior to the payment date of such dividend. In the absence of any action by the Board of Directors, the date upon which the Board of Directors adopts the resolution declaring the dividend shall be the record date.

        (c) RESERVES. By resolution the Board of Directors may create such reserve or reserves out of the earned surplus of the corporation as the directors from time to time, in their discretion, think proper to provide for contingencies, or to equalize dividends, or to repair or maintain any property of the corporation, or for any other purpose they think beneficial to the corporation. The directors may modify or abolish any such reserve in the manner in which it was created.

        7.02 BOOKS AND RECORDS. The corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors, and shall keep at its registered office or principal place of business or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of the shares held by each.

        7.03 REPORT TO SHAREHOLDERS. Upon the written request of any shareholder, the corporation shall mail within ninety days of such request to such shareholder its annual statements for its last fiscal year showing in reasonable detail its assets and liabilities and results of it operations and the most recent interim statements, if any, which have been filed in a public record or otherwise published.

        7.04 CHECKS AND NOTES. All check or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

        7.05 FISCAL YEAR. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

        7.06 SEAL. The Board of Directors may provide a suitable corporate seal (of which there may be one or more) which shall contain the name of the corporation and the name of the state of Texas. The seal may be used by impressing it or reproducing a facsimile of it or otherwise.

        7.07 INDEMNIFICATION INSURANCE. The corporation shall indemnify to the full extent permitted by law any person who is made a named defendant or respondent in any action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, or in any appeal in such an action, suit or proceeding, by reason of the fact that he or she is or was a director, advisory director or officer of the corporation, against all expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such director, advisory director or officer in connection with any such action, suit or proceeding. The corporation shall pay or reimburse expenses to directors, advisory directors and officers, and may pay or reimburse expenses to other persons, as permitted by law.
The corporation may purchase and maintain insurance, create a trust fund, establish any form of self-insurance, secure its indemnity obligation by grant of a security interest or other lien on the assets of the corporation, establish a letter of credit, guaranty or surety arrangement, or other arrangement on behalf of directors, advisory directors, officers or otherwise, of the corporation, whether or not the corporation would have the power to indemnify such directors, advisory directors, officers or other persons against such liability, as permitted by law.

        7.08 RESIGNATION. Any director, officer or agent may resign by giving written notice to the President or the Secretary. The resignation shall take effect at the time specified therein or immediately if no time is specified therein. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

        7.09 AMENDMENT OF BYLAWS. These Bylaws may be altered, amended or repealed, or new bylaws may be adopted (subject to the shareholders repealing or changing the action of the Board of Directors, or making new bylaws, at an annual or special meeting called and held as provided in these Bylaws) at any meeting of the Board of Directors at which a quorum is present, by the affirmative vote of a majority of the directors present at such meeting, provided notice of the proposed alteration, amendment or repeal is contained in the notice of such meeting.

        7.10 CONSTRUCTION. Whenever the context so requires, the masculine shall include the feminine and neuter, and the singular shall include the plural, and conversely. If any portion of these Bylaws shall be invalid or inoperative, then, so far as it is reasonable and possible, the remainder of these Bylaws shall be considered valid and operative, and effect shall be given to the intent manifested by the portion held invalid or inoperative. The table of contents and headings used in these Bylaws have been inserted for convenience only and do not constitute matter to be construed in interpretation.

        7.11 RELATION TO ARTICLES OF INCORPORATION. These Bylaws are subject to, and governed by, the Articles of Incorporation.


                             EXHIBIT 10

                           LOAN AGREEMENT


      THIS LOAN AGREEMENT (hereinafter called "this Agreement") is made and entered into this 12th day of July, 1995, by and between SUMMIT BANCSHARES, INC., a Texas corporation, having its principal place of business at 1300 Summit, Suite 604, Fort Worth, Texas 76102 (hereinafter called "Borrower"), and THE FROST NATIONAL BANK, a national banking association, with its main banking offices located at 100 West Houston Street, P.O. Box 1600, San Antonio, Texas 78296 (hereinafter called "Lender").

      WHEREAS, Borrower is desirous of obtaining from Lender two loans represented by two promissory notes in the aggregate principal amount of $9,000,000.00 for the purpose of providing short term liquidity to the Borrower and to finance bank acquisitions; and

      WHEREAS, Lender is desirous of making such loans to Borrower in the aggregate principal amount of $9,000,000.00 for the purposes set forth above, but on the terms, conditions and covenants hereafter contained;

      NOW, THEREFORE, subject to all terms, conditions and covenants hereinafter set forth and in consideration of the premises and the mutual covenants contained herein, the parties hereto agree as follows:

                                  ARTICLE I

                                 Definitions

      The terms defined in this Article I (except as otherwise expressly provided in this Agreement) for all purposes shall have the following meanings:

      "Acquisition Note" shall mean the promissory note so referenced in
Section 2.01 of this Agreement.

      "Advance" shall mean the amounts requested by Borrower from time to time as set forth in Section 2.01 of this Agreement.

      "Advance Request Form" means a document in the form of attached Exhibit "A", properly completed and signed by Borrower requesting an Advance.

      "Average Assets" shall mean the average of the assets most recently reported by a bank to its regulatory authorities calculated in accordance with regulatory accounting principles consistently applied.

      "Bank" shall mean, collectively, Summit National Bank, Fort Worth, Texas, whose principal place of business is 1300 Summit, Fort Worth, Texas 76102 and all other banks and financial institutions, whether chartered by the federal government or any State, which are acquired after Closing Date by Borrower or its Subsidiaries with proceeds of the Loan evidenced by the Acquisition Note.

      "Book Value" shall mean, for any share of Bank stock, Bank's Equity Capital divided by the total number of Bank shares outstanding.

      "Business Day" shall mean a day on which Lender is open for transaction of its general banking business.

      "Capital Ratio" shall mean the ratio of Bank's Equity Capital to Bank's assets as determined by regulatory accounting principles consistently applied.

      "Cash Flow Coverage" shall mean the ratio of (i) the Borrower's consolidated Net Income plus non-cash charges plus depreciation plus amortization plus loan loss provisions to (ii) the current maturities of long term debt, all as determined in accordance with GAAP.

      "Classified Assets" means, at any particular time, all assets of Bank classified, in whole or in part, as "Loss," "Doubtful,"
"Substandard," or "Other Assets Especially Mentioned" by Bank or any governmental or regulatory authority.

      "Closing Date" shall mean the date this Agreement is executed by all parties hereto which shall be the day and year first written above unless otherwise indicated. The Closing shall take place at 1445 Ross Avenue, Suite 4000, Dallas, Texas, or at such other place as the parties shall mutually agree.

      "Collateral" shall have the meaning ascribed to it in Section 2.03.

      "Equity Capital" shall mean the Tier I Capital as defined by the Federal Reserve Regulations.

      "Event of Default" means any event specified in Section 6.01 of this Agreement, provided that any requirement in connection with such event for the giving of notice or lapse of time or any other condition has been satisfied.

      "GAAP" means generally accepted accounting principles, applied on a consistent basis, as set forth in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or in statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question. Accounting principles are applied on a "consistent basis" when the accounting principles observed in a current period are comparable in all material respects to those accounting principles applied in a preceding period.

      "Insider" shall mean an "executive officer," "director," or "person who directly or indirectly or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities" (as such terms are defined in the Financial Institutions Regulatory and Interest Rate Control Act of 1978, as amended, or in regulations promulgated pursuant thereto) of Borrower or any Subsidiary.

      "Highest Lawful Rate" shall mean the maximum rate of nonusurious interest allowed from time to time by Law. Unless changed in accordance with Law, the applicable rate ceiling under Texas law shall be the indicated (weekly) rate ceiling from time to time in effect as provided in Tex. Rev. Civ. Stat. Ann. Art. 5069-1.04, as amended; but in no event shall Tex. Rev. Civ. Stat. Ann. Art. 5069 ch. 15 (which regulates certain revolving loan accounts and revolving triparty accounts) apply to the Loan.

      "Laws" shall mean all statutes, laws, ordinances, regulations, orders, writs, injunctions, or decrees of the United States, any state or commonwealth, any municipality, or any Tribunal.

      "Liquidity Note" shall mean the promissory note so referenced in
Section 2.01 of this Agreement.

      "Loans" shall mean extensions of credit to Borrower pursuant to
Section 2.01 of this Agreement.

      "Loan Documents" shall mean this Agreement, the Acquisition Note, Liquidity Note, the Security Instruments, and all instruments or documents executed and delivered pursuant to or in connection with this Agreement and any future amendments hereto or thereto, and all renewals and extensions thereof.

      "Net Income" shall mean that amount of income remaining after deducting expenses (including provision for loan and lease losses) and payments of all taxes incurred on said income and after deducting securities transactions, all as calculated in accordance with GAAP and regulatory accounting principles, to the extent each is applicable.

      "Non-Performing Loans" means loans on nonaccrual, loans on which the interest rate has been reduced other than to reflect the then prevailing market interest rates, loans which have been past due for ninety (90) days or more, and Other Real Estate.

      "Notes" shall mean the promissory notes evidencing the Loans executed pursuant to Section 2.02 of this Agreement and any promissory note issued in substitution therefor or in renewal or extension or rearrangement thereof.

      "Obligations" shall mean the outstanding principal amounts of the Notes and interest accrued thereon, and any and all other indebtedness, liabilities and obligations whatsoever of Borrower to Lender hereunder or under the Notes and/or the Security Instruments and all renewals, modifications and extensions thereof, plus interest accruing on any foregoing and all attorney fees and costs incurred in the enforcement of any foregoing.

      "Other Real Estate" shall mean the real property owned by Bank as a result of foreclosure, deeds in lieu of foreclosure, or judicial process, or received as partial payment of a note, specifically excluding real estate occupied by Bank in the conduct of its ordinary course of business.

      "Person" shall mean any individual, firm, corporation, association, partnership, joint venture, trust or other entity, or Tribunal.

      "Prime Rate" shall mean the variable rate of interest per annum established by The Frost National Bank from time to time and referred to as its "prime rate". Such rate is set by Lender as a general reference rate of interest, taking into account such factors as Lender may deem appropriate, it being understood that many of Lender's commercial or other loans are priced in relation to such rate, that it is not necessarily the lowest or best rate actually charged to any customer and that Lender may make various commercial or other loans at rates of interest having no relationship to such rate.

      "Return on Average Assets" shall mean the ratio of Net Income to the Average Assets.

      "Return on Equity Capital" shall mean the ratio of Net Income to the average Equity Capital.

      "Security Instruments" shall mean the Security Agreement-Pledge referred to in Section 2.03 of this Agreement and any other documents securing the Obligations.

      "Subsidiary" means any corporation or bank of which more than fifty (50%) of the issued and outstanding securities having ordinary voting power for the election of a majority of directors is owned or controlled, directly or indirectly, by Borrower, by Borrower with one or more Subsidiaries, or by just one or more Subsidiaries.

      "Tangible Net Worth" means, at any particular time, all amounts which, in conformity with GAAP, would be included as stockholders' equity on a balance sheet; provided, however, there is excluded therefrom: (i) any amount at which shares of capital stock appears as an asset on the balance sheet, (ii) goodwill, including any amounts, however designated, that represent the excess of the purchase price paid for assets or stock over the value assigned thereto, (iii) patents, trademarks, trade names, and copyrights, and (iv) all other assets which are properly classified as intangible assets.

      "Taxes" shall mean all taxes, assessments, fees, or other charges from time to time or at any time imposed by any Laws or by any Tribunal.

      "Tribunal" shall mean any state, commonwealth, federal, foreign, territorial, regulatory, or other court or governmental department, commission, board, bureau, agency or instrumentality.

      1.02 Other Definitional Provisions. All definitions contained in this Agreement are equally applicable to the singular and plural forms of the terms defined. The words "hereof," "herein," and "hereunder" and words of similar import referring to this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Unless otherwise specified, all Article and Section references pertain to this Agreement. All accounting terms not specifically defined herein shall be construed in accordance with GAAP.

                               ARTICLE II

               Loan, Security and Conditions Precedent

      2.01 The Loans. Subject to the terms and conditions of this Agreement, Lender agrees to make the Loans to Borrower evidenced by two promissory notes, one note in the principal amount of $8,000,000.00 shall be for the sole purpose of financing bank acquisitions (the "Acquisition Note") and the second note in the principal amount of $1,000,000.00 shall be for the purpose of providing short term liquidity to the Borrower (the "Liquidity Note").

      2.02 The Notes. The obligation of Borrower to pay the Loans shall be evidenced by the Acquisition Note and Liquidity Note each executed by Borrower and payable to the order of Lender, in the principal amount of each Note bearing interest at the variable rate per annum equal to the Prime Rate. Unpaid and past due principal and interest shall bear interest at the rate of four percent (4.0%) per annum above the Prime Rate. The Borrower shall pay principal and interest in accordance with the terms of each Note, with the maturity date being as set forth in each Note.

              (a)  Acquisition Note.   From Closing Date and continuing at
      all times through July 15, 1996 (the "Revolving Credit Period") the Loan evidenced by the Acquisition Note shall be a revolving credit facility which will allow the Borrower to request such amounts as Borrower may elect from time to time (each such amount being herein called an "Advance") so long as the aggregate amount of Advances outstanding at any time under the Acquisition Note does not exceed Eight Million and NO/100 Dollars ($8,000,000.00) provided however, the minimum Advance must be at least $500,000.00. The Borrower shall have the right to borrow, repay, and borrow again under the credit facility. The outstanding principal balance of the Acquisition Note on July 15, 1996 shall convert to a term facility (the "Term Period") and shall be payable in 20 equal quarterly installments of principal plus all accrued and unpaid interest, with all unpaid principal plus all accrued and unpaid interest being due and payable on July 15, 2001. Principal and interest of the Acquisition Note shall be due and payable as provided in the Acquisition Note.

              (b) Liquidity Note. The Liquidity Note shall be due and payable as follows: during the Revolving Credit Period the Loan evidenced by the Liquidity Note shall be a revolving credit facility which will allow the Borrower to request such amounts as Borrower may elect from time to time (each such amount being herein called an "Advance") so long as the aggregate amount of Advances outstanding at any time under the Liquidity Note does not exceed One Million and NO/100 Dollars ($1,000,000.00) provided however, the minimum Advance must be at least $50,000.00. The Borrower shall have the right to borrow, repay, and borrow again under the credit facility. The outstanding principal balance of the Liquidity Note on July 15, 1996 shall convert to a term facility (the "Term Period") and shall be payable in 20 equal quarterly installments of principal plus all accrued and unpaid interest, with all unpaid principal plus all accrued and unpaid interest being due and payable on July 15, 2001. Principal and interest of the Liquidity Note shall be due and payable as provided in the Liquidity Note.

              (c) Revolving Principal Balance. It is contemplated that by reason of payments or prepayments there may be times when no indebtedness is owing under the Loans; but notwithstanding such occurrences, each Note shall remain valid and shall be in full force and effect as to loans or Advances made pursuant to and under the terms of each Note subsequent to each such occurrence. All loans or Advances and all payments or prepayments made on account of principal or interest shall be endorsed by the holder of each Note on a schedule attached thereto and made a part thereof for all purposes. In the event that the unpaid principal amount at any time, for any reason, exceeds the maximum amount specified in each Note, Borrower covenants and agrees to immediately pay to the Lender the excess principal amount, such excess principal amount shall in all respects be deemed to be included among the loans or Advances made pursuant to the other terms of each Note and shall bear interest at the rates hereinabove stated.

              (d) Interest Calculation. Adjustments in the interest rate shall be made on the date as any change in such Prime Rate and adjustments due to changes in the Highest Lawful Rate to made on the effective date of any change in the Highest Lawful Rate. Interest shall be computed on a per annum basis of a year of 360 days and for the actual number of days (including the first but excluding the last day) elapsed unless such calculation would result in a usurious rate, in which case interest shall be calculated on a per annum basis of a year of 365 or 366 days, as the case may be. It is the intention of Borrower and Lender to conform strictly to applicable usury laws. Accordingly, if the transactions contemplated hereby would be usurious under applicable law, then, in that event, notwithstanding anything to the contrary herein or in any agreement entered into in connection with or as security for this Loan, it is agreed as follows: (i) the aggregate of all consideration which constitutes interest under applicable law that is taken, reserved, contracted for, charged or received under this Loan or under any of the other Loan Documents or otherwise in connection with this note shall under no circumstances exceed the maximum amount of nonusurious interest allowed by applicable law, and any excess shall be credited on this Loan by the holder hereof (or, to the extent that this note shall have been or would thereby be paid in full, then it shall be applied to any other indebtedness of Borrower to Lender, or to the extent all other indebtedness has been or would thereby be paid in full, refunded to Borrower); and (ii) in the event that maturity of this Loan is accelerated by reason of an election by the holder hereof resulting from any default hereunder or otherwise, or in the event of any required or permitted prepayment, then such consideration that constitutes interest may never include more than the maximum amount of nonusurious interest allowed by applicable law, and excess interest, if any, provided for in this note or otherwise shall be cancelled automatically as of the date of such acceleration or prepayment and, if theretofore prepaid, shall be credited on this Loan (or, to the extent that this Loan shall have been or would thereby be paid in full, then it shall be applied to any other indebtedness of Borrower to Lender, or to the extent all other indebtedness has been or would thereby be paid in full, refunded to Borrower).

      2.03 Security for the Loan. To secure full and complete payment and performance of the Obligations, Borrower shall execute and deliver the following documents (which, together with all property which may hereafter be delivered to secure the Obligations, being herein called "Collateral"):

              (i) A Security Agreement-Pledge wherein the Borrower shall pledge and grant to Lender a first priority security interest in 100% of the shares of common stock of Summit National Bank and all products and proceeds thereof. Lender shall retain possession of the certificate(s) representing said common stock, together with stock powers executed in blank by Borrower.

      2.04 Conditions Precedent to Closing. The obligation of Lender to make the Loans shall be subject to the conditions precedent that Lender shall have received on or before the day of the making of the Loan, the following documents, in form and substance satisfactory to Lender:

              (a)  Notes.  The Notes executed by Borrower.

              (b) Security Instruments. The Security Instruments executed by Borrower granting to Lender a security interest in the Collateral.

              (c) Stock Certificates, Powers, UCC-1. The original stock certificates pledged as collateral, the executed stock powers and financing statements to evidence the security interest granted in the Security Instruments.

              (d) Resolutions. Corporate resolutions of the Board of Directors of Borrower, certified by the Secretary of such corporation, which resolution authorize the execution, delivery and performance by Borrower of this Agreement and the other Loan Documents. Included in said resolutions or by separate document, the Lender shall receive a certificate of incumbency certified by the Secretary of Borrower certifying the names of each officer authorized to execute this Agreement and the other Loan Documents, together with specimen signatures of such officers.

              (e) Articles of Incorporation. Copies of the Articles of Incorporation of Borrower and the Articles of Association of Summit National Bank certified to be true and correct by the Secretary of such corporation and cashier of such Bank, respectively.

              (f) Bylaws. The Bylaws of Borrower and Summit National Bank certified to be true and correct by the Secretary of such corporation and cashier of such Bank, respectively.

              (g) Government Certificates. Certificate of Good Standing of Borrower (if appropriate) issued by the Comptroller of Public
      Accounts of the State of Texas; Certificate of Existence of Borrower and each Subsidiary (if appropriate) issued by the Secretary of State of Texas; certificate of good standing of Bank from the appropriate regulatory authority; and a copy of the Letter of Approval from the Board of Governors of the Federal Reserve Bank approving Borrower's application as a bank holding company (or such other documentation acceptable to Lender to evidence the Borrower's status as a bank holding company).

              (h) Opinion of Borrower's Counsel. Lender shall have received from Borrower's counsel an opinion satisfactory in form and substance to Lender and its counsel.

              (i) Financial Statements. Borrower and its Subsidiaries shall have each delivered to Lender such financial statements as shall have been requested by Lender, in form and substance satisfactory to Lender in its sole discretion.

              (j) Additional Papers. Borrower shall have delivered to Lender such other documents, records, instruments, papers, opinions, and reports, as shall have been requested by Lender, to evidence the status or organization or authority of Borrower or to evidence or secure payment of the Obligations, all in form satisfactory to Lender and its counsel.

                                     ARTICLE III

                            Representations and Warranties

      To induce Lender to enter into this Agreement and upon which Lender has relied in entering into this Agreement and consummating the transactions herein described, Borrower represents and warrants to Lender that:

      3.01 Organization of Borrower. Borrower is a corporation duly organized, validly existing, and in good standing under the laws of the State of Texas; Borrower is duly authorized, qualified under all applicable Laws to conduct its businesses; and Borrower has full power, capacity, authority and legal right to conduct the businesses in which it does now, and propose to, engage; and Borrower has full power, capacity, authority and legal right to execute and deliver and to perform and observe the provisions of this Agreement, and the other Loan Documents, to which it is a party, all of which have been duly authorized and approved by all necessary corporate action. Summit National Bank is a national banking association duly organized, validly existing and in good standing under the laws of the United States of America.

      3.02    Litigation.   No action, suit or proceeding against or
affecting Borrower or any Subsidiary is known to be pending, or to the knowledge of Borrower threatened, in any court or before any governmental agency or department, which, if adversely determined, could result in a final judgment or liability of a material amount not fully covered by insurance, or which may result in any material adverse change in the business, or in the condition, financial or otherwise, of Borrower. There are no outstanding judgments against Borrower or any Subsidiary.

      3.03 Compliance With Other Instruments. There is no default in the performance of any material obligation, covenant, or condition contained in any agreement to which Borrower is a party which has not been waived. Neither Borrower nor any Subsidiary is in material default with respect to any Law of any Tribunal. The execution, delivery and performance of the terms of this Agreement, the Notes and the other Loan Documents by Borrower will not violate the provisions of any Law applicable to Borrower. Borrower's By-laws or Articles of Incorporation, or any order or regulation of any governmental authority to which the Borrower is subject, and will not conflict with or result in a breach of any of the terms of any agreement or instrument to which Borrower is a party or by which Borrower is bound, or constitute a default thereunder, or result in the creation of a lien, charge, or incumbrance of any nature upon any of Borrower's properties or assets.

      3.04 No Default. No Event of Default specified in Article VI has occurred and is continuing.

      3.05 Corporate Authorization. Borrower's Board of Directors have duly authorized the execution and delivery of this Agreement and the other Loan Documents to which it is a party and the performance of their respective terms and no consent of the stockholders of Borrower or any other Person is a prerequisite thereto or if a prerequisite thereto, the same has been duly obtained. This Agreement and all other Loan
Documents are valid, binding, and enforceable obligations of Borrower in accordance with their respective terms.

      3.06 Disclosure. Neither this Agreement nor any other document, certificate, Loan Document or statement furnished to Lender by or on behalf of Borrower in connection herewith is known to contain any untrue statement of a material fact or, to the knowledge of Borrower, omits to state a material fact necessary in order to make the statements contained herein and therein not misleading.

      3.07 Ownership of Subsidiaries. Except as otherwise disclosed to Lender, Borrower owns 100% of the issued and outstanding capital stock of Summit National Bank, Alta Mesa National Bank, Camp Bowie National
Bank and Summit BancServices, Inc. Except as otherwise disclosed to Lender, Borrower does not own, directly or indirectly, any stock or any interest in any other Person.

      3.08 Federal Reserve Board Regulations. Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation G, T, U, or X of the Board of Governors of the Federal Reserve System) and no part of the proceeds of the Loan will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock except as otherwise disclosed in writing to Lender. Neither Borrower nor any agent acting on its behalf has taken or will take any action which might cause Borrower's execution of this Agreement to violate any regulation of the Board of Governors of the Federal Reserve System or to violate the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended.

      3.09 Stock and Stock Agreements. Neither Borrower nor any Subsidiary has any class of stock authorized other than common stock. Further, Borrower has furnished to Lender copies of all buy-sell agreements, stock redemption agreements, voting trust agreements and all other agreements and contracts involving the stock of Borrower and/or each of its Subsidiaries to which Borrower or any Subsidiary is a party and there are not now any agreements or terms of any agreements to which Borrower or any Subsidiary is a party which alter, impair, affect or abrogate the rights of Lender or the Obligations of Borrower under this Agreement or any other Loan Document.

      3.10 Financial Statements. The consolidated financial statements of Borrower, dated as of December 31, 1993, and December 31, 1994, and furnished to Lender, were prepared in accordance with regulatory accounting principles or GAAP, as indicated upon such statements, and such statements fairly present, as appropriate, the consolidated financial conditions and the results of operations of Borrower as of, and for the portion of the fiscal year ending on, the date or dates thereof. There were no material adverse events or liabilities, direct or indirect, fixed or contingent, of Borrower as of the date or dates of such financial statements and known to Borrower, which are not reflected therein or in the notes thereto. Except for transactions directly related to, or specifically contemplated by, the Loan Documents and transactions heretofore disclosed in writing to Lender, there have been no material adverse changes in the respective financial conditions of Borrower and/or its Subsidiaries from those shown in such financial statements between such date or dates and the date hereof.

      3.11 Taxes. All federal, state, foreign, and other Tax returns of Borrower and each Subsidiary required to be filed have been filed, and all federal, state, foreign, and Taxes are shown thereon as owing have been paid. Borrower does not know of any pending audit or investigation of Borrower and/or any Subsidiary with any taxing authority.

      3.12 Title to Collateral. Borrower owns, and with respect to Collateral delivered after the date hereof, Borrower will own, legally and beneficially, the Collateral free of any lien or claim or any right or option on the part of any third person to purchase or otherwise acquire the Collateral or any part thereof, except for the first priority lien granted pursuant to the Loan Documents. The Collateral is not subject to any restriction on transfer or assignment except for compliance with applicable federal and state laws and regulations promulgated thereunder. Borrower has the unrestricted right to pledge the Collateral as contemplated hereby. All of the Collateral has been, and with respect to Collateral delivered after the date hereof, will be duly and validly issued and fully paid and nonassessable.

      3.13 Use of Loan Proceeds. All loan proceeds or funds furnished by Lender to Borrower pursuant to this Agreement shall be used solely for the purpose specified in Article II of this Agreement.

                               ARTICLE IV

                         Affirmative Covenants

      While any part of the Obligations remains unpaid and unless otherwise waived in writing by Lender:

      4.01 Accounts, Reports and Other Information. Borrower shall maintain, and cause each Subsidiary to maintain, a standard system of accounting in accordance with regulatory accounting principles or GAAP, as applicable, and Borrower shall furnish to Lender the following:

              (a) Quarterly Statements. As soon as available, but no more than thirty (30) days after the end of each quarter of Borrower's fiscal year (except for the last quarter), (i) the balance sheet of the Borrower as of the last day of such quarter; (ii) statements of income and retained earnings of Borrower for the quarter; (iii) an officer's certificate setting forth the information required to establish whether Borrower and Summit National Bank were in compliance with the financial covenants and ratios set forth in
      Article V hereof during the period covered and that signer or signers have reviewed the relevant terms in this Agreement and have made, or caused to be made under their supervision, a review of the transactions of Bank from the beginning of the accounting period covered by the financial statements being delivered therewith to the date of the officer's certificate and that such review has not disclosed any Event of Default, or material violation or breach in the due observance of any covenant, agreement or provision of this Agreement; (iv) upon receipt by Borrower, copies of the Uniform Bank Performance Report for Bank prepared by the Federal Financial Institutions Examination Council; (v) a copy of the Borrower's 10Q; and (vi) such other information as Lender shall reasonably request.

              (b) Annual Audit. As soon as available, but no more than one hundred twenty (120) days after the end of each fiscal year of
      Borrower: (i) copies of consolidated balance sheets, statements of income and retained earnings and statement of cash flows of Borrower, setting forth in each case, in comparative form, figures for the previous fiscal year, all in reasonable detail; and (ii) if requested by Lender, an opinion by an independent certified public accountant selected by Borrower, and acceptable to Lender, which opinion shall state that said consolidated financial statements have been prepared in accordance with GAAP and that such accountant's audit of such financial statements has been made in accordance with generally accepted auditing standards and that said financial statements present fairly the consolidated financial condition of Borrower and Bank and the results of their operations; (iii) a copy of the Borrower's 10K; and (iv) such other information as Lender may reasonably request.

              (c) Annual Report. As soon as available, but no more than one hundred twenty (120) days after the end of each fiscal year of Borrower, a copy of the Federal Reserve Board Form Y-6 Annual Report of Borrower, as filed with the Board of Governors of the Federal Reserve System.

              (d) Call Reports. As soon as available, but no more than forty-five (45) days after the call date, copies of all FFIEC Call Reports furnished by Bank to the appropriate Tribunal.

              (e) Other Reports and Information. As soon as available, copies of all other financial and other statements, reports, correspondence, notices and information of Borrower, each Subsidiary as may be requested, in form and substance reasonably satisfactory to Lender, including, but not limited to, and subject to any requirements of confidentiality, copies of all written communications of Borrower or any Subsidiary with any regulatory authority, a copy of any third party loan review, a written summary of the management recap of any regulatory examinations and/or visitations, a copy of the internal Allowance for Loan and Lease Losses (ALLL) Policy and shall at least quarterly submit a copy or written summary of their internal evaluation of ALLL adequacy and the Borrower shall add Lender to its shareholder mailing list which will allow it to receive copies of correspondence with its shareholders.

      4.02 Existence. Borrower and its Subsidiaries shall maintain their respective existence as a corporation and all of its privileges, fran-chises, agreements, qualifications and rights that are necessary or desirable in the ordinary course of business; and Borrower shall cause each of its Subsidiaries to maintain and preserve their respective good standing with all Tribunals.

      4.03 Observance of Terms. Borrower shall: (i) pay the principal and interest on the Notes in accordance with its terms; and (ii) observe, perform, and comply with every covenant, term and condition herein expressed or implied on the part of Borrower to be observed, performed or complied with.

      4.04 Compliance With Applicable Laws. Borrower and each Subsidiary shall in all material respects comply with the requirements of all applicable Laws of any Tribunal.

      4.05 Inspection. Borrower and each Subsidiary shall permit any representatives of Lender to visit, review and/or inspect any of its properties and assets at any reasonable time and to examine all books of account, records, reports, examinations and other papers (subject to applicable confidentiality requirements), to make copies therefrom at the expense of Borrower, and to discuss the affairs, finances and accounts of Borrower and each Subsidiary with their respective employees and officers at all such reasonable times and as often as may be reasonably requested.

      4.06 Change. Borrower shall promptly notify Lender of: (i) all litigation affecting Borrower which is not adequately covered by insurance and which could have a material adverse effect on the financial condition or operations of the Borrower; (ii) any other matter which could have a material adverse effect on the financial condition or operations of Borrower.

      4.07 Payment of Taxes. Borrower and its Subsidiaries shall pay all lawful Taxes imposed upon them or upon their income or profits or upon any of their property before the same shall be delinquent; provided, however, that neither Borrower nor any Subsidiary shall be required to pay and discharge any such Taxes: (i) so long as the validity thereof shall be contested in good faith by appropriate proceedings diligently pursued and such liable party shall set aside on its books adequate reserves with respect thereto and shall pay any such Taxes before any of its property shall be sold to satisfy any lien which has attached as a security therefor; and (ii) if Lender has been notified of such proceedings.

      4.08 Insurance. Borrower and each Subsidiary shall keep all property of a character usually insured by Persons engaged in the same or similar businesses, adequately insured by financially sound and reputable insurers, and shall furnish Lender evidence of such insurance immediately upon request in form satisfactory to Lender.

      4.09 Compliance With ERISA. Borrower and each Subsidiary shall comply, if applicable, in all material respects, with the provisions of the Employee Retirement Income Security Act of 1974, as amended, and furnish to Lender, upon Lender's request, such information concerning any plan of Borrower or Bank subject to said Act as may be reasonably requested. Borrower and each Subsidiary shall notify Lender immediately of any fact or action arising in connection with any plan which might constitute grounds for the termination thereof by the Pension Benefit Guaranty Corporation or for the appointment by the appropriate United States district court of a trustee or administrator for such plan.

      4.10 Financial Condition. Subject to the provisions of Article V, Borrower shall cause Bank to maintain the ratios of loans to deposits, loan loss reserves and liquidity at percentages acceptable to all Tribunals having jurisdiction over Bank.

      4.11    Maintenance of Priority of Liens.   Borrower and each
Subsidiary shall each perform such acts and shall duly authorize, execute, acknowledge, deliver, file, and record such additional assignments, security agreements, and other agreements, documents, instruments, and certificates as Lender may deem reasonably necessary or appropriate in order to perfect and maintain the security interest created in favor of Lender in the Security Instruments.

      4.12 FDIC Insurance. Borrower shall cause the Bank to maintain federal deposit insurance and to be a member of the Federal Deposit Insurance Corporation.

      4.13 Notices. Borrower shall promptly notify, and shall cause each Subsidiary to promptly notify, Lender of (i) the occurrence of an Event of Default, or of any event that with notice or lapse of time or both would be an Event of Default, (ii) the commencement of any action, suit, or proceeding against Borrower or any Subsidiary that might in the reasonable judgment of Borrower have a material adverse effect on the business, financial condition, or operations of Borrower or any Subsidiary, and (iii) any other matter that might in the reasonable judgment of Borrower have a material adverse effect on the business, financial condition, or operations of Borrower or any Subsidiary.


                                    ARTICLE V

                               Negative Covenants

      While any part of the Obligations remains unpaid and unless waived in writing by Lender:

      5.01 Capital Ratio. The Borrower shall not permit the Capital Ratio of any Subsidiary bank to at any time be less than six percent (6.0%), calculated quarterly.

      5.02 Non-Performing Assets. The Borrower shall not permit the Non-Performing Assets of any Subsidiary bank to at any time exceed four percent (4.0%) of such Subsidiary bank's assets.

      5.03 Return on Average Assets. The Borrower shall not permit any Subsidiary bank's annual Return on Average Assets to at any time be less than one and two-tenths percent (1.2%).

      5.04 Tangible Net Worth. The Borrower shall not permit its consolidated Tangible Net Worth to at any time be less than Twenty Million and no/100 Dollars ($20,000,000.00) plus the Tangible Net Worth of any subsidiaries acquired after Closing Date. The Borrower shall not permit the Bank's Tangible Net Worth to at any time be less than Eleven Million and No/100 Dollars ($11,000,000.00).

      5.05    Cash Flow Coverage.   The Borrower shall maintain at all times
a Cash Flow Coverage of not less than 1.5 to 1.0, calculated on a quarterly annualized basis.

      5.06 Dividends. Borrower shall not declare or pay any dividends, make any payment on account of any class of the capital stock of Borrower now or hereafter outstanding, or make any distribution of cash or property to holders of any shares of such stock which exceed $1,500,000.00 in the aggregate during any fiscal year, provided however, without Lender's prior written consent, Borrower will not declare any dividend so long as Borrower is in default in payment of the Obligations. Payment by Borrower for shares purchased under a stock repurchase plan by which Borrower purchases its own shares on the open market will not be considered a distribution to shareholders.

      5.07 Business. Borrower and each Subsidiary shall not engage, directly or indirectly, in any business other than the businesses permitted by statute and the regulations of the appropriate governmental and regulatory agencies or Tribunals.

      5.08 Return on Equity Capital. The Borrower shall cause each Subsidiary bank to at all times maintain an annual Return on Equity Capital of not less than ten percent (10%).

      5.09    Other Liens, Disposition of Assets.   Borrower or any
Subsidiary shall not create or suffer to exist a lien or security interest upon, or otherwise dispose of or encumber, any Collateral securing Borrower's payment and performance of the Obligations, nor will Borrower or any Subsidiary sell, lease, or otherwise dispose of any material part of their assets or investments, except in the ordinary course of business.

      5.10 Limitation on Debt. Borrower shall not, nor allow any Subsidiary to, create, incur, assume, become liable in any manner in respect of, or suffer to exist, any debt for borrowed money except:

              (a) debt, excluding debt created under this Agreement, not in excess of $1,000,000.00 at any one time outstanding;

              (b)  debt created under this Agreement;

              (c)  debt secured by a purchase money security interest; and

              (d) $4,000,000.00 of federal funds purchased excluding intercompany transactions (meaning transaction between or among Borrower and its Subsidiaries, or any of them).

      5.11 Prepayment of Debt. Borrower shall not, and Borrower shall not permit its Subsidiaries to prepay any of their respective material debt, other than the debt created under this Agreement, or incurred in the ordinary course of business before the same becomes due.

      5.12 Issuance of Stock. No Subsidiary shall authorize or issue shares of stock of any class, common or preferred, or any warrant, right or option pertaining to its capital stock or issue any security convertible into capital stock, except for any issued to Borrower by any Subsidiary of Borrower, provided however, any stock issued by a Bank shall be pledged to Lender.

                               ARTICLE VI

                                 Default

      6.01 Events of Default. Each of the following shall be deemed an "Event of Default":

              (a) Failure by Borrower to pay or perform any part or component of the Obligations, when due or declared due and continuation of such failure for a period of three (3) Business Days thereafter; or,

              (b) Any representation or warranty made or deemed made by Borrower or any other Person in any Loan Documents, or in any certificate or financial or other statement furnished at any time to Lender by or on behalf of Borrower shall be false, misleading or erroneous in any material respect as of the date made, deemed made, or furnished and failure by Borrower to cure the same within thirty
      (30) days after notice thereof is given by Lender to Borrower; or,

              (c) Failure to observe, perform or comply with any of the covenants, terms, or agreements contained in this Agreement or any other Loan Document and failure by Borrower to cure the same within thirty (30) days after notice thereof is given by Lender to Borrower; or,

              (d) Failure by Borrower or any Subsidiary to pay any of its material indebtedness as the same becomes due or within any applicable grace period (other than indebtedness being actively contested in good faith and for which adequate reserves have been established in accordance with generally accepted accounting principles); or,

              (e) Borrower or any Subsidiary shall file a petition for bankruptcy, liquidation or any answer seeking reorganization, rearrangement, readjustment of its debts or for any other relief under any applicable bankruptcy, insolvency, or similar act or law, now or hereafter existing, or any action consenting to, approving of, or acquiescing in, any such petition or proceeding; or the appointment by consent or acquiescence of, a receiver, trustee, liquidator, or custodian for all or a substantial part of its property; or the making of an assignment for the benefit of creditors; or the inability to pay its debts as they mature; or take any corporate action to authorize any of the foregoing; or,

              (f) Filing of an involuntary petition against Borrower or any Subsidiary seeking reorganization, rearrangement, readjustment or liquidation of its debts or for any other relief under any applicable bankruptcy, insolvency or other similar act or law, now or hereafter existing, or the involuntary appointment of a receiver, trustee, liquidator or custodian of all or a substantial part of its property, and such involuntary proceeding or appointment remains unvacated, undismissed or unstayed for a period of ninety (90) days; or the issuance of a writ of attachment, execution, sequestration or similar process against any part of its property and same remains unbonded, undischarged, or undismissed for a period of thirty (30) days from the date of notice; or,

              (g) Final judgment for the payment of money in excess of $100,000.00 shall be rendered against Borrower or any Subsidiary and the same shall remain undischarged for a period of thirty (30) days during which execution shall not be effectively stayed; or,

              (h) An event occurs which has a material adverse affect on the financial conditions or operation of Borrower or Summit National
      Bank; or,

              (i) A change in control of Summit National Bank (as such or similar term is used in the Texas Banking Code of 1943 and in the Financial Institutions Regulatory and Interest Rate Control Act) shall occur, or action to change such control shall be commenced, without the prior written consent of Lender (which consent may be given or withheld in Lender's sole discretion); or,

              (j) This Agreement or any other Loan Document shall be declared null and void or the validity or enforceability thereof shall be contested or challenged by Borrower or any Subsidiary or Borrower shall deny that it has any further liability or obligation under any of the Loan Documents; or,

              (k) Receipt by Bank of a notice from the Federal Deposit Insurance Corporation of intent to terminate status as an insured bank; or,

              (l) The filing by Bank of an application for relief pursuant to section 13(c) of 13(i) of the Federal Deposit Insurance Act, as amended, or similar relief from any Tribunal; or,

              (m) The filing by Bank of an application for capital forbearance from any Tribunal.

      6.02 Remedies Upon Default. Upon the occurrence of any Event of Default set forth in Section 6.01, at the option of Lender, the obligation of Lender to extend credit to Borrower pursuant hereto shall immediately terminate and the principal of and interest accrued on the Notes if not earlier demanded, shall be immediately and automatically forthwith DEMANDED and due and payable without any notice or demand of any kind, and the same shall be due and payable immediately without any notice, presentment, acceleration, demand, protest, notice of acceleration, notice of intent to accelerate, notice of intent to demand, notice of protest or notice of any kind (except notice required by law which has not been waived herein), all of which are hereby waived. Upon the occurrence of any Event of Default, Lender may exercise all rights and remedies available to it in law or in equity, under any Loan Document or otherwise.


                              ARTICLE VII

                             Miscellaneous

      7.01 Notices. Unless otherwise provided herein, all notices, requests, consents and demands shall be in writing and delivered in person or mailed, postage prepaid, certified mail, return receipt requested, addressed as follows:

      If intended for Borrower or its Subsidiaries, to:

              SUMMIT BANCSHARES, INC.
              1300 Summit, Suite 604
              Fort Worth, Texas  76102
              Attn: Philip E. Norwood

      If intended for Lender, to:

              THE FROST NATIONAL BANK
              100 West Houston Street
              P.O. Box 1600
              San Antonio, Texas  78296
              Attn: Jerry L. Crutsinger


or to such other person or address as either party shall designate to the other from time to time in writing forwarded in like manner. All such notices, requests, consents and demands shall be deemed to have been given or made when delivered in person, or if mailed, when deposited in the mails.

      7.02 Place of Payment. All sums payable hereunder to Lender shall be paid at Lender's banking office at 100 West Houston Street, P.O. Box 1600, San Antonio, Texas 78296. If any payment falls due on other than a Business Day, then such due date shall be extended to the next succeeding Business Day, and such amount shall be payable in respect to such extension.

      7.03 Survival of Agreement. All covenants, agreements, representations and warranties made in this Agreement shall survive the execution and delivery of this Agreement in the making of the Loan. All statements contained in any certificate or other instrument delivered by Borrower hereunder shall be deemed to constitute representations and warranties made by Borrower.

      7.04 No Waiver. No waiver or consent by Lender with respect to any act or omission of Borrower or any Subsidiary on one occasion shall constitute a waiver or consent with respect to any other act or omission by Borrower or any Subsidiary on the same or any other occasion, and no failure on the part of Lender to exercise and no delay in exercising any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by Lender of any right hereunder preclude any other or further right of exercise thereof or the exercise of any other right. The rights and remedies provided for in this Agreement and the other Loan Documents are cumulative and not exclusive of any rights and remedies provided by Law.

      7.05 Accounting Terms. All accounting and financial terms used herein, and the compliance with each covenant herein which relates to financial matters, shall be determined in accordance with regulatory accounting principles or GAAP.

      7.06 Lender Not In Control. None of the covenants or other provisions contained in the Agreement shall, or shall be deemed to, give Lender the right or power to exercise control over the affairs and/or management of Borrower or any Subsidiary, the power of Lender being limited to those rights generally given to lenders; provided that, if Lender becomes the owner of any stock or other equity interest in Borrower or any Subsidiary whether through foreclosure or otherwise, Lender shall be entitled to exercise such legal rights as it may have by being an owner of such stock, or other equity interest in Borrower or any Subsidiary.

      7.07 Joint Venture, Partnership, Etc. None of the covenants or other provisions contained in this Agreement shall, or shall be deemed to, constitute or create a joint venture, partnership or any other association, affiliation, or entity between Borrower or any Subsidiary and Lender.

      7.08    Successors and Assigns.   All covenants and agreements
contained in this Agreement and all other Loan Documents shall bind and inure to the benefit of the respective successors and assigns of the parties hereto, except that neither Borrower nor any Subsidiary may assign its rights herein, in whole or in part.

      7.09 Expenses. Borrower agrees to reimburse Lender for its out-of-pocket expenses, including reasonable attorneys' fees, in connection with the negotiation, preparation, administration and enforcement of this Agreement or any of the Loan Documents, making the Loan hereunder, and in connection with amendments, consents and waivers hereunder.

      7.10 Governing Law. THIS AGREEMENT, THE NOTE, AND ALL OTHER LOAN DOCUMENTS SHALL BE DEEMED CONTRACTS UNDER THE LAWS OF THE STATE OF TEXAS AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND GOVERNED BY
THE LAWS OF THE STATE OF TEXAS, EXCEPT TO THE EXTENT THAT FEDERAL LAWS
MAY APPLY. THIS AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS SHALL BE DEEMED TO HAVE BEEN MADE AND TO BE PERFORMED IN SAN ANTONIO, BEXAR COUNTY, TEXAS.

      7.11    Severability.   If any provision of this Agreement is held to
be illegal, invalid or unenforceable under present or future Laws effective during the term of this Agreement, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid and unenforceable provision had never comprised a part of this Agreement; and remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Agreement.

      7.12 Modification or Waiver. No modification or waiver of any provision of this Agreement, the Note, or any Loan Documents shall be effective unless such modification or waiver shall be in writing and executed by a duly authorized officer of Lender.

      7.13 Right of Setoff. Nothing in this Agreement shall be deemed a waiver of Lender's right of Lender's banker's lien or setoff.

      7.14 Release. Lender will not be liable to Borrower for any claim arising from or relating to any of the Loan Documents or any transactions contemplated thereby except upon proof of Lender's gross negligence or wilful misconduct or wilful breach of its agreements.

      7.15 Waiver of DTPA. Neither the Borrower nor its Subsidiary is in a significantly disparate bargaining position and they have both been represented by legal counsel in this transaction. The Borrower and its Subsidiaries hereby waive the applicability of the Texas Deceptive Trade Practices Act (other than Section 17.555) to the transaction and any and all rights or remedies that may be available to the Borrower or any Subsidiary in connection with this transaction.

      7.16    Counterparts.   This Agreement may be executed simultaneously
in multiple counterparts, all of which together shall constitute one and the same instrument.

      7.17 Headings. The headings, captions, and arrangements used in this Agreement are for convenience only and shall not affect the interpretation of this Agreement.

      7.18 Maximum Interest Rate. No provision of this Agreement or of the Notes shall require the payment or the collection of interest in excess of the maximum permitted by applicable law. If any excess of interest in such respect is hereby provided for, or shall be adjudicated to be so provided, in the Notes or otherwise in connection with this loan transaction, the provisions of this Section 7.18 shall govern and prevail and Borrower shall not be obligated to pay the excess amount of such interest or any other excess sum paid for use, forbearance, or detention of sums loaned pursuant hereto. In the event Lender ever receives, collects, or applies as interest any such sum, such amount which would be in excess of the maximum amount permitted by applicable law shall be applied as a payment and reduction of the principal of the indebtedness evidenced by the Note; and, if the principal of the Notes has been paid in full, any remaining excess shall forthwith be paid to Borrower.

      7.19 Assignment, Participation, or Pledge by Lender. Lender may from time to time, without notice to Borrower: (i) pledge or encumber or assign to any one or more Persons (including, but not limited to, one or more of Lender's affiliates, subsidiaries, or subsidiaries of Lender's affiliates) all of Lender's right, title and interest in and to this Agreement, the Loan Documents and/or the collateral securing the Loan;
or (ii) sell, to any one or more Persons, a participation or joint venture interest in all or any part of Lender's right, title, and interest in and to this Agreement, the Loan Documents and/or such col-lateral; and Borrower hereby expressly consent to any such future transaction. Each participant or joint venturer shall be entitled to receive all information regarding the creditworthiness of Borrower, including, without limitation, all information required to be disclosed to a participant or joint venturer pursuant to any Law of any Tribunal.

      7.20 Confidentiality. The Lender agrees to keep in confidence all records and information provided by Borrower to Lender which is marked or identified as confidential. Lender agrees not to use the records and information provided by Borrower to Lender to solicit customers of Borrower or any of its Subsidiaries or to gain any competitive advantage against Borrower or any of its Subsidiaries.

      7.21 ENTIRE AGREEMENT. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS CONSTITUTE THE ENTIRE AGREEMENT, UNDERSTANDING, REPRESENTATIONS AND WARRANTIES OF THE PARTIES HERETO AND SUPERSEDE ALL PRIOR AGREEMENTS, ARRANGEMENTS AND UNDERSTANDINGS BETWEEN THE PARTIES. THERE ARE NO ORAL AGREEMENTS BETWEEN THE PARTIES. SHOULD A CONFLICT IN ANY TERMS,
CONDITIONS OR COVENANTS EXIST BETWEEN THIS AGREEMENT AND ANY OF THE LOAN DOCUMENTS, THIS AGREEMENT SHALL BE CONTROLLING.

      IN WITNESS HEREOF, Borrower and Lender, by and through their duly authorized officers, have caused this Agreement to be executed the day and year first above written.

BORROWER:                           SUMMIT BANCSHARES, INC.



                                    By: /s/ Philip E. Norwood
                                        -----------------------------
                                    Its: President



                                    By: /s/ Bob G. Scott
                                        -----------------------------
                                    Its: Senior Vice President


LENDER:                             THE FROST NATIONAL BANK



                                    By: /s/ Jerry L. Crutsinger
                                        -------------------------------
                                    Its: Vice President




                                   EXHIBIT 11

                   COMPUTATION OF EARNINGS PER COMMON SHARE



The details of computation of earnings per common share are disclosed in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements for the Periods of Three Months and Six Months Ended June 30, 1995 and 1994 (unaudited) and the Year Ended December 31, 1994 (audited), contained in the Quarterly Report on Form 10-Q of registrant for the quarter Ended June 30, 1995.