Form 10-Q
period 1995-09-30
SUMMIT BANCSHARES INC /TX/
filed 1995-11-01
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1995 or

[   ]        Transition report pursuant to section 13 or 15(d) of the
             Securities Exchange Act of 1934

             For the Transition period from ____________ to ____________.


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

The number of shares of common stock, $1.25 par value, outstanding at September 30, 1995 was 1,568,041 shares.

                          SUMMIT BANCSHARES, INC.

                                   INDEX


PART I - FINANCIAL INFORMATION                                       Page No.


Item 1.      Financial Statements

             Consolidated Balance Sheets at September 30, 1995 and
             1994 and at December 31, 1994                                4

             Consolidated Statements of Income for the Nine Months
             Ended September 30, 1995 and 1994 and for the Year
             Ended December 31, 1994                                      5

             Consolidated Statements of Income for the Three Months
             Ended September 30, 1995 and 1994                            6

             Consolidated Statements of Changes in Shareholders' Equity
             for the Nine Months Ended September 30, 1995 and 1994 and
             for the Year Ended December 31, 1994                         7

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1995 and 1994 and for the Year Ended
             December 31, 1994                                           8-9

             Notes to Consolidated Financial Statements for the Nine
             Months Ended September 30, 1995 and 1994 and for the
             Year Ended December 31, 1994                               10-20

The September 30, 1995 and 1994 and the December 31, 1994 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations for the Nine
             Months Ended September 30, 1995 and 1994                   21-27

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Change in Securities

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS



                                                                      (Unaudited)
                                                                    September 30,                (Unaudited)
                                                            -----------------------------        December 31,
                                                                1995             1994                1994
                                                            ------------     ------------        ------------
ASSETS                                                                      (In Thousands)
CASH AND DUE FROM BANKS                                      $  19,197       $   15,985           $  18,420
FEDERAL FUNDS SOLD                                              23,890           15,890               9,740
TRADING ACCOUNT SECURITIES                                         -0-              963                 -0-
INVESTMENT SECURITIES - NOTE 2
  (Market Value of $112,540,000
   and $109,694,000 at September 30, 1995 and 1994
   and $112,498,000 at December 31, 1994)                      112,493          111,076             114,722
LOANS - NOTE 3
  Loans, Net of Unearned Discount                              165,720          134,312             138,966
      Allowance for Loan Losses                                 (2,513)          (2,513)             (2,410)
                                                               -------          -------             -------
         LOANS, NET                                            163,207          131,799             136,556

PREMISES AND EQUIPMENT, NET - NOTE 4                             7,034            6,606               6,602
ACCRUED INCOME RECEIVABLE                                        2,865            2,515               2,732
OTHER REAL ESTATE - NOTE 5                                         345              710                 649
OTHER ASSETS                                                     1,376            1,868               1,590
                                                               -------          -------             -------
         TOTAL ASSETS                                        $ 330,407        $ 287,412           $ 291,011
                                                               =======          =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                 $  83,551        $  68,171           $  72,992
  Interest-Bearing                                             209,483          189,143             186,547
                                                               -------          -------             -------
         TOTAL DEPOSITS                                        293,034          257,314             259,539

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE                                        6,606            3,635               4,528
NOTE PAYABLE                                                       -0-              250                 250
ACCRUED INTEREST PAYABLE                                           591              405                 487
OTHER LIABILITIES                                                1,291              903                 873
                                                               -------          -------             -------
         TOTAL LIABILITIES                                     301,522          262,507             265,677
                                                               -------          -------             -------
COMMITMENTS AND CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY - NOTES 11, 13 and 17
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 1,568,041, 1,563,422 and 1,578,723 shares
   issued and outstanding at September 30, 1995 and 1994
   and at December 31, 1994, respectively                        1,960            1,954               1,973
  Capital Surplus                                                6,052            6,065               6,047
  Retained Earnings                                             20,703           17,293              18,187
  Unrealized Gain (Loss) on Investment Securities
    Available-for-Sale, Net of Tax                                 224             (407)               (873)
 Treasury Stock at Cost (September 30, 1995 - 2,298 shares)        (54)              -0-                 -0-
                                                               -------          -------             -------
         TOTAL SHAREHOLDERS' EQUITY                             28,885           24,905              25,334
                                                               -------          -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 330,407        $ 287,412           $ 291,011
                                                               =======          =======             =======

The accompanying Notes should be read with these financial statements.

                       SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME


                                                               (Unaudited)
                                                           For the Nine Months                    (Unaudited)
                                                           Ended September 30,                     Year Ended
                                                   -----------------------------------            December 31,
                                                        1995                1994                      1994
                                                   --------------      ---------------        -------------------
                                                             (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                           $ 11,081             $ 8,343                $ 11,455
  Interest and Dividends on Investment Securities:
    Taxable                                               4,757               4,456                   6,042
    Exempt from Federal Income Taxes                         20                  24                      32
  Interest on Federal Funds Sold                            654                 403                     614
                                                        -------             -------                 -------
        TOTAL INTEREST INCOME                            16,512              13,226                  18,143
                                                        -------             -------                 -------
INTEREST EXPENSE
  Interest on Deposits                                    5,705               3,928                   5,510
  Interest on Securities Sold Under
   Agreements to Repurchase                                 218                  54                      91
  Interest on Note Payable                                    1                  19                      24
                                                        -------             -------                 -------
        TOTAL INTEREST EXPENSE                            5,924               4,001                   5,625
                                                        -------             -------                 -------
        NET INTEREST INCOME                              10,588               9,225                  12,518
LESS:PROVISION (CREDIT) FOR LOAN LOSSES - NOTE 3            136                 (83)                   (114)
                                                        -------             -------                 -------
        NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                       10,452               9,308                  12,632
                                                        -------             -------                 -------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                    1,154               1,166                   1,548
  Loss on Sale of Investment Securities                     (10)                (84)                   (152)
  Other Income                                              959                 665                     972
                                                        -------             -------                 -------
        TOTAL NON-INTEREST INCOME                         2,103               1,747                   2,368
                                                        -------             -------                 -------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                          4,301               3,681                   5,003
  Occupancy Expense - Net                                   524                 491                     646
  Furniture and Equipment Expense                           514                 401                     547
  Other Real Estate Owned Expense - Net                     (89)                (39)                    (41)
  Other Expense - Note 7                                  2,039               1,972                   2,711
                                                        -------             -------                 -------
        TOTAL NON-INTEREST EXPENSE                        7,289               6,506                   8,866
                                                        -------             -------                 -------
        INCOME BEFORE INCOME TAXES                        5,266               4,549                   6,134

APPLICABLE INCOME TAXES - NOTE 8                          1,804               1,546                   2,094
                                                        -------             -------                 -------
        NET INCOME                                     $  3,462            $  3,003               $   4,040
                                                         ======              ======                  ======
        NET INCOME PER SHARE - NOTE 13                 $   2.21            $   1.92               $    2.58
                                                         ======              ======                  ======

The accompanying Notes should be read with these financial statements.

                                      SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                                                       (Unaudited)
                                                                               For the Three Months Ended
                                                                                      September 30,
                                                                           ----------------------------------
                                                                              1995                    1994
                                                                           ----------              ----------
                                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                $ 3,954                  $ 2,948
  Interest and Dividends on Investment Securities:
     Taxable                                                                  1,550                    1,522
     Exempt from Federal Income Taxes                                             6                        8
  Interest on Federal Funds Sold                                                426                      174
                                                                             ------                   ------
         TOTAL INTEREST INCOME                                                5,936                    4,652
                                                                             ------                   ------
INTEREST EXPENSE
  Interest on Deposits                                                        2,096                    1,432
  Interest on Securities Sold Under Agreements
    to Repurchase                                                                86                       25
  Interest on Note Payable                                                      -0-                        5
                                                                             ------                   ------
         TOTAL INTEREST EXPENSE                                               2,182                    1,462
                                                                             ------                   ------
         NET INTEREST INCOME                                                  3,754                    3,190
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                         50                     (113)
                                                                             ------                   ------
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                          3,704                    3,303
                                                                             ------                   ------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                          382                      393
  Gain (Loss) on Sale of Investment Securities                                   -0-                    (104)
  Other Income                                                                  274                      233
                                                                             ------                   ------
         TOTAL NON-INTEREST INCOME                                              656                      522
                                                                             ------                   ------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                              1,507                    1,257
  Occupancy Expense - Net                                                       177                      161
  Furniture and Equipment Expense                                               193                      146
  Other Real Estate Owned Expense - Net                                          (3)                      23
  Other Expense                                                                 564                      681
                                                                             ------                   ------
         TOTAL NON-INTEREST EXPENSE                                           2,438                    2,268
                                                                             ------                   ------
         INCOME BEFORE INCOME TAXES                                           1,922                    1,557

APPLICABLE INCOME TAXES - NOTE 8                                                665                      530
                                                                             ------                   ------
         NET INCOME                                                         $ 1,257                 $ 1 ,027
                                                                             ======                   ======
         NET INCOME PER SHARE  - NOTE 13                                    $   .81                  $   .66
                                                                             ======                   ======

The accompanying Notes should be read with these financial statements.
/

                                      SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                FOR THE SIX MONTHS ENDED September 30, 1995 AND 1994
                                      AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                                     (Unaudited)
                                                                                 Unrealized
                                   Common Stock                                  Gain (Loss)
                               -------------------     Capital    Retained      on Investment    Treasury
                                Shares     Amount      Surplus    Earnings     Securities-Net      Stock      Total
                               ---------  --------    ---------   ---------    --------------    --------   --------
                                                 (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1994              1,559,324    $ 1,949     $ 5,987     $ 15,042       $   -0-       $   -0-    $ 22,978

Purchases of Stock Held in
   Treasury                                                                                        (353)       (353)

Retirement of Stock Held in
   Treasury                     (19,890)       (25)                    (328)                        353         -0-

Net Income for the
   Nine Months Ended
   September 30, 1994                                                  3,003                                  3,003

Stock Options Exercised          23,988         30          78                                                  108

Cash Dividend $.27
   Per Share                                                           (424)                                   (424)

Securities Available-for-
   Sale Adjustment                                                                   (407)                     (407)

BALANCE AT                    ---------      -----      ------       -------         -----        -----      ------
   September 30, 1994         1,563,422      1,954       6,065       17,293          (407)         -0-       24,905

Net Income for the
   Three Months Ended
   December 31, 1994                                                  1,037                                   1,037

Stock Options Exercised          15,301         19        (18)                                                    1


Cash Dividend $.09
   Per Share                                                           (143)                                   (143)

Securities Available-for-
   Sale Adjustment                                                                   (466)                     (466)

BALANCE AT                    ---------      -----       -----       ------          -----        -----      ------
   DECEMBER 31, 1994          1,578,723      1,973       6,047       18,187          (873)         -0-       25,334

Purchase of Stock Held
   in Treasury                                                                                     (507)       (507)

Retirement of Stock Held
       In Treasury              (20,482)       (25)                    (428)                        453         -0-

Net Income for the
   Nine Months Ended
   September 30, 1995                                                 3,462                                   3,462

Stock Options Exercised           9,800          12          5                                                   17

Cash Dividend $.33
   Per Share                                                           (518)                                   (518)

Securities Available-for-
   Sale Adjustment                                                                   1,097                    1,097

BALANCE AT                    ---------      -----       -----       ------          -----         -----     ------
   JUNE 30, 1995              1,568,041    $ 1,960     $ 6,052     $ 20,703        $   224       $  (54)   $ 28,885
                              =========      =====       =====       ======          =====         =====     ======


The accompanying Notes should be read with these financial statements.

                                      SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                      AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                                (Unaudited)
                                                                               September 30,           (Unaudited)
                                                                        ------------------------       December 31,
                                                                          1995            1994             1994
                                                                        --------        --------       ------------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $ 3,462        $ 3,003          $ 4,040
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Increase in Trading Account Securities                                   -0-           (963)             -0-
    Depreciation and Amortization                                            470            404              545
    Net Premium Amortization or (Discount
     Accretion) on Investment Securities                                     200            675              831
    Provision (Credit) for Loan Losses                                       136            (83)            (114)
    Net Decrease in Deferred Income Taxes                                    (93)          (139)            (248)
    Loss on Sale of Investment Securities                                     10             84              152
    Writedown of Other Real Estate                                             8            -0-              -0-
    Net Gain From Sale of Other Real Estate                                  (73)           (52)             (55)
    Net Loss on Sale of Fixed Assets                                         -0-            -0-                2
    Increase in Accrued Income and Other Assets                             (619)          (881)            (718)
    Increase in Accrued Expenses and Other Liabilities                       754            228              500
                                                                           -----         ------            -----
      Total Adjustments                                                      793           (727)             895
                                                                           -----         ------            -----
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,255          2,276            4,935
                                                                           -----         ------            -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                          (14,150)         3,860           10,010
  Proceeds from Matured and Prepaid Investment Securities
    - Held-to-Maturity                                                    13,802          8,810           11,453
    - Available-for-Sale                                                   2,457         20,321           17,047
  Proceeds from Sales of Investment Securities                             2,951         13,944           26,885
  Purchase of Investment Securities
    - Held-to-Maturity                                                   (13,057)       (13,216)         (19,126)
    - Available-for-Sale                                                  (2,471)       (29,996)         (40,972)
  Loans Originated or Acquired Less Payments,
   Charge-offs and Other Real Estate Acquired                            (26,968)        (7,634)         (12,314)
  Recoveries of Loans Previously Charged-Off                                 176            215              243
  Proceeds from Sale of Fixed Assets                                         -0-            -0-               29
  Proceeds from Sale of Other Real Estate                                    369            535              548
  Capital Expenditures                                                      (902)          (634)            (802)
                                                                          ------         ------           ------
      NET CASH USED BY INVESTING ACTIVITIES                              (37,793)        (3,796)          (6,999)
                                                                          ------         ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                     29,426          5,818            7,564
  Increase (Decrease) in Certificates of Deposit                           4,069         (2,656)          (2,175)
  Net Increase in Repurchase Agreements                                    2,078          1,956            2,849
  Principal Payments of Note Payable                                        (250)          (250)            (250)
  Dividends to Shareholders                                                 (518)          (424)            (567)
  Purchase of Treasury Stock                                                (507)          (353)            (353)
  Proceeds from Stock Options Exercised                                       17            108              109
                                                                          ------         ------           ------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   34,315          4,199            7,177
                                                                          ------         ------           ------
NET INCREASE IN CASH AND DUE FROM BANKS                                      777           2,679           5,113

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                            18,420          13,307          13,307
                                                                          ------          ------          ------
CASH AND DUE FROM BANKS AT END OF PERIOD                                $ 19,197        $ 15,986        $ 18,420
                                                                          ======          ======          ======

The accompanying Notes should be read with these financial statements.

                                      SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                      AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                                     (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                             (Unaudited)
                                                                            September 30,             (Unaudited)
                                                                      ------------------------        December 31,
                                                                       1995            1994               1994
                                                                     --------        --------         ------------
                                                                                  (In Thousands)
(1)  Interest Paid                                                    $ 5,819         $ 3,972            $ 5,516
(2)  Income Taxes Paid                                                  1,670           1,387              1,825
(3)  Other Real Estate Acquired in Settlement of Loans                    -0-             577                528
(4)  Bank Financed Sales of Other Real Estate                             -0-             166                234

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)
         AND FOR THE YEAR ENDED DECEMBER 31, 1994 (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies
------
        The accounting and reporting policies of Summit Bancshares, Inc. (the "Corporation") and Subsidiaries are in accordance with generally accepted accounting principles. A summary of the more significant policies follows:

        Basis of Presentation and Principles of Consolidation
        -----------------------------------------------------

        The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-
        owned operations subsidiary.   All significant intercompany
        balances and transactions have been eliminated.

        Cash and Due From Banks
        -----------------------

        The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 1995 the average cash balance maintained at the Federal Reserve Bank was $10,307,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $908,000 during the same nine month period of 1995.

        Investment Securities
        ---------------------

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

         Loans and Allowance for Loan Losses
         -----------------------------------

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------
         In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

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

         Premises and Equipment
         ----------------------

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

         Other Real Estate
         -----------------

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

         Federal Income Taxes
         --------------------

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

         State Income Taxes
         ------------------

         The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law passed by the Texas Legislature in 1991, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1994 or during the first nine months of 1995.

         Fair Values of Financial Instruments
         ------------------------------------

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------
                  Deposit liabilities: The fair value disclosed for interest bearing and noninterest-bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                  Short-term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

                  Note payable: The fair value of the Corporation's note payable is based on its carrying amount at the reporting date.

         Cash and Cash Equivalents
         -------------------------

         For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks."

         Reclassification
         ----------------

         Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

         Audited Financial Statements
         ----------------------------

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

NOTE 2 - Investment Securities
------
         A summary of amortized cost and estimated fair values of investment securities is as follows:

                                                                          September 30, 1995
                                                        --------------------------------------------------------
                                                                          Gross          Gross
                                                         Amortized     Unrealized     Unrealized         Fair
                                                           Cost           Gains         Losses           Value
                                                         ---------     ----------     ----------      ----------
                                                                            (In Thousands)
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                              $  38,111          $ 273        $ (265)      $  38,119
  U.S. Government Agencies
   and Corporations                                        14,132             45           (13)         14,164
  U.S. Government Agency Mortgage
   Backed Securities                                        6,994             28           (23)          6,999
  Obligations of States and
   Political Subdivisions                                     321              2           -0-             323
                                                           ------           ----          -----         ------
    Total Held-to-Maturity Securities                      59,558            348          (301)         59,605
                                                           ------           ----          -----         ------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                45,021            347          (110)         45,258
  U.S. Government Agencies
    and Corporations                                        3,994             69            (9)          4,054
  U.S. Government Agency Mortgage
    Backed Securities                                       3,327             43            (1)          3,369
  Federal Reserve Bank Stock                                  254            -0-           -0-             254
                                                           ------           ----          -----         ------
     Total Available-for-Sale Securities                   52,596            459          (120)         52,935
                                                           ------           ----          -----         ------
        Total Investment Securities                     $ 112,154          $ 807        $ (421)      $ 112,540
                                                          =======           ====           ====        =======

         In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $59,558,000 and the FAIR
VALUE of Total Available-for-Sale Securities of $52,935,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1995 for a total of $112,493,000.  A net unrealized gain of
$339,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)

        The carrying value of investment securities totaling $21,273,000 at September 30, 1995, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $21,136,000 at September
30, 1995.

                                                                           September 30, 1994
                                                         -------------------------------------------------------
                                                                          Gross          Gross
                                                         Amortized     Unrealized     Unrealized         Fair
                                                           Cost           Gains         Losses           Value
                                                         ---------     ----------     ----------       ---------
                                                                             (In Thousands)
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                              $  33,323           $ 1       $   (880)        $  32,444
  U.S. Government Agencies
   and Corporations                                        15,881             2           (237)           15,646
  U.S. Government Agency Mortgage
   Backed Securities                                        6,736             1           (280)            6,457
  Obligations of States and
   Political Subdivisions                                     397            11            -0-               408
                                                           ------          ----         ------            ------
    Total Held-to-Maturity Securities                      56,337            15         (1,397)           54,955
                                                           ------          ----         ------            ------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                47,626            31           (570)           47,087
  U.S. Government Agencies
    and Corporations                                        3,544             8            (57)            3,495
  U.S. Government Agency Mortgage
    Backed Securities                                       3,931             9            (37)            3,903
  Federal Reserve Bank Stock                                  254           -0-            -0-               254
                                                           ------          ----         ------            ------
     Total Available-for-Sale Securities                   55,355            48           (664)           54,739
                                                           ------          ----         ------            ------
        Total Investment Securities                     $ 111,692          $ 63       $ (2,061)        $ 109,694
                                                          =======          ====          =====           =======

        In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $56,337,000 and the FAIR VALUE of Total Available-for-Sale Securities of $54,739,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1994 for a total of $111,076,000. A net unrealized loss of $616,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

        Proceeds from sales of investment securities were $2,951,000 and $13,944,000 during the first nine months of 1995 and 1994, respectively and $26,885,000 during the year 1994. In the nine months ended September 30, 1995, a loss from sale of securities of $10,000 was realized. Gains of $20,000 and losses of $104,000 were realized from sales during the nine months ended September 30, 1994. Gains of $32,000 and losses of $184,000 were realized for the year ended December 31, 1994.


NOTE 3 - Loans and Allowance for Loan Losses
------
        The book values and fair values of loans by major type follow (in thousands):

                                                   September 30, 1995                     September 30, 1994
                                              -----------------------------          -----------------------------
                                                 Book              Fair                 Book             Fair
                                                 Value             Value                Value            Value
                                               ---------         ---------            ---------        ---------
Commercial                                     $  76,413         $  76,466          $   65,540        $   65,495
Real Estate Mortgage                              60,731            60,714              49,193            49,108
Real Estate Construction                           6,912             6,894               3,920             3,899
Loans to Individuals, Less
  Unearned Discount                               21,664            21,706              15,659            15,706
                                                 -------           -------             -------           -------
                                                 165,720           165,780             134,312           134,208
Allowance for Loan Losses                         (2,513)           (2,513)             (2,513)           (2,513)
                                                 -------           -------             -------           -------
     Loans - Net                               $ 163,207         $ 163,267           $ 131,799         $ 131,695
                                                 =======           =======             =======           =======

        The preceding table indicates that the Corporation had an unrealized gain of approximately $60,000 in its loan portfolio at September 30, 1995 and an unrealized loss of approximately $104,000 in its loan portfolio at September 30, 1994 before the respective allowances for loan losses were applied. The unrealized gains and losses are the direct result of the current posted rates for loans being lower or higher, respectively, than the average yields in the current loan portfolio.

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------
        Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                    Nine Months Ended September 30,                  Year Ended
                                                 ------------------------------------               December 31,
                                                    1995                      1994                      1994
                                                 ----------                ----------               ------------
Balance, Beginning of Period                       $ 2,410                   $ 2,594                  $ 2,594
Provisions, Charged (Credited)
  to Income                                            136                       (83)                    (114)
Loans Charged-Off                                     (209)                     (213)                    (313)
Recoveries of Loans Previously
 Charged-Off                                           176                       215                      243
                                                     -----                     -----                    -----
          Net Loans Charged-Off                        (33)                        2                      (70)
                                                     -----                     -----                    -----
Balance, End of Period                             $ 2,513                   $ 2,513                  $ 2,410
                                                     =====                     =====                    =====

        The provisions for loan losses charged to operating expenses during the nine months ended September 30, 1995 of $136,000 was considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the nine months ended September 30, 1994 and the year ended December 31, 1994 credits of $83,000 and $114,000, respectively, were recorded reducing the Allowance for Loan Losses. This reduction in the Allowance was warranted as the level of non-performing loans continued to decline.

        At September 30, 1995, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $345,000 (of which $345,000 were on non-accrual status). The related allowance for loan losses for these loans was $163,000. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $416,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------
        The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                September 30,
                                                         --------------------------        December 31,
                                                            1995             1994              1994
                                                          --------         --------        ------------
Land                                                     $  1,264          $  1,264        $  1,264
Buildings and Improvements                                  7,021             6,728           6,742
Furniture & Equipment                                       4,996             4,370           4,470
                                                           ------            ------          ------
        Total Cost                                         13,281            12,362          12,476
Less:  Accumulated Amortization and Depreciation           (6,247)           (5,756)         (5,874)
                                                           ------            ------          ------
        Net Book Value                                   $  7,034          $  6,606        $  6,602
                                                            =====             =====           =====

NOTE 5 - Other Real Estate
------
        The carrying value of other real estate is as follows (in thousands):

                                                                September 30,
                                                          ------------------------         December 31,
                                                            1995             1994              1994
                                                          --------         --------        ------------
Other Real Estate                                           $ 380           $ 745              $ 684
Valuation Reserve                                             (35)            (35)               (35)
                                                             ----            ----               ----
        Net Other Real Estate                               $ 345           $ 710              $ 649
                                                              ===             ===                ===

NOTE 5 - Other Real Estate (cont'd.)
------
        Transactions in the valuation reserve are summarized as follows (in thousands):

                                                       Nine Months Ended September 30,
                                                       -------------------------------        December 31,
                                                            1995            1994                  1994
                                                          --------        --------            ------------
Balance, Beginning of Period                               $  35            $ 279                $ 279
Provisions Charged to Income                                 -0-              -0-                  -0-
Reductions from Sales                                        -0-             (244)                (244)
                                                            ----             ----                 ----
Balance, End of Period                                     $  35            $  35                $  35
                                                             ===             ====                 ====

        In addition to the above provisions, direct writedowns of other real estate charged to income were $8,000 for the nine months ended September 30, 1995. There were no direct writedowns to other real estate during the first nine months of 1994 or for the year ended December 31, 1994.


NOTE 6 - Deposits
------
        The book values and fair values of deposits by major type follow. For deposits with no defined maturities, Statement of Financial
Accounting Standards No. 107 defines fair values as the amount payable on demand (in thousands):

                                                       September 30, 1995                 September 30, 1994
                                                  ----------------------------      ------------------------------
                                                     Book              Fair             Book              Fair
                                                     Value             Value            Value             Value
                                                  ----------        ----------       ----------        ----------
Noninterest-Bearing Demand Deposits                $  83,551        $  83,551        $  68,171         $  68,171
                                                     -------          -------          -------           -------
Interest-Bearing Deposits:
   Interest-Bearing Transaction
     Accounts                                        103,628          103,628          103,107           103,107
   Savings                                            33,568           33,568           18,066            18,066
   Savings Certificates - Time                        48,474           48,716           45,990            45,907
   Certificates of Deposits $100,000 or more          23,574           23,635           21,746            21,728
   Other                                                 239              238              234               234
                                                     -------          -------          -------           -------
   Total                                             209,483          209,785          189,143           189,042
                                                     -------          -------          -------           -------
       Total Deposits                              $ 293,034        $ 293,336        $ 257,314         $ 257,213
                                                     =======          =======          =======           =======

         The preceding table indicates that the Corporation had an unrealized gain of approximately $302,000 at September 30, 1995 and an unrealized loss of approximately $101,000 at September 30, 1994 in its deposit accounts.

         The unrealized gains and losses are the direct result of the current posted rates for deposits being lower or higher, respectively, than the average rates in the current deposit portfolio.

NOTE 7 - Other Non-Interest Expense
------
         The significant components of other non-interest expense are as follows (in thousands):

                                                      Nine Months Ended September 30,         Year Ended
                                                      -------------------------------        December 31,
                                                           1995             1994                 1994
                                                         --------         --------           ------------
Business Development                                     $   303          $   280              $   392
Legal and Professional Fees                                  319              256                  357
Printing and Supplies                                        198              225                  303
Regulatory Fees and Assessments                              355              499                  666
Other                                                        864              712                  993
                                                           -----            -----                -----
        Total                                            $ 2,039          $ 1,972              $ 2,711
                                                           =====            =====                =====

NOTE 8 - Income Taxes
------
        Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                            September 30,
                                                    ----------------------------                  December 31,
                                                      1995               1994                         1994
                                                     -------            -------                   ------------
Current Tax Asset (Liability)                       $  (59)             $   35                       $   29
Deferred Tax Asset                                     284                 767                          901
                                                      ----                ----                         ----
     Total Included in Other Assets                  $ 225               $ 802                        $ 930
                                                      ====                ====                         ====

        The deferred tax asset at September 30, 1995 of $284,000 included $115,000 credit related to an unrealized gain on Available-for-Sale Securities.

        The components of income tax expense were as follows (in thousands):

                                                  Nine Months Ended September 30,                 Year Ended
                                                  -------------------------------                December 31,
                                                     1995                1994                        1994
                                                   --------            --------                  -------------
Federal Income Tax Expense
   Current                                         $ 1,785            $   1,407                    $ 1,846
   Deferred                                             19                  139                        248
                                                     -----                -----                      -----
       Total Federal Income Tax Expense            $ 1,804              $ 1,546                    $ 2,094
                                                     =====                =====                      =====
       Effective Tax Rates                           34.3%                34.0%                      34.1%
                                                     =====                =====                      =====

        The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                   Nine Months Ended September 30,                Year Ended
                                                   -------------------------------               December 31,
                                                     1995                1994                        1994
                                                   --------            --------                  ------------
Federal Income Taxes at Statutory
   Rate of 34%                                     $ 1,790              $ 1,547                   $ 2,085
Effect of Tax Exempt Interest Income                   (17)                 (18)                      (23)
Other                                                   31                   17                        32
                                                     -----                -----                     -----
   Income Taxes Per Income Statement               $ 1,804              $ 1,546                   $ 2,094
                                                     =====                =====                     =====

NOTE 9 - Related Party Transactions
------
        The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $4,156,000 at December 31, 1994.


NOTE 10 - Commitments and Contingent Liabilities
-------
        In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements. No losses are anticipated as a result of these transactions. Commitments are most frequently extended for real estate, commercial and industrial loans.

        At September 30, 1995, outstanding documentary and standby letters of credit totaled $4,615,000 and commitments to extend credit totaled $61,628,000.

NOTE 11 - Stock Option Plans
-------
        In September 1982, the Corporation established an Incentive Stock Option Plan and reserved 30,000 shares of common stock for sale thereunder. The 30,000 option shares were subsequently amended to 60,000 shares and increased again to 120,000 in April 1993 as a result of the two-for-one stock split. The plan, which expired in 1992, provided for the granting to management employees of Summit Bancshares, Inc. and Subsidiaries incentive stock options, as defined under current tax laws. The outstanding options are exercisable for periods of five to ten years from the date of grant.

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

        The following is a summary of transactions during the periods presented:

                                                                      Shares Under Option
                                                        ---------------------------------------------
                                                            Nine Months
                                                               Ended                   Year Ended
                                                        September 30, 1995          December 31, 1994
                                                        ------------------          -----------------
Outstanding, Beginning of Period                             151,700                    186,200
Additional Options Granted During
  the Period                                                  17,000                     22,500
Forfeited During the Period                                     -0-                     (11,100)
Exercised During the Period                                  (10,800)                   (45,900)
                                                             -------                    -------
  Outstanding, End of Period                                 157,900                    151,700
                                                             =======                    =======

         Options outstanding at September 30, 1995 ranged in price from $3.75 to $24.50 per share with 122,240 shares exercisable.


NOTE 12 - Employee Benefit Plans
-------
         The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation history. The employee's compensation used in the benefit calculation is the highest average for any five consecutive years of employment within the employee's last ten years of employment.

         Funding for the plan is provided by employer contributions to trust funds in amounts determined by actuarial assumptions and valuation of the plan. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

NOTE 12 - Employee Benefit Plans (cont'd.)
-------
         The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

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

        The market value of plan assets at September 30, 1995 was $1,715,000. There has been a contribution to the plan during 1995 of $317,000.

Management Security Plan
------------------------

        In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $127,000 and $104,000 during the first nine months of 1995 and 1994, respectively, and $141,000 for the year 1994.

Other Post Retirement Benefits
------------------------------

        The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

NOTE 13 - Earnings per Share
-------
        Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                                         Shares
                                                       ----------
Periods of Three Months Ended:

        September 30, 1995                              1,564,820
        September 30, 1994                              1,560,571

Period of Nine Months Ended:

        September 30, 1995                              1,568,799
        September 30, 1994                              1,565,227

Year Ended December 31, 1994                            1,567,885


NOTE 14 - Financial Instruments with Off-Balance Sheet Risk
-------
        The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments, standby letters of credit and documentary letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

        The Corporation's exposure to credit loss in the event of non-performance by the other party of these loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                           September 30,
                                                                   -------------------------------
                                                                       1995               1994
                                                                   ------------       ------------
Financial Instruments Whose
     Contract Amounts Represent
         Credit Risk:

         Commitments to Extend Credit                             $ 61,628,000       $ 43,516,000

         Documentary and Standby
         Letters of Credit                                           4,615,000          2,530,000


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


NOTE 15 - Concentrations of Credit Risk
-------
        The Subsidiary Banks grant commercial, consumer and real estate loans in their direct market which is defined as Fort Worth and its surrounding area. Although its Subsidiary Banks have diversified loan portfolios, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the strength of the local and state economy.


NOTE 16 - Litigation
-------
        Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of legal counsel that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 17 - Stock Repurchase Plan
-------
        On April 18, 1995 the Board of Directors approved a stock repurchase plan. The plan authorizes management to purchase up to 78,446 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

        In 1994, 19,890 shares were purchased by the Corporation through the open market and canceled. In the first nine months of 1995, 22,780 shares were purchased.


NOTE 18 - Subsequent Event
-------
        On October 17, 1995, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on November 15, 1995 to shareholders of record on November 1, 1995.

        On October 17, 1995, the Board of Directors of the Corporation approved a two for one (2 for 1) stock split to be effected as a 100% stock dividend. The stock split is to be payable on December 6, 1995 to holders of record of the Company's common stock as of the close of business on November 20, 1995.

        On July 12, 1995, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate.
The lines of credit are secured by stock of one of the subsidiary banks and mature on July 12, 1996, whereupon, if balances are outstanding the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There have been no borrowings to date on these lines of credit.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary
-------
         Net income for the third quarter of 1995 was $1,257,000, or $.81 per share, compared with $1,027,000, or $.66 per share, for the third quarter of 1994. Per share amounts are based on average shares outstanding of 1,565,774 for the third quarter of 1995 and 1,565,227 for the comparable period of 1994. On a per share basis, net income increased 22.7% over the third quarter of the prior year.

         Net income for the first nine months of 1995 was $3,462,00, or $2.21 per share, compared with $3,003,000, or $1.92 per share for the first nine months of 1994. Per share amounts are based on average shares outstanding of 1,568,799 for the first nine months of 1995 and 1,565,227 for the first nine months of 1994.

         Contributing to the improved earnings for the quarter and the nine months was a refund by the FDIC of deposit insurance assessments previously paid. This refund covered the four months ended September
30, 1995 and was approximately $100,000 after tax, or $.06 per share.

         Outstanding loans at September 30, 1995 of $165.7 million represented an increase of $31.4 million, or 23.4%, over September 30, 1994 and an increase of $26.8 million, or 19.2%, from December 31, 1994.

         Total deposits at September 30, 1995 of $293.0 million represented an increase of $35.7 million, or 13.9%, over September 30, 1994 and an increase of $33.5 million, or 12.9%, from December 31, 1994.

         In the third quarter net interest income for the quarter increased 17.7% over the same quarter of the previous year. An increase in non-interest income of 25.7% also contributed to the earnings increase.
These increases were partially offset by a 7.5% increase in non-interest expense. Explanations of these increases follows in this Management's Discussion.

         The following table summarizes the Corporation's earnings performance for the three months and nine months ended September 30, 1995 and 1994, respectively (tax equivalent basis and dollars in thousands):


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       -------------------------         -------------------------
                                                         1995            1994              1995            1994
                                                       --------        --------          --------        --------
Interest Income                                        $  5,941        $  4,661          $ 16,524        $ 13,253
Interest Expense                                          2,182           1,462             5,924           4,001
                                                         ------          ------            ------          ------
    Net Interest Income                                   3,759           3,199            10,600           9,252
Provision for Loan Loss                                      50            (113)              136             (83)
                                                         ------          ------            ------          ------
    Net Interest Income After
       Provision for Loan Loss                            3,709           3,312            10,464           9,335
Non-Interest Income                                         656             522             2,103           1,747
Non-Interest Expense                                      2,438           2,268             7,289           6,506
                                                         ------          ------            ------          ------
    Income Before Income Tax                              1,927           1,566             5,278           4,576
Income Tax Expense                                          670             539             1,816           1,573
                                                         ------          ------            ------          ------
       Net Income                                      $  1,257        $  1,027          $  3,462        $  3,003
                                                         ======          ======            ======          ======
Net Income per Share                                   $    .81        $    .66          $   2.21        $   1.92

Return on Average Assets**                                 1.55%           1.44%            1.54%            1.43%

Return on Average Stockholders' Equity* **                17.88%          16.65%           17.07%           16.74%

*   Before adjustment for unrealized gains and losses on Available-for-Sale securities.
**  Annualized.

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

        The following schedules present average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the three months and nine months ended September 30, 1995 and 1994, respectively (rates on tax equivalent basis).

                                                             Three Months Ended September 30,
                                         ------------------------------------------------------------------------
                                                      1995                                     1994
                                         -------------------------------        ----------------------------------
                                          Average                Average          Average                 Average
                                         Balances   Interest   Yield/Rate        Balances    Interest   Yield/Rate
                                         --------   --------   ----------        --------    --------   ----------
                                                                (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                     $  28,932   $   425      5.80%         $  15,072    $   174        4.64%
  Investment Securities (Taxable)          105,179    1,5551      5.85            112,260      1,522        5.43
  Investment Securities (Tax-exempt)           321        10     12.06                399         12       11.76
  Loans, Net of Unearned Discount (1)      159,287     3,955      9.85            133,407      2,953        8.88
                                           -------     -----                      -------      -----
    Total Earning Assets                   293,719     5,941      8.02            261,138      4,661        7.16
                                                       -----                                   -----
Non-interest Earning Assets:
  Cash and Due From Banks                   18,336                                 16,674
  Other Assets                              11,378                                 10,460
  Allowance for Loan Losses                 (2,494)                                (2,631)
                                           -------                                -------
    Total Assets                         $ 320,939                              $ 285,641
                                           =======                                =======
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                            $  104,418       897      3.39          $ 102,713        704        2.75
  Savings                                   29,571       287      3.86             18,580        122        2.63
  Savings Certificates                      48,344       609      5.00             47,068        408        3.47
  Certificates of Deposit
    $100,000 or more                        23,270       300      5.11             21,527        197        3.65
  Other Time                                   239         3      4.67                232          2        3.63
  Other Borrowings                           7,006        86      4.87              2,387         24        4.11
  Notes Payable                                -0-       -0-     --                   268          5        8.26
                                            ------     -----                      -------      -----
   Total Interest-Bearing Liabilities      212,848     2,182      4.07            192,775      1,462        3.04
                                                       -----                                   -----
Non-interest Bearing Liabilities:
  Demand Deposits                           77,959                                 67,052
  Other Liabilities                          2,081                                  1,377
  Shareholders' Equity                      28,051                                 24,437
                                            ------                                 ------
   Total Liabilities and
      Shareholders' Equity               $ 320,939                               $ 285,641
                                           =======                                 =======
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                           $ 3,759      5.08                       $ 3,199        4.90
                                                       =====                                   =====

(1)      Loan interest income includes fees and loan volumes include loans on non-accrual.
(2)      Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.


                                                              Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------
                                                      1995                                     1994
                                       ----------------------------------       -----------------------------------
                                          Average                Average          Average                 Average
                                         Balances    Interest  Yield/Rate        Balances    Interest   Yield/Rate
                                         --------    --------  ----------        --------    --------   ----------
                                                                (Dollars in Thousands)
Earning Assets:

  Federal Funds Sold                     $  14,815   $    641     5.78%        $   13,593    $   403       3.98%
  Investment Securities (Taxable)          108,483      4,756     5.86            111,674      4,455       5.33
  Investment Securities (Tax-exempt)           356         31    11.54                427         37      11.55
  Loans, Net of Unearned Discount(1)       151,241     11,096     9.81            130,945      8,358       8.53
                                           -------     ------                     -------      -----
    Total Earning Assets                   274,895     16,524     8.04            256,639     13,253       6.90
                                                       ------                                  -----
Non-interest Earning Assets:
  Cash and Due From Banks                   16,848                                 16,139
  Other Assets                              10,944                                 10,601
  Allowance for Loan Losses                 (2,428)                                (2,647)
                                           -------                                -------
    Total Assets                         $ 300,259                              $ 280,732
                                           =======                                =======
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                             $ 101,718      2,594     3.41          $ 101,669      1,900       2.50
  Savings                                   22,654        577     3.40             18,556        348       2.50
  Savings Certificates                      47,117      1,673     4.74             47,531      1,145       3.22
  Certificates of Deposit
    $100,000 or more                        23,177        853     4.92             21,733        531       3.26
  Other Time                                   237          8     4.60                231          5       3.07
  Other Borrowings                           5,565        218     5.25              2,101         53       3.44
  Notes Payable                                 15          1     9.56                348         19       7.30
                                           -------      -----                     -------      -----
   Total Interest-Bearing Liabilities      200,483      5,924     3.95            192,169      4,001       2.78
                                                        -----                                  -----
Non-interest Bearing Liabilities:
  Demand Deposits                           70,857                                 63,044
  Other Liabilities                          1,997                                  1,585
  Shareholders' Equity                      26,922                                 23,934
                                            ------                                 ------
   Total Liabilities and
      Shareholders' Equity               $ 300,259                              $ 280,732
                                           =======                                =======
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                           $ 10,600     5.16                       $ 9,252       4.82
                                                       ======                                  =====

(1)      Loan interest income includes fees and loan volumes include loans on non-accrual.
(2)      Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

      Net interest income (tax equivalent) for the third quarter of 1995 was $3,759,000 which represented an increase of $560,000, or 17.5%, over the third quarter of 1994. This increase was heavily contributed to by a 19.4% increase in average loans for the third quarter of 1995 versus the same quarter last year.

      The following table summarizes the effects of changes in interest rates and average volumes of earning assets and interest bearing liabilities on tax equivalent net interest income for the three and nine months ended September 30, 1995 and 1994.

                                                            ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                      (Dollars in Thousands)

                                                3rd Qtr. 1995 vs. 3rd Qtr. 1994    Nine Mos. 1995 vs. Nine Mos. 1994
                                                      Increase (Decrease)                 Increase (Decrease)
                                                      Due to Changes in:                  Due to Changes in:
                                               --------------------------------    ---------------------------------
                                                Volume       Rate        Total       Volume       Rate        Total
                                                ------       ----        -----       ------       ----        -----
Interest Earning Assets:
  Federal Funds Sold                           $  197       $  54     $  251        $    39      $  199    $   238
  Investment Securities (Taxable)                (411)        440         29           (197)        498        301
  Investment Securities (Tax-exempt)               (4)          2         (2)            (6)       -0-          (6)
  Loans, Net of Unearned Discount                 641         361      1,002          1,391       1,347      2,738
                                                 ----        ----      -----          -----       -----      -----
  Total Interest Income                           423         857      1,280          1,227       2,044      3,271
                                                 ----        ----      -----          -----       -----      -----
Interest-Bearing Liabilities:
  Deposits                                        127         537        664            111       1,665      1,776
  Other Borrowings                                 57           5         62            125          40        165
  Notes Payable                                    (3)         (3)        (6)           (25)          7        (18)
                                                 ----        ----       ----           ----       -----      -----
  Total Interest Expense                          181         539        720            211       1,712      1,923
                                                 ----        ----       ----           ----       -----      -----
Net Interest Income                            $  242       $ 318     $  560        $ 1,016      $  332    $ 1,348
                                                 ====        ====       ====          =====       =====      =====

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

        The Corporation's allowance for loan losses was $2,513,000, or 1.52% of total loans, as of September 30, 1995 compared to $2,513,000, or 1.87% of total loans, as of September 30, 1994.

        Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                   Three Months Ended                        Nine Months Ended
                                                      September 30,                            September 30,
                                              -----------------------------            -----------------------------
                                               1995                 1994                 1995                 1994
                                             --------             --------             --------             --------
Balance, Beginning of Period                  $ 2,464              $ 2,712             $ 2,410              $ 2,594
Provisions, Charged to Income                      50                 (113)                136                  (83)
Loans Charged-Off                                 (43)                (178)               (209)                (213)
Recoveries of Loans Previously
      Charged-Off                                  42                   92                 176                  215
                                                -----                -----               -----                -----
              Net Loans Charged-Off                (1)                 (86)                (33)                   2
                                                -----                -----               -----                -----
Balance, End of Period                        $ 2,513              $ 2,513             $ 2,513              $ 2,513
                                                =====                =====               =====                =====

                The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                   September 30,       June 30,        March 31,      December 31,      September 30,
                                       1995              1995            1995             1994              1994
                                   -------------      ----------      -----------     ------------      ------------
Non-Accrual Loans                   $  1,247            $ 372          $   368           $   643          $   350
Other Real Estate Owned                  345              348              391               649              710
Renegotiated Loans                       -0-              -0-              -0-               -0-              -0-
                                        ----             ----            -----             -----            -----
  Total Non-Performing Assets       $  1,592            $ 720          $   759           $ 1,292          $ 1,060
                                       =====             ====            =====             =====            =====

         Total non-performing assets have continued to decline over the past several quarters as presented in the previous table.

         Non-accrual loans to total loans were .75% at September 30, 1995 and non-performing assets were .28% of loans and other real estate owned at the same date.

Non-interest Income
-------------------

         The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

         The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                                 ----------------------------          ----------------------------
                                                   1995      1994     % Change          1995       1994    % Change
                                                  -------   -------   --------         -------    -------  --------
Service Charges on Deposit Accounts               $ 382      $ 394      (3.0%)        $ 1,154     $ 1,166    (1.0)%
Gains (Loss) on Sale of Investment Securities       -0-       (104)       --              (10)        (84)      --
Non-recurring Income                                 21         36        --              217          92       --
Other Non-interest Income                           253        196      29.1              742         573     29.5
                                                   ----       ----                      -----       -----
  Total Non-interest Income                       $ 656      $ 522      25.7%         $ 2,103     $ 1,747     20.4%
                                                    ===        ===                      =====       =====

        The increase in Other Non-Interest Income is primarily due to fees from investment center products which was expanded in late 1994. Also, increased revenue has been experienced from A.T.M. service fees and letter of credit fees. Non-recurring income is primarily interest recovered on loans charged-off in prior years.

Non-interest Expense
--------------------

         Non-interest expenses include all expenses other than interest expense, loan loss provision and income tax expense.

         The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                              -----------------------------------   --------------------------------
                                                 1995        1994       % Change       1995       1994     % Change
                                               --------    --------     --------     --------   --------   --------
Salaries & Employee Benefits                   $ 1,507     $ 1,257         19.9%      $ 4,301    $ 3,681      16.8%
Occupancy Expense - Net                            177         161          9.9           524        491       6.7
Furniture and Equipment Expense                    193         146         32.2           514        401      28.2
Other Real Estate Expense - Net                     (3)         23         --             (89)       (39)     --
Other Expenses:
  Business Development                              105        108         (2.8)          303        280       8.2
  Insurance - Other                                  25         33        (24.2)           73        100     (27.0)
  Legal & Professional Fees                         111         93         19.4           319        256      24.6
  Taxes - Other                                      25         23          8.7            68         63       7.9
  Postage & Courier                                  65         57         14.0           186        173       7.5
  Printing & Supplies                                79         81         (2.5)          198        225     (12.0)
  Regulatory Fees & Assessments                      15        166         --             355        499     (28.9)
  Other Operating Expenses                          139        120         15.8           537        376      42.8
                                                 -----       -----                      -----      -----
    Total Other Expenses                           564         681        (17.2)        2,039      1,972       3.4
                                                 -----       -----                      -----      -----
    Total Non-interest Expense                 $ 2,438     $ 2,268          7.5%      $ 7,289    $ 6,506      12.0%
                                                 =====       =====                      =====      =====

        Salary expense increased for the nine months of 1995 as a result of salary merit increases, a change in reporting for commissions paid certain employees and the accrual of projected performance compensation. If the change in reporting were reflected the same in both periods, the increase would have been 14.1% for the nine months.

        The increase in furniture and equipment expenses was due to increased depreciation expense related to the refurbishing of leasehold improvements at two facilities in late 1994 and the addition of a new company-wide communication system in April 1995.

        Business development expenses have increased in 1995 because of increased expenses for public relations and customer relations. Legal and Professional fees increased over last year because of legal fees related to loan collection efforts. Also, as noted earlier a refund of previously paid FDIC deposit assessments was received in September 1995 in the amount of approximately $150,000, thereby significantly reducing Regulatory Fees & Assessment Expense when compared to prior year.

Interest Rate Sensitivity
-------------------------

        Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

        The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 1995 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                                  Total      Repriced
                                        Matures or Reprices within:               Rate         After
                               --------------------------------------------     Sensitive    1 Year or
                               30 Days      31-90      91-180      181 to        One Year   Non-interest
                               or Less      Days        Days      One Year        or Less     Sensitive    Total
                               -------     ------      -------    ---------     ----------  ------------  ------
Earning Assets:
  Loans                      $  93,364   $   6,651   $   9,320     $ 16,432      $ 125,767    $ 39,953    $ 165,720
  Investment Securities          8,664       4,400      12,073       24,174         49,311      63,182      112,493
  Federal Funds Sold            23,960         -0-         -0-          -0-         23,960         -0-       23,960
                                ------       -----      ------       ------        -------     -------      -------
   Total Earning Assets        125,988      11,051      21,393       40,606        199,038     103,135      302,173
                               -------      ------      ------       ------        -------     -------      -------
Interest Bearing Liabilities:
 Interest-Bearing Transaction
    Accounts and Savings       137,196         -0-         -0-          -0-        137,196         -0-      137,196
  Certification of Deposits
    >$100,000                    5,720       4,319       6,408        6,577         23,024         550       23,574
  Other Time Deposits            3,437       8,211      14,899       15,372         41,919       6,794       48,713
  Repurchase Agreements          6,606         -0-         -0-          -0-          6,606         -0-        6,606
                               -------      ------      ------       ------        -------      ------      -------
   Total Interest Bearing
    Liabilities                152,959      12,530      21,307       21,949        208,745       7,344      216,089
                               -------      ------      ------       ------        -------       -----      -------
Interest Sensitivity
 Gap                         $ (26,971)  $  (1,479)  $      86     $ 18,657      $  (9,707)   $ 95,791    $  86,084
                                ======       =====       =====       ======         ======      ======       ======
Cumulative Gap               $ (26,971)  $ (28,450)  $ (28,364)    $ (9,707)
                                ======      ======      ======       ======
Cumulative Gap to
 Total Earning Assets            (8.9%)      (9.4%)      (9.4%)       (3.2%)

Cumulative Gap to
 Total Assets                    (8.2%)      (8.6%)      (8.6%)       (2.9%)

        The preceding static gap report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general. For instance, the rate paid on NOW accounts typically moves slower than the nine month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a "beta factor" adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

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

        As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of 2.9% was reversed to a positive 18.1% "beta adjusted" gap position.

        Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

Capital
-------

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

        At September 30, 1995, total capital, before adjustment for the unrealized loss on Available-for-Sale Securities, to total assets was 8.69%.

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

        The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 1995, the
Corporation's Tier I capital represented 15.33% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 16.58% of risk weighted assets. Both ratios are well above current regulatory guidelines.

                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                Not applicable

Item 2.         Change in Securities

                No applicable

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

                Not applicable

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        11      Computation of Earnings Per Common Share

                        27      Financial Data Schedule

                (b)     Reports on Form 8-K

                        No Reports on Form 8-K were filed during the period ending September 30, 1995.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUMMIT BANCSHARES, INC.
                                       Registrant



Date:   November 1, 1995           By: /s/  Philip E. Norwood
                                     ---------------------------------
                                     Philip E. Norwood, President and
                                     Chief Executive Officer

Date:   November 1, 1995           By: /s/  Bob G. Scott
                                     ----------------------------------
                                     Bob G. Scott, Senior Vice President
                                     and Chief Financial Officer

                               EXHIBIT INDEX


Exhibit                                                        Page No.
-------                                                        --------

11              Computation of Earnings Per Common Share

27              Financial Data Schedule

                                   EXHIBIT 11

                   COMPUTATION OF EARNINGS PER COMMON SHARE



The details of computation of earnings per common share are disclosed in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements for the Periods of Three Months and Nine Months Ended September 30, 1995 and 1994 (unaudited) and the Year Ended December 31, 1994 (audited), contained in the Quarterly Report on Form 10-Q of registrant for the quarter Ended September 30, 1995.