Form 10-K
period 1995-12-31
SUMMIT BANCSHARES INC /TX/
filed 1996-03-29
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995    Commission File Number 0-11986


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
           (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

            None                                Not Applicable
      ------------------                  ---------------------------
      (Title of Class)                      (Name of each exchange
                                              on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 1, 1996 was approximately $40,243,840.

The number of shares of common stock, $1.25 par value, outstanding at March 1, 1996 was 3,156,386 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 15, 1996 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1996 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.


                                  PART I

ITEM 1.  BUSINESS.

THE CORPORATION. Summit Bancshares, Inc. (the "Corporation"), a corporation incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation maintains its principal office at 1300 Summit Avenue, Suite 604, Fort Worth, Texas 76102. The Corporation's principal activity is the ownership and management of its subsidiaries. At December 31, 1995 the Corporation owned all of the issued and outstanding shares of capital stock of three national banking associations, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") and a nonbank subsidiary, Summit Bancservices, Inc., all located in Fort Worth, Texas.

At December 31, 1995 the Corporation had consolidated total assets of $355,417,000, consolidated total loans of $178,493,000, consolidated total deposits of $310,109,000 and consolidated total shareholders' equity of $30,125,000.

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

         Securities Services. Summit Bancshares, Inc. through an agreement with BFP Financial Partners, Inc. offers investment brokerage services. BFP Financial Partners, Inc., a subsidiary of Legg Mason, Inc. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Investment Executives are available at each of the Subsidiary Banks and can provide information about tax free municipals, government securities, stocks, mutual funds, or annuities.

                                     -2-

Certain information with respect to each Subsidiary Bank as of December 31, 1995 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.

                                                        As of December 31, 1995
                                 --------------------------------------------------------------------
                                                            (In Thousands)
                                 Organiza-  Acqui-                                            Share-
Name and Address of                tion     sition     Total        Total        Total        holder's
 Subsidiary Bank                   Date      Date      Assets       Loans        Deposits      Equity
-------------------              --------   -------    ------      --------      --------     --------

Summit National Bank              1975       1980      $170,575    $ 94,781      $143,365     $13,678
1300 Summit Avenue
Fort Worth, TX 76102

Alta Mesa National Bank           1981       1983      $ 89,300    $ 43,521      $ 81,810     $ 7,048
3000 Alta Mesa Drive
Fort Worth, TX 76133

Camp Bowie National Bank          1984       1984      $ 93,992    $ 41,227      $ 86,088     $ 7,394
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

EMPLOYEES. As of December 31, 1995 the Corporation and the Subsidiary Banks collectively had a total of 121 full-time employees and 10 part-time employees.

SUPERVISION AND REGULATION.

GENERAL. The Corporation and the Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders.

                                     -4-

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

As of September 30, 1995, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and managed bank holding companies to acquire banks in any state, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a Texas state bank, a national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. In addition, under the Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the target bank. However, state deposit concentration caps adopted by various states, such as the State of Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. The State of Texas has adopted a deposit concentration cap of 20% of in-state insured deposits; therefore, the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap. Additionally, state provisions regarding the minimum years the target has been in existence will be honored; provided, however, acquisitions may be approved when the target bank has been in existence for at least five years, notwithstanding state provisions requiring a longer period of existence. The minimum age provision adopted by the State of Texas is five years and, therefore, this state minimum will be given effect.

The Interstate Banking Act will also allow out-of-state branches through interstate mergers commencing June 1, 1997, provided that each bank involved in the merger is adequately capitalized and managed. States are permitted, however, to pass legislation either providing for earlier approval of mergers with out-of-state banks or "opting-out" of interstate mergers entirely, provided such legislation applies equally to all out-of-state banks. Texas has passed legislation to "opt-out" of interstate mergers entirely until 1999. The Interstate Banking Act also provides for interstate mergers involving an out-of-state bank's acquisition of a branch of an insured bank without the acquisition of the entire bank, if permitted under the laws of the state where the branch is located. The deposit concentration caps and the minimum age provisions applicable to interstate bank acquisition also apply to interstate bank mergers.

The Interstate Banking Act also provides for de novo branches in a state if that state expressly elects to permit de novo branching on a non-discriminatory basis. A "de novo branch" is defined as a branch office of a national or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger or consolidation. De novo interstate branching is subject to the same conditions applicable to interstate mergers under the Interstate Banking Act, other than deposit concentration limits. The Texas law "opting-out" of interstate mergers also prohibits an out-of-state bank from establishing a de novo branch in Texas or acquiring a branch in Texas by purchase or other means. The Texas law prohibiting interstate mergers and branches by its own terms expires September 2, 1999. The effect of the expiration for periods after September 2, 1999, is uncertain.

The Interstate Banking Act makes it substantially easier for interstate bank holding companies and banks to acquire banks and establish banking facilities throughout the United States thereby increasing competition among banks and bank holding companies. Competition is likely to increase in Texas even with the limitations on interstate mergers and branches existing under Texas state law.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Such premiums currently range from zero percent of insured deposits to .27% of insured deposits.
Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. All of the Subsidiary Banks are currently being assessed at the lowest rate of zero plus a quarterly fee of $500.

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

Summit National Bank also owns in fee an improved tract of land consisting of approximately 18,000 square feet located at 500 Eighth Avenue, Fort Worth, Texas. Pursuant to a lease agreement dated January 1, 1993, Summit National Bank leases this tract of land, together with the one-story building thereon, to SBS. The lease agreement is for a term of six (6) years and provides for monthly rental payments of $4,000.00 to Summit National Bank.

The Northeast Branch of Summit National Bank occupies 3,036 square feet in the first floor of an office building at 9001 Airport Freeway, North Richland Hills, in Northeast Tarrant County. The space is leased from an unrelated third-party under a lease agreement expiring in May 1998. The lease rate was $2,500 per month for the period of May 1995 to December 1995. The lease rate increases to $3,795 per month from January 1996 to May 1998. Under the terms of the lease agreement, there is an option to lease the space for three (3) additional years at then market rates.

In addition to the office space a motor bank facility is leased from an unrelated third-party at the lease rate of $1,100 per month. This lease expires in April 2001.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1995.


ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 16, 1996, their respective ages, and their present positions with the Corporation are as follows:

                                    Position With             Position Held
Name                      Age       the Corporation               Since
----------------------------------------------------------------------------

Philip E. Norwood          46       President and Chief
                                    Executive Officer             1993

James L. Murray            63       Chairman of the Board         1985

F. S. Gunn                 62       Vice Chairman                 1993

Jeffrey M. Harp            47       Executive Vice President,
                                    Chief Operating Officer
                                    and Secretary/Treasurer       1993

Bob G. Scott               58       Senior Vice President and
                                    Chief Financial Officer       1994


The business experience of each of these executive officers during the past five (5) years is set forth below:

Mr. Norwood became President of Camp Bowie National Bank in July 1994, President and Chief Executive Officer of the Corporation in October 1993 and Chairman of the Board of Alta Mesa National Bank in December 1992, and con-tinues to serve in these capacities. He has served as a director of the Corporation since March 1984. From January 1990 to October 1993 Mr. Norwood served as Secretary of the Corporation, from December 1992 to October 1993 he served as Executive Vice President of the Corporation, and from March 1984 to January 1990 he served as Secretary and Treasurer of the Corporation. From April 1981 to December 1992 Mr. Norwood served as President of Alta Mesa National Bank. Mr. Norwood had served as a director of Alta Mesa National Bank since April 1981 and as a director of Camp Bowie National Bank since January 1990. Mr. Norwood served as a director of Summit National Bank from March 1983 to January 1996.

Mr. Murray became Chairman of the Board of the Corporation in January 1985, and Chairman of the Board of Camp Bowie National Bank in January 1990, and continues to serve in these capacities. Mr. Murray served as Chief Executive Officer of the Corporation From January 1990 to October 1993, as President of the Corporation from 1979 to January 1985, as President of Camp Bowie National Bank from January 1990 to January 1994, and as Chairman of the Board of Directors of Summit National Bank from October 1981 to January 1990. He served as a director of Summit National Bank from January 1975 to January 1996. Mr. Murray has served as director for Camp Bowie National Bank since April 1985. Additionally, Mr. Murray was a director of Alta Mesa National Bank from April 1981 to April 1985. He was reelected to the Board of Directors of Alta Mesa National Bank in January 1990 and served until January 1996.

Mr. Gunn became Vice Chairman of the Board of the Corporation in October 1993. From January 1990 to October 1993 Mr. Gunn served as President of the Corporation, and from January 1985 to January 1990 he previously served as Vice Chairman of the Board of the Corporation. Mr. Gunn has served as Chair-man of the Board of Summit National Bank since January 1991, and served as President of Summit National Bank from October 1981 to January 1991. He has served as a director of Summit National Bank since January 1975. He served as a director of Alta Mesa National Bank from March 1982 to January 1996 and as a director of Camp Bowie National Bank from January 1990 to January 1996.

Mr. Harp became Chief Operating Officer and Secretary of the Corporation in October 1993, Executive Vice President of the Corporation in December 1992, and Treasurer and a director of the Corporation in January 1990, and continues to serve in these capacities. He has served as President and Chief Executive Officer of Summit National Bank since January 1991, and served as Executive Vice President of Summit National Bank from February 1985 to December 1990.
He has served as a director of Summit National Bank since January 1990. He served as a director of Alta Mesa National Bank and Camp Bowie National Bank from January 1990 to January 1996.

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


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION. Since May 3, 1993 the Corporation's Common Stock has been traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low closing bid quotations of the Corporation's Common Stock for the periods indicated:

                                                       Bid
                                           ---------------------------
                                        High                         Low
                                      --------                    ---------
1994 Fiscal Year:
----------------
First Quarter                         $  9.75                       $ 8.50
Second Quarter                           9.50                         8.44
Third Quarter                           10.50                         8.75
Fourth Quarter                          11.38                        10.00

1995 Fiscal Year:
----------------
First Quarter                         $ 10.63                      $  9.88
Second Quarter                          12.00                        10.38
Third Quarter                           13.75                        11.38
Fourth Quarter                          16.38                        15.75

This data has been restated to reflect a two-for-one stock split effected on December 6, 1995.

On March 1, 1996 the closing bid and asked quotations reported for the Common Stock were $15.75 and $16.75, respectively. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Prior to May 3, 1993 there was no established public trading market for the issued and outstanding shares of Common Stock of the Corporation. According-ly, there exists no published information with respect to market prices before that date. From time to time, however, moderate numbers of shares of Common Stock were transferred on the books of the Corporation.

SHAREHOLDERS. At the close of business on February 1, 1996 there were 670 shareholders of record of Common Stock of the Corporation.

DIVIDENDS. The Corporation has paid regular cash dividends on its common stock on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 1994, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods. Data has been restated to reflect a two-for-one stock split effected on December 6, 1995.

                1994                       Dividends Per Share
           --------------                  -------------------
           First Quarter                        $ 0.045
           Second Quarter                         0.045
           Third Quarter                          0.045
           Fourth Quarter                         0.045

                1995
           --------------
           First Quarter                        $ 0.055
           Second Quarter                         0.055
           Third Quarter                          0.055
           Fourth Quarter                         0.055

-----------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data):

                                                                   Years Ended December 31,
                                                --------------------------------------------------------------
                                                   1995         1994         1993         1992         1991
                                                  ------       ------       ------       ------       ------
Summary of Earnings:
  Interest Income                               $  22,929    $  18,143    $  17,095    $  18,092    $  20,000
  Interest Expense                                  8,277        5,625        5,235        6,860       10,915
                                                   ------       ------       ------       ------       ------
  Net Interest Income                              14,652       12,518       11,860       11,232        9,085
  Provision (Credit) for Loan Losses                  236         (114)          23          421        1,357
  Securities Gains (Losses)                           (10)        (152)           3           69            9
  Non-interest Income                               2,764        2,729        2,855        2,314        2,054
  Non-interest Expense                              9,973        9,075        9,155        8,793        7,941
                                                    -----        -----        -----        -----        -----
  Earnings Before Income Taxes                      7,197        6,134        5,540        4,401        1,850
  Income Tax Expense                                2,468        2,094        1,809        1,397          612
                                                    -----        -----        -----        -----        -----
  Income Before Extraordinary Item                  4,729        4,040        3,731        3,004        1,238
  Net Income                                        4,729        4,040        3,731        3,236        1,238

Balance Sheet Data (at period-end):
  Total Assets                                  $ 355,417    $ 291,011    $ 280,688    $ 266,549    $ 256,425
  Investment Securities                           119,368      114,722      112,315       96,036       84,758
  Loans, Net of Unearned Discount                 178,493      138,966      127,250      124,843      120,677
  Allowance for Loan Losses                         2,500        2,410        2,594        2,810        2,934
  Demand Deposits                                  89,184       72,992       61,165       57,607       49,992
  Total Deposits                                  310,109      259,539      254,151      242,929      232,528
  Long-term Debt and Notes Payable                   -0-           250          500          750        1,700
  Stockholders' Equity                             30,125       25,334       22,978       19,501       16,304

Per Share Data:
  Net Income Before Extraordinary Item             $  1.51     $  1.29       $  1.21    $    .97       $  .40
  Book Value - Period-End*                            9.46        8.30          7.37        6.32         5.25
  Dividends Paid                                       .22         .18           .1075       -0-          -0-
  Weighted Average Shares Outstanding                3,139       3,136         3,096       3,098        3,118

Selected Performance Ratios:
  Return on Average Assets                            1.52%        1.43%        1.40%       1.28%         .50%
  Return on Average Stockholders' Equity*            17.14        16.55        17.75       18.24         7.91
  Net Interest Margin (tax equivalent)                5.15         4.85         4.90        4.91         4.08
  Efficiency Ratio                                   57.31        59.96        61.98       64.20        70.50

Asset Quality Ratios:
  Non-Performing Loans to Total Loans
    - Period-End                                       .55%         .46%        1.17%       1.18%        4.53%
  Allowance for Loan Losses to Total
    Loans - Period-End                                1.40         1.73         2.04        2.25         2.43
  Allowance for Loan Losses to
    Non-performing Loans - Period-End               252.0        375.0        174.0       190.0         54.0
  Net Charge-Offs to Average Loans                     .09          .05          .19         .45         1.40

Capital Ratios:
  Stockholders' Equity * to Total Assets
    - Period-End                                      8.40%        9.04%        8.19%       7.32%        6.36%
  Average Stockholders' Equity*
    to Average Assets                                 8.85         8.64         7.89        6.99         6.30
  Total Risk-based Capital to Risk
    Weighted Assets - at Period-End**                15.91        18.09        17.53       15.62        13.38
  Leverage Ratio - at Period-End**                    8.58         8.69         8.18        7.32         6.36

*        Before adjustment for unrealized gains and losses on Available-for-Sale securities.
**       Calculated in accordance with Federal Reserve guidelines currently in effect.

                                 -12-

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 1995 and 1994 follows (in thousands except for per share data):


                                                   First             Second              Third             Fourth
                                                  Quarter            Quarter            Quarter            Quarter
                                                  -------            -------            -------            -------
1995:
Interest Income                                   $ 5,103            $ 5,473           $ 5,936             $ 6,417
Interest Expense                                    1,746              1,996             2,182               2,353
Net Interest Income                                 3,357              3,477             3,754               4,064
Provision for Loan Losses                              42                 44                50                 100
Non-interest Income                                   727                720               656                 651
Non-interest Expense                                2,412              2,439             2,438               2,684
Income Tax Expense                                    554                585               665                 664
Net Income                                          1,076              1,129             1,257               1,267

Per Share Data:
   Net Income                                      $  .34             $  .36            $  .40              $  .41
   Dividends Paid                                     .055               .055              .055                .055
   Stock Price Range:
       High                                         10.63              12.00             13.75               16.38
       Low                                           9.88              10.38             11.38               15.75
       Close                                        10.44              11.38             13.75               16.00


1994:
Interest Income                                   $ 4,178            $ 4,396            $ 4,652            $ 4,917
Interest Expense                                    1,224              1,315              1,462              1,624
Net Interest Income                                 2,954              3,081              3,190              3,293
Provision (Credit) for Loan Losses                     20                 10               (113)               (31)
Non-interest Income                                   737                643                557                640
Non-interest Expense                                2,193              2,200              2,303              2,379
Income Tax Expense                                    499                517                530                548
Net Income                                            979                997              1,027              1,037

Per Share Data:
   Net Income                                      $  .31             $  .32            $  .33              $  .33
   Dividends Paid                                     .045               .045              .045                .045
   Stock Price Range:
       High                                          9.75               9.50             10.50               11.38
       Low                                           8.50               8.44              8.75               10.00
       Close                                         8.50               8.88             10.50               10.00

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

PERFORMANCE SUMMARY

Net income for 1995 was $4.7 million, an increase of $689,000, or 17.1%, over the $4.0 million recorded for 1994. On a weighted average share basis, net income for 1995 was $1.51 per share as compared to $1.29 per share for 1994, an increase of 17.1%. The major contribution to the improved earnings during 1995 was a 17% increase in net interest income. This increase was partially offset by an increase over the prior year in the provision for loan losses. In 1994 a credit to the provision for loan losses of $114,000 was taken compared to a debit of $236,000 (a comparative increase in expense of
$350,000) in 1995.   In 1995 non-interest expense increased 9.9%,
significantly contributed to by cost related to a new branch office of Summit National Bank opened in August. Without these branch related costs the increase would have been approximately 6.0%.

During 1995, the Corporation's return on assets was 1.52% compared to 1.43% and 1.40% for 1994 and 1993, respectively. The Corporation's return on stockholders' equity for 1995 was 17.14% compared to 16.55% and 17.75% for the previous two years. The 1995 and 1994 measurements consider stockholders' equity before adjustment for unrealized gains and losses related to investment securities that are designated available-for-sale. See a discussion later in this report for an explanation of this adjustment. The Corporation's strong capital position is reflected in the indicator of average stockholders' equity to total average assets which was 8.85%, 8.64%, and 7.89% for the years 1995, 1994 and 1993, respectively. At December 31, 1995, this indicator was 8.40% and reflects the growth in assets in the later part of the year.

Net income for 1994 was $4.0 million compared to net income of $3.7
million for 1993.   The increase in earnings for 1994 was also
attributable to increased net interest income and a credit to the provision for loan losses as noted above.

The following table shows selected key performance ratios over the last three (3) years:

                                                          1995               1994               1993
                                                          ----               ----               ----
Return on Average Assets                                  1.52%              1.43%              1.40%
Return on Average Stockholders' Equity*                  17.14              16.55              17.75
Stockholders' Equity* to Assets - Average                 8.85               8.64               7.89
Dividend Payout Ratio - Per Share                        14.57              13.95               8.88

*  Before adjustment for unrealized gains and losses on Available-for-Sale securities.

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

Net interest income (tax equivalent) for 1995 was $14.7 million, an increase of $2,123,000, or 16.9% compared to the prior year. The net increase reflected a $4.8 million increase in interest income which was offset by a $2.7 million increase in interest expense. The Corporation's yield on earning assets increased to 8.04% in 1995, from 7.03% for 1994. Rates paid on the Corporation's interest-bearing liabilities in 1995, primarily time deposits, increased 106 basis points reflecting the general increase in market interest rates for bank liabilities during the year. Also contributing to the improved net interest income for 1995 was the increase in noninterest-bearing demand deposits. In 1995, the average balance of demand deposits increased 14.9%, with average demand deposits representing 26.9% of average total deposits as compared to 25.3% in 1994.

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

                                                                       Years Ended December 31,
                              ------------------------------------------------------------------------------------------------
                                         1995                           1994                              1993
                              ------------------------------ -------------------------------   ------------------------------
                              Average           Average      Average            Average        Average             Average
(Dollars in Thousands)        Balance  Interest Yield/Rate   Balance  Interest  Yield/Rate     Balance   Interest  Yield/Rate
                              -------  -------- ----------   -------  --------  ----------     -------   --------  ----------
Earning Assets:
 Time Deposits in Banks       $   -0-   $   -0-      --     $    -0-   $   -0-      --       $     67    $     2      2.99%
 Federal Funds Sold             18,738    1,081     5.77%     14,373       614     4.28%       17,685        535      3.03
 Investment Securities
   (Taxable)                   109,863    6,476     5.90     111,917     6,042     5.40        97,200      5,693      5.86
 Investment Securities
   (Tax-exempt)                    309       35    11.44         419        48    11.46           801         90     11.24
 Loans, Net of Unearned
   Discount(1)                 156,374   15,367     9.82     132,079    11,480     8.69       127,375     10,828      8.50
                               -------   ------              -------    ------                -------     ------
    Total Earning Assets       285,284   22,959     8.04     258,788    18,184     7.03       243,128     17,148      7.05
                                         ------                         ------                            ------
Other Assets:
 Cash and Due From Banks        17,124                        15,968                           15,406
 Other Assets                   11,023                        10,252                           10,541
 Allowance for Loan Losses      (2,454)                       (2,604)                          (2,801)
                               -------                       -------                          -------
Total Assets                  $310,977                      $282,404                         $266,274
                               =======                       =======                          =======

Interest-Bearing Liabilities:
 Interest-Bearing
   Transaction Accounts       $103,932    3,531     3.40   $ 102,199     2,694     2.64    $   96,421      2,370      2.46
 Savings                        25,792      937     3.63      18,435       467     2.53        16,718        426      2.55
 Savings Certificates           47,527    2,291     4.82      47,102     1,582     3.36        50,238      1,664      3.32
 Certificates of Deposit
  $100,000 or more              23,421    1,165     4.98      21,976       759     3.46        22,060        681      3.09
 Other Time                        254       12     4.88         232         8     3.29           205          8      2.93
 Other Borrowings                6,730      340     5.05       2,477        91     3.67         2,022         49      2.42
 Notes Payable                      11         1    9.56         323        24     7.55           570         37      6.49
                               -------   ------              -------     -----                -------      -----
     Total Interest-Bearing
      Liabilities              207,667    8,277      3.98    192,744     5,625      2.92      188,234      5,235      2.78
                                          -----                          -----                             -----
Other Liabilities:
 Demand Deposits                74,024                        64,431                           56,101
 Other Liabilities               1,765                         1,000                              920
 Shareholders' Equity           27,521                        24,229                           21,019
                               -------                       -------                          -------
 Total Liabilities and
   Shareholders' Equity       $310,977                      $282,404                         $266,274
                               =======                       =======                          =======

Net Interest Income and
 Margin (T/E Basis)(2)                 $ 14,682     5.15              $ 12,559     4.85                 $ 11,913      4.90
                                         ======                         ======                            ======

(1)   Loan interest income includes fees and loan volumes include loans on non-accrual.
(2)   Presented on a tax equivalent basis (T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.15% for 1995, a thirty basis point increase from the previous year. This increase in the margin reflected that loans which earn a higher yield were a greater percentage of earning assets, also demand deposits were a greater percentage of funding sources. In 1995 average loans were 55% of earning assets versus 51% in 1994.

The table below analyzes the increase in net interest income for each of the years ended December 31, 1995 and 1994 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                               1995 vs. 1994                          1994 vs. 1993
                                                            Increase (Decrease)                    Increase (Decrease)
                                                            Due to Changes in:                     Due to Changes in:
                                                       -----------------------------          ----------------------------
(Dollars in Thousands)                                  Volume      Rate        Total          Volume      Rate      Total
                                                        ------      ----        -----          ------      ----     ------
Interest Earning Assets:
 Federal Funds Sold and Deposits with Banks             $  218     $  249     $  467           $ (117)   $  194      $   77
 Investment Securities (Taxable)                          (113)       547        434              839      (490)        349
 Investment Securities (Tax-exempt)                        (13)       -0-        (13)             (44)        2         (42)
 Loans, Net of Unearned Discount                         2,277      1,610      3,887              410       242         652
                                                         -----      -----      -----            -----      ----       -----
 Total Interest Income                                   2,369      2,406      4,775            1,088       (52)      1,036
                                                         -----      -----      -----            -----       ---       -----
Interest-Bearing Liabilities:
 Deposits                                                  334      2,092      2,426              (54)      415         361
 Other Borrowings                                          204         45        249               21        21          42
 Notes Payable                                             (28)         5        (23)             (16)        3         (13)
                                                           ---      -----      -----             ----      ----        ----
 Total Interest Expense                                    510      2,142      2,652              (49)      439         390
                                                           ---      -----      -----              ---      ----        ----
Changes in Net Interest Income                          $1,859     $  264     $2,123           $1,137    $ (491)      $ 646
                                                         =====       ====      =====            =====      ====        ====

Net interest income for 1994 increased $646,000, or 5.4% over the prior year. In this same period interest expense increased $390,000 as interest rates increased. In 1994 the net interest margin averaged 4.85%, five basis points lower than the prior year.

NON-INTEREST INCOME. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                                           1995                          1994                      1993
                                                 ------------------------      ------------------------           ------
                                                 Amount          % Change       Amount          % Change          Amount
                                                 ------          --------       ------          --------          ------
Service Charges on
 Deposit Accounts                                 $ 1,525          (1.5%)        $ 1,548          (5.8%)          $ 1,643
Non-recurring Income                                  231          (7.6)             250          15.7                216
Gain (Loss) on Sale of Investment
 Securities                                           (10)           --             (152)           --                  3
Other Non-interest Income                           1,008           8.3              931          (6.5)               996
                                                    -----                          -----                            -----
       Total Non-interest Income                  $ 2,754           6.9          $ 2,577          (9.8)           $ 2,858
                                                    =====                          =====                            =====

Service charges on deposits declined in 1995 as a result of a decrease in service charge income on demand deposit accounts related to higher credits given on commercial accounts for balances maintained in the bank as interest rates rose.

Non-recurring income in 1995 and 1994 is primarily interest recovered on loans charged-off in prior years. The 1993 non-recurring income reflects a $106,000 gain on the sale of land previously held for expansion and interest recovered on loans charged-off in previous years.

The increase in other non-interest income in 1995 is primarily due to fees earned from investment brokerage services.

NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                          1995                               1994                     1993
                                                 -----------------------            -----------------------          ------
                                                 Amount        % Change              Amount        % Change          Amount
                                                 ------        --------              ------        --------          ------
                                                                                                   <C >
Salaries and Employee Benefits                  $ 5,903          13.3%              $ 5,212           8.0%          $ 4,824
Occupancy Expense - Net                             712          10.2                   646          (8.9)              706
Furniture and Equipment Expense                     691          26.3                   547          11.9               489
Other Real Estate Owned Expense                     (99)         --                     (41)         --                 303
Other Expenses:
 Business Development                               443          13.0                   392          18.1               332
 Insurance - Other                                   99         (26.7)                  135           6.3               127
 Legal and Professional Fees                        479          34.2                   357         (15.8)              424
 Other Taxes                                         90           8.4                    83          13.7                73
 Postage and Courier                                251          10.1                   228          --                 228
 Printing and Supplies                              289          (4.6)                  303           4.8               289
 Regulatory Fees and Assessments                    411         (38.3)                  666            .8               661
 Other Operating Expenses                           704          28.7                   547         (21.7)              699
                                                  -----                               -----                           -----
       Total Other Expenses                       2,766           2.0                 2,711          (4.3)            2,833
                                                  -----                               -----                           -----
           Total Non-interest Expense           $ 9,973           9.9               $ 9,075           (.9)          $ 9,155
                                                  =====                               =====                           =====

Total non-interest expense increased 9.9% in 1995 over 1994 reflecting increases in salaries and benefits, occupancy expenses, furniture and equipment expenses, legal and professional expenses and other operating expenses. As a percent of average assets, non-interest expenses were 3.21% in 1995 and 1994 and resulted in an "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) of 57.3% for 1995. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

The increase in salaries and employee benefits for 1995 is due to salary merit increases, incentive compensation increases and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by five in 1995 to an average full-time equivalent of 127. The increases for salaries and number of employees include additions for a branch office opened in mid year of 1995.

The increase in occupancy expense is primarily due to the additional expense for the new branch office and additional rents at the Summit National Bank location.

The increase in furniture and equipment expense is primarily a result of increased depreciation for a new communication system installed in 1995, additional furniture acquired in 1994 and acceleration of depreciation on certain item processing equipment.

Business development expense increased primarily because of expenses related to the promotion and advertising of the new branch office.

Legal and professional fees were higher in 1995 due to an increase in attorney fees related to loan collections and various consultant fees, primarily marketing.

Regulatory fees and assessments declined in 1995 because of a decrease in FDIC insurance premiums on deposits. In 1996 the FDIC insurance premium expense will decline further providing an opportunity for the Corporation to reflect lower expense in this category.

Other operating expenses increased in 1995 due to an increase in various miscellaneous operating costs including telephone service fees related to a new communications system.

FEDERAL AND STATE INCOME TAX EXPENSE. The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993. See Note 9 of the Corporation's Notes to Consolidated
Financial Statements for details of tax expense. The Corporation provided $2.5 million for federal income taxes for 1995, resulting in an effective tax rate of 34.3%.

INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 1995, classified as to whether the security is to be Held-to-Maturity or is Available-for-Sale (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                          December 31, 1995
                                      -----------------------------------------------------------------------------------------
                                                                Due 1 to            Due 5 to             Due After
                                      Due 1 Year or Less         5 Years            10 Years             10 Years
                                      ------------------    ----------------    ----------------     ----------------
(Dollars in Thousands)                 Amount     Yield     Amount    Yield     Amount     Yield     Amount     Yield      Total
                                       ------     -----     ------    -----     ------     -----     ------     -----      -----
U.S. Treasury Securities - HTM        $ 12,048     5.21%  $ 20,038     5.83%   $   -0-       --     $  -0-        --    $ 32,086
U.S. Treasury Securities - AFS          22,525     6.01     23,976     6.16        -0-       --        -0-        --      46,501
                                        ------              ------                ----                ----                ------
Total                                   34,573     5.73     44,014     6.01        -0-                 -0-                78,587
                                        ------              ------                ----                ----                ------

U.S. Government Agencies - HTM           6,620     5.97     13,673     5.89      3,062      6.38%      -0-        --      23,355
U.S. Government Agencies - AFS           1,000     7.67      2,493     6.63        -0-       --        -0-        --       3,493
                                         -----              ------               -----                ----                ------
Total                                    7,620     6.19     16,166     6.00      3,062      6.38       -0-                26,848
                                         -----              ------               -----                ----                ------

U.S. Government Agency Mortgage
  Backed Securities - HTM                  -0-      --       2,910     5.49        -0-       --      6,144      6.49%      9,054
U.S. Government Agency Mortgage
  Backed Securities - AFS                  -0-      --         744     7.36        -0-       --      3,305      6.65       4,049
                                         -----               -----                ----               -----                ------
Total                                      -0-               3,654     5.87        -0-               9,449      6.55      13,103
                                         -----               -----                ----               -----                ------

Other Securities - HTM                      70     7.05        -0-      --         -0-       --        -0-       --           70
Other Securities - AFS                     -0-     --          -0-      --         -0-       --        254      6.00         254
                                        ------              ------               -----               -----               -------
Total                                 $ 42,263     5.82   $ 63,834     6.00    $ 3,062      6.38   $ 9,703      6.53    $118,862
                                        ======              ======               =====               =====               =======
Held-to-Maturity ("HTM")              $ 18,738     5.49%  $ 36,621     5.82%   $ 3,062      6.38%  $ 6,144      6.49%   $ 64,565
Available-for-Sale ("AFS")              23,525     6.08     27,213     6.23        -0-       --      3,559      6.60      54,297


The yield on the investment securities portfolio of the Corporation at December 31, 1995 was 6.01% and the weighted average life of the portfolio on that date was approximately 2.3 years. At December 31, 1994, the yield of the portfolio was 5.82% and the weighted average life was 2.4 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 1995 and 1994. As of December 31, 1995, there was a net unrealized gain of $713,000 in the portfolio of which $506,000 related to Available-or-Sale securities, or
 .9% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                                               December 31,
                                               ----------------------------------------------------------------------------
                                                1995               1994            1993              1992              1991
                                               ------             ------          ------            ------            ------
U.S. Treasury Securities                    $   78,981        $   85,601       $   78,746          $ 62,526          $ 42,217
U.S. Government Agencies
 and Corporations                               26,922            18,277           21,769            23,057            35,696
U.S. Government Agency
 Mortgage Backed Securities                     13,141            10,196           10,830             9,057             4,889
Obligations of States and
 Political Subdivisions                             70               394              716             1,142             1,704
Federal Reserve Stock                              254               254              254               254               252
                                               -------           -------          -------            ------            ------
         Total                               $ 119,368         $ 114,722        $ 112,315          $ 96,036          $ 84,758
                                               =======           =======          =======            ======            ======

In 1995, approximately $3 million of investment securities were sold, resulting in a net loss on sale of securities of $10,000. The proceeds from the sale of these securities were reinvested in securities that provided a higher yield on investment and will result in a recovery of the net loss in a relatively short period of time. Management of the Corporation views these trades as an opportunity to increase the earnings capacity of the Corporation into the future.

LOANS. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                               December 31,
                          -----------------------------------------------------------------------------------------------
                            % of              % of              % of               % of              % of
                            1995    Total     1994     Total    1993     Total     1992     Total    1991      Total
                          --------  -----   --------   -----  --------   -----   --------   -----   --------   -----
Commercial                $ 81,542  45.7%   $ 69,610    50.1% $ 61,638    48.4%  $ 57,126   45.8%   $ 53,141    44.0%
Real Estate Mortgage        64,200  36.0      51,684    37.2    46,558    36.6     50,983   40.8      50,820    42.2
Real Estate Construction    10,189   5.7       3,656     2.6     3,019     2.4      2,599    2.1       3,892     3.2
Loans to Individuals,
  Net of Unearned
  Discount                  22,562  12.6      14,016    10.1    16,035    12.6     14,135    11.3     12,824    10.6
                          --------  -----    -------   -----   -------   -----    -------   ------   -------   -----
Total Loans Net of
  Unearned Income         $178,493  100.0%  $138,966   100.0% $127,250   100.0%  $124,843   100.0%  $120,677   100.0%
                          ========          ========          ========           ========           ========

The preceding loan distribution table reflects that total loans increased $39.5 million (28.4%) between year-end 1994 and 1995. Although this increase was significantly above the increase in recent years, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 1995, loans were 57.6% of deposits compared to 53.5% at the previous year-end.

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

A significant portion of the $64 million real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 1995 approximately $38 million of loans, approximately 60% of the real estate portfolio, had been made for this purpose. Also approximately 41% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms and/or rate adjustment clauses.

The following table presents commercial and real estate construction loans at December 31, 1995, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                                                          Over
                                                                        One Year
                                                     One Year            Through           Over Five
                                                      or Less          Five Years            Year              Total
                                                     ---------         ----------          ---------          -------
Commercial                                           $ 70,002           $ 10,968             $ 572          $ 81,542
Real Estate Construction                                8,494              1,695               -0-            10,189
                                                       ------             ------               ---            ------
         Totals                                      $ 78,496           $ 12,663             $ 572          $ 91,731
                                                       ======             ======               ===            ======

Of the loans maturing after one year $12,858,000 have fixed rates of interest and $377,000 have variable rates of interest.

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

The following table represents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):


                                                                     Years Ended December 31,
                                          ------------------------------------------------------------------------
                                            1995              1994            1993               1992               1991
                                          --------          --------        --------           --------           --------
Average Loans Outstanding                 $156,374          $132,079        $127,375           $122,398           $121,070
                                          ========          ========        ========           ========           ========
Analysis of Allowance for
 Loan Losses:
    Balance, Beginning of Year            $  2,410          $  2,594        $  2,810           $  2,934           $  3,276
Charge-Offs:
 Commercial                                    321               101             142                507              1,228
 Real Estate Mortgage                          -0-               180             173                419                390
 Real Estate Construction                      -0-              -0-             -0-                -0-                 300
 Loans to Individuals                           26                32             134                 33                 51
                                           -------          --------        --------           --------           --------
    Total Charge-Offs                          347               313             449                959              1,969
                                           -------          --------        --------           --------           --------
Recoveries:
 Commercial                                     74               129             136                348                206
 Real Estate Mortgage                          114                79              63                 58                 45
 Real Estate Construction                      -0-              -0-             -0-                -0-                -0-
 Loans to Individuals                           13                35              11                  8                 19
                                           -------          --------        --------           --------           --------
     Total Recoveries                          201               243             210                414                270
                                           -------          --------        --------           --------           --------
Net Charge-Offs                                146                70             239                545              1,699
                                           -------          --------        --------           --------           --------
Provision Charged (Credited)
 to Operating Expense                          236              (114)             23                421              1,357
                                           -------           -------         -------            -------            -------
Balance, End of Year                      $  2,500          $  2,410        $  2,594           $  2,810           $  2,934
                                            ======            ======         =======            =======            =======
Ratio of Net Charge-Offs
  to Average Loans Outstanding                 .09%              .05%            .19%              .45%              1.40%
                                            ======            ======          ======            ======             ======

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                                              December 31,
                                                  ---------------------------------------------------------------------
                                                  1995           1994             1993            1992            1991
                                                --------        -------          -------         -------         -------
Total Loans                                     $ 178,493      $ 138,966        $ 127,250      $ 124,843        $ 120,677
Allowance for Loan Losses                           2,500          2,410            2,594          2,810            2,934
Allowance for Loan Losses
     as a Percent of Total Loans                    1.40%           1.73%           2.04%           2.25%           2.43%
Allowance for Loan Losses As
     a Percent of Non-Performing Loans            252.0           375.0           174.0           190.0            54.0

Net charge-offs increased to $146,000 in 1995 from $70,000 in 1994. Net charge-offs on commercial loans were $247,000 while real estate mortgages experienced a net recovery of $114,000. The increase in provision for loan losses in 1995 over 1994 recognizes the Corporation's loan growth and a modest level of loan charge-offs for the year.

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands):

                                                                      December 31,
                             -----------------------------------------------------------------------------------------------
                                  1995               1994                 1993                1992               1991
                             --------------     --------------      ----------------     --------------     ---------------
                                      %                   %                    %                   %                 %
                             Amount   Total     Amount    Total     Amount     Total     Amount    Total    Amount   Total
                             ------   -----     ------    -----     ------     -----     ------    -----    ------   -----
Allowance For
 Loan Losses:
 Commercial                  $1,249    50.0%    $  953     39.5%    $  983      37.9%    $  803     28.6%   $  922   31.4%
 Real Estate Mortgage           524    21.0        648     26.9        796      30.7        729     25.9       559   19.1
 Real Estate
  Construction                   63     2.5         28      1.2         37       1.4        143      5.1       283    9.6
 Loans to Individuals           132     5.3        198      8.2        169       6.5        155      5.5        49    1.7
 Unallocated Portion            532    21.2        583     24.2        609      23.5        980     34.9     1,121   38.2
                             ------   -----     ------    -----     ------     -----     ------    -----    ------   -----
   Total                     $2,500   100.0%    $2,410    100.0%    $2,594     100.0%    $2,810    100.0%   $2,934   100.0%
                             ======   =====     ======    =====     ======     =====     ======    =====    ======   =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 1995, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance.

NON-PERFORMING ASSETS. Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate. Non-accrual loans are those on which the accrual of interest has been suspended and on which the interest is recorded as earned when it is received. Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more, and the loan is not both well-secured and in the process of collection, or immediately, if in the opinion of management, full collection of principal or interest is doubtful. At the time a loan is placed on non-accrual status, interest previously recorded but not collected is reversed and charged against current interest income.

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

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):

                                                                         December 31,
                                        -------------------------------------------------------------------------------
                                            1995               1994              1993               1992             1991
                                           ------             ------            ------             ------           ------
Non-accrual Loans                       $    990           $    643            $ 1,471             $ 1,344         $ 5,017
Renegotiated Loans                           -0-                -0-                 18                 134             452
Other Real Estate                            113                649                615               1,541           3,900
                                           -----              -----              -----               -----           -----
  Total Non-Performing
    Assets                               $ 1,103            $ 1,292            $ 2,104             $ 3,019         $ 9,369
                                           =====              =====              =====               =====           =====
As a Percent of:
  Total Assets                               .31%               .45%               .75%               1.13%           3.65%
  Total Loans and Other
    Real Estate                              .62                .93               1.65                2.39            7.52
Loans Past Due 90 Days or
    More and Still Accruing               $  -0-             $   32             $   41             $ 1,379          $    1


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

Non-accrual loans at December 31, 1995, were comprised of $831,000 in commercial loans, $157,000 in real estate mortgages, $2,000 in loans to individuals.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                                              Years Ended December 31,
                                            ------------------------------------------------------------
                                             1995         1994         1993         1992          1991
                                             ----         ----         ----         ----          ----
Gross Amount of Interest
 That Would Have Been
 Recorded at Original Rate                   $ 102        $ 35         $ 165        $ 147         $ 481
Interest Included in Income                     42          25            41           44            38
                                               ---          --           ---          ---           ---
   Interest Not Recorded
     in Income                               $  60        $ 10         $ 124        $ 103         $ 443
                                               ---          --           ---          ---           ---


Loans of each Subsidiary Bank are graded on a system similar to that used by the regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are normally fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard", which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral. The last level of criticized loans, before they are charged off, is "Doubtful". Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.

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

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                                                         December 31,
                                            -----------------------------------------------------------------------
                                               1995          1994           1993            1992           1991
                                              ------        -------        ------          ------         ------
Non-Performing Loans                         $   990        $   643       $ 1,489         $ 1,478        $ 5,469
Criticized Loans                               7,621          4,497         5,920           6,742          8,999
Allowance for Loan Losses                      2,500          2,410         2,594           2,810          2,934
Allowance for Loan Losses
  as a Percent of:
       Non-Performing Loans                    252.0%         375.0%        174.0%          190.0%          54.0%
       Criticized Loans                         33.0           54.0          44.0            42.0           33.0

The increase in criticized loans at December 31, 1995 primarily relates to three credits that are currently paying, but may require an extension of payment terms.

Independent third party loan reviews of the Subsidiary Banks were completed in mid to late 1995. Based on the findings of these reviews the Subsidiary Banks appear to be adequately reserved.

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

                                                    1995                      1994                       1993
                                            ---------------------      --------------------       -------------------
                                             Amount     Rate Paid       Amount    Rate Paid        Amount   Rate Paid
                                            --------    ---------      --------   ---------       --------  ---------
Noninterest-Bearing Demand Deposits         $ 74,024                   $ 64,431                   $ 56,101
Interest-Bearing Deposits:
Interest-Bearing Transaction
  Accounts                                   103,932       3.40%        102,199      2.64%          96,421     2.46%
Savings                                       25,792       3.63          18,435      2.53           16,718     2.55
Savings Certificates - Time                   47,527       4.82          47,102      3.36           50,238     3.32
Certificates of Deposit
  Greater Than $100,000                       23,421       4.98          21,976      3.46           22,060     3.09
Other Time Deposits                              254       4.88             232      3.29              205     2.93
                                             -------                    -------                    -------
     Total Interest-Bearing Deposits         200,926                    189,944      2.90          185,642     2.77
                                            --------                   --------                   --------
        Total Deposits                      $274,950                   $254,375                   $241,743
                                             =======                    =======                    =======

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1995, 1994 and 1993 is presented below (in thousands):

Maturity                                    1995             1994            1993
--------                                  --------         --------        --------
3 months or less                          $ 12,023         $ 14,558        $ 12,107
3 to 6 months                                6,810            4,988           6,829
6 to 12 months                               5,167            2,884           3,110
Over 12 months                                 551              251             -0-

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

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 1995 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                               Repriced
                                  Due in                                       After 1
                                    30        Due in    Due in      Due in     Total      Year or
                                   Days       31-90     91-180     181 Days    Rate       Non-Rate
                                  Or Less      Days      Days     to One Year  Sensitive  Sensitive   Total
                                  --------   --------   -------   -----------  ---------  ---------  --------
Earning Assets:
 Loans                            $ 94,558   $  8,723   $10,804    $ 19,116    $133,201   $ 45,292   $178,493
 Investment Securities              12,007      7,672    10,854      29,353      59,886     59,482    119,368
 Federal Funds Sold                 25,680       -0-       -0-        -0-        25,680      -0-       25,680
                                  --------   --------   --------   --------    --------   --------   --------
       Total Earning Assets       $132,245   $ 16,395   $ 21,658   $ 48,469    $218,767   $104,774   $323,541
                                   =======    =======    =======    =======     =======    =======    =======
Interest-Bearing Liabilities:
 Interest-Bearing
   Transaction Accounts
     and Savings                  $147,030   $  -0-     $  -0-     $  -0-      $147,030   $  -0-     $147,030
   Certificates of
     Deposits > $100,000             6,058      5,964      6,810      5,167      23,999        552     24,551
   Other Time Deposits               3,738     11,628     13,484     13,702      42,552      6,792     49,334
   Repurchase Agreements            13,528      -0-        -0-        -0-        13,528      -0-       13,528
                                  --------   --------   --------   --------    --------   --------   --------
       Total Interest-
         Bearing Liabilities      $170,354   $ 17,592   $ 20,294   $ 18,869    $227,109   $  7,344   $234,454
                                   =======    =======    =======    =======     =======    =======    =======

Interest Sensitivity Gap          $(38,109)  $ (1,197)  $  1,364   $ 29,600    $ (8,342)  $ 97,430   $ 89,088
                                   =======    =======    =======    =======     =======    =======    =======
Cumulative Gap                    $(38,109)  $(39,306)  $(37,942)  $ (8,342)
                                   =======    =======    =======    =======
Cumulative Gap To
 Total Earning Assets               (11.8%)    (12.1%)    (11.7%)    (2.6%)
Cumulative Gap To
 Total Assets                       (10.7%)    (11.1%)    (10.7%)   (2.3%)

In the preceding table under the "After 1 Year" category, $53,425,000 in investment securities will reprice or mature within one to three years and another $3,698,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.3 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (2.3%) was reversed to a positive 17.7% "beta adjusted" gap position.

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

The following table reflects the spreads and margins for the past three (3) years:

                                                    1995           1994         1993
                                                    ----           ----         ----
Yield on Earning Assets (T/E)                       8.04%          7.03%        7.05%
Cost of Funds                                       3.98           2.92         2.78
Net Interest Spread (T/E)                           4.06           4.11         4.27
Net Interest Margin (T/E)                           5.15           4.85         4.90

CAPITAL RESOURCES. In 1989, the Federal Reserve Board and the Office of the Comptroller of the Currency issued new risk-based capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets.

The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and equity capital plus a portion of the allowance for loan losses, respectively.

The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1993, 1994 and 1995 included unfunded loan commitments and letters of credit.

The minimum ratio for qualifying total capital is 8.00 percent, of which 4.00 percent must be Tier 1 capital.

The Federal Reserve Board and the Comptroller of the Currency also has a capital to total assets (leverage) guideline and transitional capital standards for banking organizations. These guidelines establish a minimum level of Tier 1 capital to total assets of 3 percent. A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general be considered a strong banking organization. Organizations not meeting these characteristics are expected to operate well above these minimum capital standards. Thus, for all but the most highly rated organizations, the minimum Tier 1 leverage ratio is to be 3 percent plus minimum additional cushions of at least 100 to 200 basis points. At the discretion of the regulatory authorities, additional capital may be required.

The table below illustrates the Corporation's  and its Subsidiary
Banks' compliance with the new guidelines as of December 31, 1995
(dollars in thousands):

                                                     The                Summit           Alta Mesa          Camp Bowie
                                                 Consolidated          National          National            National
                                                  Corporation            Bank              Bank                Bank
                                                 -------------         ---------         ---------           --------
Total Assets                                       $ 355,417           $ 170,494          $ 89,300           $ 93,992
Risk Weighted Assets                                 205,071             102,550            46,979             49,554

Equity Capital (Tier 1)                            $  30,125           $  13,678          $  7,048            $ 7,394
Qualifying Allowance For
 Loan Losses                                           2,500               1,165               522                578
                                                      ------             -------            ------              -----
       Total Tier 2 Capital                        $  32,625           $  14,843          $  7,570            $ 7,972
                                                      ======              ======             =====              =====

Leverage Ratio                                         8.58%               8.02%             7.89%              7.87%
Risk Capital Ratio:
 Tier 1                                               14.69%              13.34%            15.00%             14.92%
 Total Tier 2                                         15.91               14.47             16.11              16.09

As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 1995.

Also, as of December 31, 1995, the Corporation and its Subsidiary
Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA").

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 1995, federal funds sold and investment securities maturing within 90 days represented $45.3 million or 12.8% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serve as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 91% of total deposits at December 31, 1995, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:            PAGE
-----------------------------------------------------            ----
Independent Auditor's Report                                      28

Consolidated Balance Sheets of Summit Bancshares, Inc.
    and Subsidiaries as of December 31, 1995 and 1994             29

Consolidated Statements of Income of Summit Bancshares, Inc.
    and Subsidiaries for the Years Ended December 31, 1995,
    1994 and 1993                                                 30

Statements of Changes in Shareholders' Equity of Summit
    Bancshares, Inc. and Subsidiaries for the Years Ended
    December 31, 1995, 1994 and 1993 (Consolidated and
    Parent Company Only)                                          31

Consolidated Statement of Cash Flows of Summit Bancshares,
    Inc. and Subsidiaries for the Years Ended December 31,
    1995, 1994 and 1993                                           32

Notes to Financial Statements                                   33-49

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1995, in conformity with generally accepted accounting principles.


/s/ STOVALL, GRANDEY, & WHATLEY


Fort Worth, Texas
January 22, 1996

                                         SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                                                                   DECEMBER 31,
                                                                                          ------------------------------
ASSETS                                                                                       1995                 1994
                                                                                          ---------             --------
                                                                                                  (In Thousands)
CASH AND DUE FROM BANKS                                                                  $   22,480           $   18,420
FEDERAL FUNDS SOLD                                                                           25,680                9,740
INVESTMENT SECURITIES - NOTE 2
   (Market value of $119,575,000 in 1995
      and $112,498,000 in 1994)                                                             119,368              114,722
LOANS - NOTE 3
   Loans, Net of Unearned Discount                                                          178,493              138,966
      Allowance for Loan Losses                                                              (2,500)              (2,410)
                                                                                            -------               ------
           LOANS, NET                                                                       175,993              136,556

PREMISES AND EQUIPMENT, NET - NOTE 4                                                          7,157                6,602
ACCRUED INCOME RECEIVABLE                                                                     3,288                2,732
OTHER REAL ESTATE - NOTE 5                                                                      113                  649
OTHER ASSETS - NOTE 9                                                                         1,338                1,590
                                                                                            -------              -------
TOTAL ASSETS                                                                              $ 355,417            $ 291,011
                                                                                            =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
   Noninterest-Bearing Demand                                                            $   89,184           $   72,992
   Interest-Bearing                                                                         220,925              186,547
                                                                                            -------              -------
      TOTAL DEPOSITS                                                                        310,109              259,539

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                               13,528                4,528
NOTE PAYABLE - NOTE 7                                                                           -0-                  250
ACCRUED INTEREST PAYABLE                                                                        635                  487
OTHER LIABILITIES                                                                             1,020                  873
                                                                                              -----                -----
      TOTAL LIABILITIES                                                                     325,292              265,677
                                                                                            -------              -------
COMMITMENTS AND CONTINGENCIES - NOTES 4, 7, 12, 17 and 18

SHAREHOLDERS' EQUITY - NOTES 11, 13, 19 and 20
   Common Stock - $1.25 par value; 20,000,000 shares authorized;
      3,149,886 and 1,578,723 shares issued and outstanding
      at December 31, 1995 and 1994, respectively                                             3,937                1,973
   Capital Surplus                                                                            4,109                6,047
   Retained Earnings                                                                         21,745               18,187
   Unrealized Gain (Loss) on Investment Securities Available-for-Sale,
      Net of Tax                                                                                334                 (873)
                                                                                             ------               ------
          TOTAL SHAREHOLDERS' EQUITY                                                         30,125               25,334
                                                                                             ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 355,417            $ 291,011
                                                                                            =======              =======


The accompanying Notes should be read with these financial statements.

                                         SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                    1995           1994          1993
                                                                                  --------       --------      --------
                                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME
   Interest and Fees on Loans                                                     $ 15,331      $ 11,455      $ 10,805
   Interest and Dividends on Investment Securities:
      Taxable                                                                        6,479         6,042         5,693
      Exempt from Federal Income Taxes                                                  23            32            60
   Interest on Federal Funds Sold                                                    1,096           614           535
   Interest on Time Deposits with Banks                                                -0-           -0-             2
                                                                                    ------        ------        ------
          TOTAL INTEREST INCOME                                                     22,929        18,143        17,095
                                                                                    ------        ------        ------
INTEREST EXPENSE
   Interest on Deposits - NOTE 6                                                     7,936         5,510         5,149
   Interest on Securities Sold Under
      Agreements to Repurchase                                                         340            91            49
   Interest on Notes Payable - NOTE 7                                                    1            24            37
                                                                                    ------        ------        ------
          TOTAL INTEREST EXPENSE                                                     8,277         5,625         5,235
                                                                                    ------        ------        ------
          NET INTEREST INCOME                                                       14,652        12,518        11,860

LESS: PROVISION (CREDIT) FOR LOAN LOSSES - NOTE 3                                      236          (114)           23
                                                                                    ------        ------        ------
          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                                 14,416        12,632        11,837
                                                                                    ------        ------        ------
NON-INTEREST INCOME
   Service Charges and Fees on Deposits                                              1,525         1,548         1,643
   Gain (Loss) on Sale of Investment Securities                                        (10)         (152)            3
   Other Income                                                                      1,239         1,181         1,212
                                                                                    ------        ------        ------
          TOTAL NON-INTEREST INCOME                                                  2,754         2,577         2,858
                                                                                    ------        ------        ------
NON-INTEREST EXPENSE
   Salaries and Employee Benefits                                                    5,903         5,212         4,824
   Occupancy Expense - Net                                                             712           646           706
   Furniture and Equipment Expense                                                     691           547           489
   Other Real Estate Owned Expense - Net                                               (99)          (41)          303
   Other Expense - NOTE 8                                                            2,766         2,711         2,833
                                                                                    ------        ------        ------
          TOTAL NON-INTEREST EXPENSE                                                 9,973         9,075         9,155
                                                                                    ------        ------        ------
          INCOME BEFORE INCOME TAXES                                                 7,197         6,134         5,540

APPLICABLE INCOME TAXES - NOTE 9                                                     2,468         2,094         1,809
                                                                                    ------        ------        ------
          NET INCOME                                                              $  4,729      $  4,040      $  3,731
                                                                                    ======        ======        ======

          NET INCOME PER SHARE - NOTE 13                                          $   1.51      $   1.29      $   1.21
                                                                                    ======         =====        ======


The accompanying Notes should be read with these financial statements.

                                         SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               CONSOLIDATED AND COMPANY ONLY
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                   Unrealized
                                                                                 Gain (Loss) on
                                  Common Stock          Capital     Retained       Investment       Treasury
                             Shares         Amount      Surplus     Earnings    Securities - Net      Stock       Total
--------------------------------------------------------------------------------------------------------------
                                                  (Dollars in Thousands, Except Per Share Data)
BALANCE AT
JANUARY 1, 1993              1,543,584     $ 1,929      $ 5,929     $ 11,643         $ -0-           $ -0-     $ 19,501

Stock Options
 Exercised                      15,740          20           58                                                      78

Cash Dividend -
 $.1075 Per Share                                                       (332)                                      (332)

Net Income for
 Year Ended 1993                                                       3,731                                      3,731
                             ---------     -------        ------      ------         -----            -----      ------
BALANCE AT
DECEMBER 31, 1993            1,559,324       1,949         5,987      15,042           -0-             -0-       22,978

Stock Options
 Exercised                      39,289          49           60                                                     109

Purchases of Stock Held
 in Treasury                                                                                          (353)        (353)

Retirement of Stock
 Held in Treasury              (19,890)        (25)                     (328)                          353          -0-
Cash Dividend -
 $.18 Per Share                                                         (567)                                      (567)

Securities Available-
 for-Sale Adjustment                                                                 (873)                         (873)

Net Income for
 Year Ended 1994                                                       4,040                                      4,040
                             ---------     -------       -------      ------       ------           ------       ------
BALANCE AT
DECEMBER 31, 1994            1,578,723        1,973        6,047      18,187         (873)             -0-       25,334

Stock Options Exercised         19,000          24            31                                                     55

Purchases of Stock Held
 in Treasury                                                                                          (508)        (508)

Retirement of Stock
 Held in Treasury              (22,780)        (29)                     (479)                          508          -0-

Two-for-One Stock Split      1,574,943       1,969       (1,969)                                                    -0-

Cash Dividend -
 $.22 Per Share                                                         (692)                                      (692)

Securities Available-
 for-Sale Adjustment                                                                1,207                         1,207

Net Income for
 Year Ended 1995                                                       4,729                                      4,729
                             ---------     ------         ------      -------       ------           ------      ------
BALANCE AT
DECEMBER 31, 1995            3,149,886     $ 3,937       $ 4,109    $ 21,745      $   334         $    -0-     $ 30,125
                             =========      ======         =====      ======        =====            ======      ======

The accompanying Notes should be read with these financial statements.

                                         SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)                                                                   YEAR ENDED DECEMBER 31,
----------------------                                                          -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                              1995            1994            1993
                                                                                  -----           ----            ----
  Net Income                                                                  $    4,729         $ 4,040      $    3,731
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                                                  652            545             498
      Net Premium Amortization of Investment Securities                              445            831             896
      Provision (Credit) for Loan Losses                                             236           (114)             23
      Net Increase in Deferred Income Taxes                                           68            248             230
      (Gain) Loss on Sale of Investment Securities                                    10            152               (3)
      Writedown of or Provision for Other Real Estate                                 12            -0-              261
      Net Gain From Sale of Other Real Estate                                        (78)           (55)             (21)
      Net (Gain) Loss on Sale of Premises and Equipment                              -0-              2             (106)
      Increase in Accrued Income and Other Assets                                 (1,044)          (692)            (343)
      Increase (Decrease) in Accrued Expenses and Other Liabilities                  297            (20)             140
                                                                                  ------         ------           ------
                 TOTAL ADJUSTMENTS                                                   598            895            1,575
                                                                                  ------         ------           ------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                         5,327          4,935            5,306
                                                                                  ------         ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (Increase) Decrease in Federal Funds Sold                                  (15,940)        10,010           (2,075)
  Proceeds from Matured and Prepaid Investment Securities                                                         31,431
    -   Held-to-Maturity                                                          21,154         11,453
    -   Available-for-Sale                                                        12,703         17,047
  Proceeds from Sales of Investment Securities                                     2,969         26,885            1,110
  Purchase of Investment Securities                                                                              (49,713)
    -   Held-to-Maturity                                                         (27,616)       (19,126)
    -   Available-for-Sale                                                       (12,482)       (40,972)
  Loans Originated and Principal Repayments, Net                                 (39,724)       (12,314)          (2,935)
  Recoveries of Loans Previously Charged-Off                                         201            243              210
  Proceeds from Sale of Premises and Equipment                                       -0-             29              170
  Proceeds from Sale of Other Real Estate                                            502            548              662
  Purchases of Premises and Equipment                                             (1,207)          (802)            (660)
                                                                                 -------         ------          -------
                 NET CASH USED BY INVESTING ACTIVITIES                           (59,440)        (6,999)         (21,800)
                                                                                 -------         ------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Demand Deposits, Savings
    Accounts and Interest Bearing Transaction Accounts                            45,230          7,564           15,702
  Net Increase (Decrease) in Certificates of Deposit                               5,338         (2,175)          (4,481)
  Net Increase (Decrease) in Repurchase Agreements                                 9,000          2,849             (450)
  Principal Payments on Notes Payable                                               (250)          (250)            (250)
  Payments of Cash Dividends                                                        (692)          (567)            (332)
  Proceeds from Stock Options Exercised                                               55            109               78
  Purchase of Treasury Stock                                                        (508)          (353)             -0-
                                                                                  ------         ------           ------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                        58,173          7,177           10,267
                                                                                  ------         ------           ------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                 4,060          5,113           (6,227)
                                                                                  ------         ------           ------
CASH AND DUE FROM BANKS - BEGINNING OF YEAR                                       18,420         13,307           19,534
                                                                                  ------         ------           ------
CASH AND DUE FROM BANKS - END OF YEAR                                          $  22,480      $  18,420        $  13,307
                                                                                  ======         ======           ======

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                               $    8,129     $    5,516       $    5,297
  Income Taxes Paid                                                                2,410          1,825            1,597
  Other Real Estate Acquired in Settlement of Loans                                  -0-            528              184
  Bank Financed Sales of Other Real Estate                                           100            234               60


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

Cash and Due From Banks
The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their level of deposits. During 1995 the average cash balance maintained at the Federal Reserve Bank was approximately $8,200,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $5,098,000 in 1995.

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

As a result of the adoption of this statement, the Corporation transferred, as of January 1, 1994, securities with a fair value of $60,413,965 to the available-for-sale classification and the net after tax excess of fair value over amortized cost of $592,970 was recorded in a separate component of shareholders' equity. The prior years' financial statements have not been restated in accordance with the provisions of the pronouncement. The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification.

All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method and the gain or loss is recorded in non-interest income. Income earned on the Corporation's investments in securities of state and political subdivisions is not taxable.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding. Generally, loan origination and commitment fees are recognized at the time of funding and are considered adjustments to interest income. Related direct costs are not separately allocated to loans but are charged to non-interest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial statements. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off.
When loans are placed on non-accrual all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for loan losses related to any loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

The allowance for loan losses is comprised of amounts charged against income in the form of the provision for loan losses as determined by management. Management's evaluation is based on a number of factors, including the Subsidiary Banks' loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management's continuing review of nonperformance loans and its evaluation of the quality of the loan portfolio. Loan balances are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

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

STATE INCOME TAXES
The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law passed by the Texas Legislature in 1991, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in any of the reported years.

CASH AND CASH EQUIVALENTS
For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks".

RECLASSIFICATION
Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.


NOTE 2 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                        December 31, 1995
                                               -------------------------------------------------------------------
                                                                     Gross              Gross
                                                 Amortized        Unrealized         Unrealized           Fair
                                                   Cost              Gains             Losses             Value
                                                 ---------         ---------          ---------         ---------
Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                       $   32,086           $  285            $  (119)        $   32,252
 U.S. Government Agencies
   and Corporations                                 23,355               66                 (9)            23,412
 U.S. Government Agency
   Mortgage Backed Securities                        9,054               23                (40)             9,037
 Obligations of States and
   Political Subdivisions                               70                1                -0-                 71
                                                   -------            -----              -----            -------
       Total Held-to-Maturity Securities            64,565              375               (168)            64,772
                                                   -------            -----              -----            -------

Investment Securities - Available-for-Sale
 U.S. Treasury Securities                           46,501              445                (51)            46,895
 U.S. Government Agencies
   and Corporations                                  3,493               78                 (4)             3,567
 U.S. Government Agency
   Mortgage Backed Securities                        4,049               47                 (9)             4,087
 Federal Reserve Bank Stock                            254              -0-                -0-                254
                                                   -------             ----               ----            -------
       Total Available-for-Sale Securities          54,297              570                (64)            54,803
                                                   -------             ----               ----            -------
          Total Investment Securities            $ 118,862            $ 945             $ (232)         $ 119,575
                                                   =======             ====               ====            =======

In the above schedule, the AMORTIZED cost of Total Held-to-Maturity Securities of $64,565,000 and the estimated FAIR VALUE of Total
Available-for-Sale Securities of $54,803,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1995 for a total of $119,368,000. A net unrealized gain of $506,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

                                     -35-

                                                                        December 31, 1995
                                               -------------------------------------------------------------------
                                                                     Gross              Gross
                                                 Amortized        Unrealized         Unrealized           Fair
                                                   Cost              Gains             Losses             Value
                                                 ---------         ---------          ---------         ---------
Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                        $  38,200            $ 15            $ (1,376)         $  36,839
 U.S. Government Agencies
   and Corporations                                 15,291               6                (436)            14,861
 U.S. Government Agency
   Mortgage Backed Securities                        6,552             -0-                (440)             6,112
 Obligations of States and
   Political Subdivisions                              394               7                 -0-                401
                                                   -------             ---              ------            -------
       Total Held-to-Maturity Securities            60,437              28              (2,252)            58,213
                                                   -------             ---              ------            -------

Investment Securities - Available-for-Sale
 U.S. Treasury Securities                           48,573               8              (1,180)            47,401
 U.S. Government Agencies
   and Corporations                                  3,033               1                 (48)             2,986
 U.S. Government Agency
   Mortgage Backed Securities                        3,748               3                (107)             3,644
 Federal Reserve Bank Stock                            254             -0-                 -0-                254
                                                   -------             ---              ------            -------
       Total Available-for-Sale Securities          55,608              12              (1,335)            54,285
                                                   -------             ---              ------            -------
          Total Investment Securities            $ 116,045            $ 40            $ (3,587)         $ 112,498
                                                   =======             ===              ======            =======

In the above schedule, the AMORTIZED COST of Total Held-to-Maturity Securities of $60,437,000 and the estimated FAIR VALUE of Total Available-for-Sale Securities of $54,285,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1994 for a total of $114,722,000. A net unrealized loss of $1,323,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 1995, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                          December 31, 1995
                                                ---------------------------------------------------------------------
                                                     Held-to-Maturity                                  Available-for-Sale
                                                --------------------------             -----------------------------
                                                Amortized           Fair                 Amortized            Fair
                                                  Cost              Value                  Cost              Value
                                                ---------         ---------             ----------         ----------
Due in One Year or Less                          $ 18,738          $ 18,730              $ 23,525           $ 23,627
Due after One Year
  through Five Years                               36,621            36,810                27,213             27,585
Due after Five Years
  through Ten Years                                 3,062             3,069                   -0-                -0-
Due after Ten Years                                 6,144             6,163                 3,559              3,591
                                                   ------            ------                ------             ------
Total                                            $ 64,565          $ 64,772              $ 54,297           $ 54,803
                                                   ======            ======                ======             ======


Included in the investment securities is $9,449,000 and $6,015,000 at December 31, 1995 and December 31, 1994, respectively, of mortgage-backed securities having stated maturities after the year 2000. The estimated maturities on these securities are between two and twelve years as of December 31, 1995, based on estimated prepayments of the underlying mortgages.

Investment securities with carrying values of $25,214,000 and $14,712,000 at December 31, 1995 and 1994, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $25,265,000 and $14,106,000 at December 31, 1995 and 1994, respectively.

                                    -36-

Proceeds from sales of investment securities were $2,969,000 during 1995, $26,885,000 during 1994 and $1,110,000 during 1993. In 1995, a loss from sale of securities of $10,000 was realized. Gross losses of $184,000 were realized in 1994, but were partially offset by gross gains of $32,000. Gross gains of $3,000 were realized on sales for 1993. Of the total amount of proceeds from securities sales in 1995 and 1994 all were from sales of securities included in the Available-for-Sale category.

The Corporation or Subsidiaries do not own any investment securities of any one issuer of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1995 and 1994, respectively.


NOTE 3 - Loans and Allowance For Loan Losses

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                                                      December 31,
                                                     ----------------------------------------
                                                         1995                        1994
                                                      -----------                 -----------
Commercial                                            $   81,542                  $   69,610
Real Estate Mortgage                                      64,200                      51,684
Real Estate Construction                                  10,189                       3,656
Loans to Individuals, Less Unearned Discount              22,562                      14,016
                                                         -------                     -------
                                                         178,493                     138,966
Allowance for Loan Losses                                 (2,500)                     (2,410)
                                                         -------                     -------
                Loans, Net                             $ 175,993                   $ 136,556
                                                         =======                     =======

At December 31, 1995, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $164,000 (of which $164,000 were on non-accrual status). The related allowance for loan losses for these loans was $96,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $409,000. For this period the Corporation recognized no interest income on these impaired loans.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $990,000 and $643,000 at December 31, 1995 and 1994, respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $102,000 for 1995, $35,000 for 1994 and $165,000 for
1993. Interest income on those loans included in net income was $42,000 for 1995, $25,000 for 1994 and $41,000 for 1993.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                      Year Ended December 31,
                                                              -------------------------------------------------
                                                            1995                1994                1993
                                                          --------            --------            --------
Balance, Beginning of Year                                $ 2,410             $ 2,594             $ 2,810
Provision, Charged (Credited) to Income                       236                (114)                 23

Loans Charged Off                                            (347)               (313)               (449)
Recoveries of Loans Previously
  Charged Off                                                 201                 243                 210
                                                             ----                ----                ----
       Net Charge-Offs                                       (146)                (70)               (239)
                                                            -----               -----               -----
Balance, End of Year                                      $ 2,500             $ 2,410             $ 2,594
                                                            =====               =====               =====

                                      -37-


NOTE 4 - Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                              December 31,
                                                             ----------------------------------------------
                                                                 1995             1994              1993
                                                               --------         --------          --------
Land                                                          $   1,279        $   1,264         $   1,179
Buildings and Improvements                                        7,115            6,742             6,563
Furniture & Equipment                                             5,051            4,470             4,087
                                                                 ------           ------            ------
         Total Cost                                              13,445           12,476            11,829

Less:  Accumulated Amortization and Depreciation                  6,288            5,874             5,453
                                                                 ------           ------            ------
         Net Book Value                                        $  7,157         $  6,602          $  6,376
                                                                 ======           ======            ======

Depreciation and amortization charged to expense amounted to $652,000, $545,000 and $498,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Alta Mesa National Bank owns the land upon which the Corporation built the Alta Mesa National Bank building and a reciprocal lease arrangement exists between the two companies. The Corporation has a "ground lease" with Alta Mesa National Bank whereby the Corporation pays Alta Mesa National Bank $5,600 per month and Alta Mesa National Bank has a "premise lease" with the Corporation whereby Alta Mesa National Bank pays the Corporation $14,288 per month. Rental receipts and expenses from these leases are eliminated in consolidation. The Alta Mesa National Bank building was leased to 100% capacity in 1993 and to 98% capacity in 1994 and 1995.

Camp Bowie National Bank owns its bank premises, and, therefore, it has no operating leases.

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

The Northeast Branch of Summit National Bank has an operating lease for its premises that expires in May 1998 and contains an option to lease for one additional three (3) year term.

Rental income and expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                                                                              December 31,
                                                             ----------------------------------------------
                                                                 1995             1994              1993
                                                               --------         --------          --------
Total Rental Income                                               $ 318            $ 329             $ 330
Less: Rental Expense                                                240              178               150
                                                                    ---              ---               ---
         Net Rental Income                                       $   78            $ 151             $ 180
                                                                    ===              ===               ===

Assuming the renewal of the leases in the preceding schedule, the approximate future minimum total rental expense per year for each of the next five (5) years is $214,000 which aggregates $1,093,000.

NOTE 5 - Other Real Estate

The carrying value of other real estate was as follows ( in thousands):

                                                                              December 31,
                                                             ----------------------------------------------
                                                                 1995             1994              1993
                                                               --------         --------          --------
Other Real Estate                                                $ 148            $ 684            $  894
Valuation Reserve                                                  (35)             (35)             (279)
                                                                   ---              ---               ---
Net Other Real Estate                                            $ 113            $ 649            $  615
                                                                   ===              ===               ===

Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                              December 31,
                                                             ----------------------------------------------
                                                                 1995             1994              1993
                                                               --------         --------          --------
Balance, Beginning of Year                                      $  35            $  279            $  299
Provisions Charged to Income                                      -0-               -0-               203
Reductions from Sales                                             -0-              (244)             (223)
                                                                   --               ---              ----
Balance, End of Year                                            $  35            $   35            $  279
                                                                   ==               ===              ====

In addition to the above provisions, direct writedowns of other real estate charged to income were: 1995 - $12,000 and 1993 - $58,000.
There were no direct writedowns of other real estate during 1994.


NOTE 6 - Deposits and Related Expense

At December 31, 1995, 1994 and 1993, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                                     Deposits                                Interest Expense
                                            -----------------------------------     ----------------------------------
                                          1995         1994         1993              1995         1994         1993
                                        --------     --------     --------          --------     --------     --------
Noninterest-Bearing
   Demand Deposits                     $  89,184    $  72,992    $  61,165

Interest-Bearing Deposits:
   Interest-Bearing
       Transaction Accounts              110,160      100,417      103,940           $ 3,532      $ 2,694     $ 2,370
   Savings                                36,870       17,677       18,425               937          467         426
   Savings Certificates - Time            49,005       45,537       48,346             2,290        1,582       1,664
   Certificates of Deposit
       $100,000 or More                   24,551       22,681       22,046             1,165          759         681
   Other                                     339          235          229                12            8           8
                                         -------      -------      -------             -----        -----       -----
   Total                                 220,925      186,547      192,986           $ 7,936      $ 5,510     $ 5,149
                                         -------      -------      -------             =====        =====       =====
Total Deposits                         $ 310,109    $ 259,539    $ 254,151
                                         =======      =======      =======


The Corporation has no brokered deposits and there are no major concentrations of deposits.

NOTE 7 - Notes Payable

The following is a summary of Notes Payable (in thousands):

                                                                                               December 31,
                                                                                    --------  ---------------  --------
                                                                                      1995                       1994
                                                                                    --------                   --------
Parent Company secured borrowing from a bank that
was paid in full on January 17, 1995                                                $   -0-                    $    250

Parent Company secured note with Summit National
Bank and is to be repaid in monthly installments of $14,000.
The note matures December 15, 1999 and the interest rate
is adjusted annually on the anniversary date.  This note is
secured by the Alta Mesa National Bank Office Building which had a carrying value of $1,774,315 at December 31, 1995.
The interest rate at December 31, 1995 was 8.75%.                                     1,031                       1,106
                                                                                     ------                     -------
        Total Notes Payable                                                           1,031                       1,356

        Less Current Maturities                                                          81                         326
                                                                                     ------                     -------

            Long-Term Debt                                                           $  950                     $ 1,030
                                                                                     ======                     =======



The note payable to Summit National Bank is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements.

The fair value of the notes payable is their carrying value since the bank note was a variable rate loan and the Summit National Bank note adjusts its rate annually in December of each year at Summit National Bank's prime rate.

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


NOTE 8 - Other Non-Interest Expense

The significant components of other non-interest expense are presented below (in thousands):

                                                                              Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                         1995                       1994                        1993
                                                      --------                    --------                    -------
Business Development                                    $   443                     $   392                   $   332
Legal and Professional Fees                                 479                         357                       424
Printing and Supplies                                       289                         303                       289
Regulatory Fees and Assessments                             411                         666                       661
Other                                                     1,144                         993                     1,127
                                                       --------                     -------                   -------
Total                                                   $ 2,766                     $ 2,711                   $ 2,833
                                                       ========                     =======                   =======

NOTE 9 - Income Taxes

The consolidated provision for income taxes consisted of the following (in thousands):

                                                                Year Ended December 31,
                                                     -----------------------------------------------------------
                                                       1995                        1994                        1993
                                                     -------                     -------                      -------
Federal Income Tax Expense
  Current                                            $ 2,400                      $ 1,846                     $ 1,579
  Deferred                                                68                          248                         230
                                                     -------                      -------                     -------
    Total Federal Income Tax Expense                 $ 2,468                      $ 2,094                     $ 1,809
                                                     =======                      =======                     =======
        Effective Tax Rates                            34.3%                        34.1%                       32.7%
                                                     =======                      =======                     =======


The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                                    Year Ended December 31,
                                                                 ------------------------------------------------------
                                                                  1995                   1994                     1993
                                                                 -------                -------                 -------
Federal Income Taxes at Statutory Rate of 34%                    $ 2,447                $ 2,085                 $ 1,883
Effect of Tax Exempt Interest Income                                (19)                   (23)                    (35)
SFAS No. 109 Adjustment                                              -0-                    -0-                    (33)
Other                                                                 40                     32                     (6)
                                                                 -------                -------                 -------
   Income Taxes Per Income Statement                             $ 2,468                $ 2,094                 $ 1,809
                                                                 =======                =======                 =======

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                                                   December 31,
                                                                                      ------------------------------
                                                                                      1995                        1994
                                                                                     -------                    ------

Current Tax Asset                                                                    $   10                     $  29
Deferred Tax Asset                                                                      235                       901
                                                                                     ------                     -----

        Total Included in Other Assets                                               $  245                     $ 930
                                                                                     ======                     =====


Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                                          Year Ended December 31,
                                                                 --------------------------------------
                                                                  1995              1994             1993
                                                                 -----             -----             ------
Federal Deferred Tax Assets:                                     $  -0-            $  450            $  -0-
   Unrealized Losses on AFS Securities
   Allowance for Loan Losses                                        365               344               383
   Valuation Reserves - Other Real Estate                            58                97               241
   Interest on Non-accrual Loans                                     55                48                64
   Other                                                            226               171               144
                                                                    ---             -----               ---
   Gross Federal Deferred Tax Assets                                704             1,110               832
                                                                    ---             -----               ---
Federal Deferred Tax Liabilities:
   Depreciation and Amortization                                    214               188               149
   Unrealized Gains on AFS Securities                               172               -0-               -0-
   Other                                                             83                21                 6
                                                                    ---               ---               ---
   Gross Federal Deferred Tax Liabilities                           469               209               155
                                                                   ----             -----              ----
   Net Deferred Tax Asset                                         $ 235            $  901             $ 677
                                                                  =====            ======             =====



The Corporation adopted FASB Statement No. 109, "Accounting for Income Taxes" in 1993 which resulted in a credit to federal income tax expense in 1993 of $33,000.


NOTE 10 - Related Party Transactions

During 1995 and 1994 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of its and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. A summary of these transactions follows (in thousands):

                                                            Balance                              Net
                                                           Beginning           Net             Amounts        Balance at
         Debtor                                             of Year         Additions         Collected       End of Year
-----------------------------------                        --------         ---------         ---------       -----------
For the Year ended December 31, 1995:
23 Directors and Officers                                  $  4,156          $ 2,322           $ (2,709)       $ 3,769

For the Year ended December 31, 1994:
23 Directors and Officers                                  $  3,814          $ 1,052           $   (710)       $ 4,156


NOTE 11 - Stock Option Plan

In 1982, the Corporation established an Incentive Stock Option Plan ("1982 Plan") and reserved 30,000 shares of common stock for grant thereunder. The 30,000 reserved shares were subsequently amended and increased in April 1993 and December 1995 to 240,000 as a result of two-for-one stock splits. The Plan, which expired in 1992, provided for the granting to management employees of Summit Bancshares, Inc. and subsidiaries incentive stock options, as defined under current tax laws. The outstanding options continue to be exercisable and will be exercisable for ten years from the date of grant of May 1991.

In 1993, the Corporation established a similar Incentive Stock Option Plan ("1993 Plan") and reserved 300,000 shares (adjusted for the April 1993 and December 1995 two-for-one stock splits) of common stock for grant thereunder. The 1993 Plan provides for the granting to management employees of Summit Bancshares, Inc. and subsidiaries, incentive stock options, as defined under the current tax law. The options under the 1993 Plan will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.

Options under both plans will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant. The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported.

The following is a summary of transactions (adjusted for stock splits) for the years presented:

                                                                                           Year Ended December 31,
                                                                                     ---------------------------------
                                                                                      1995                        1994
                                                                                    --------                    --------
Outstanding, Beginning of Year                                                       303,400                    372,400
Additional Options Granted During the Year                                            38,000                     45,000
Forfeited During the Year                                                                -0-                    (22,200)
Exercised During the Year                                                            (40,000)                   (91,800)
                                                                                     --------                   --------

        Outstanding, End of Year
            (at prices ranging from $1.875 to
            $13.94 a share at December 31, 1995)                                     301,400                    303,400
                                                                                     ========                   ========


At December 31, 1995, 226,880 shares were exercisable. There remain 53,320 shares reserved for future grants of options under the 1993 Plan.


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

The total contract amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                               December 31,
                                                                                --------------------------------------

                                                                                       1995                       1994
                                                                                    --------                    -------
Financial Instruments Whose Contract
   Amounts Represent Credit Risk:

        Commitments to Extend Credit                                                $  70,172                    $ 45,856
        Documentary and Standby Letters of Credit                                       6,137                       2,774

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


NOTE 13 - Earnings Per Share

Earnings per share of common stock are based on the weighted average number of shares outstanding during the years as follows:

                                           Shares
                                           ---------
        1995                               3,139,230
        1994                               3,135,770
        1993                               3,095,518


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

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                                       1995                    1994
                                                                                    --------                 --------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested
       benefits of $1,152 in 1995 and $1,034 in 1994                                $ (1,183)                $ (1,072)
                                                                                     =======                  =======

Projected benefit obligation for service rendered to date                           $ (1,676)                $ (1,731)
Plan assets at fair value, primarily listed stocks and U.S. bonds                      1,270                    1,616
                                                                                    ---------                ---------

Plan assets in excess of projected benefit obligation                                   (406)                    (115)
Unrecognized net loss from past experience different from that
       assumed and effects of changes in assumptions                                     336                       48
Prior service cost not yet recognized in net periodic pension cost                        20                       20
                                                                                    ---------                ---------

   Accrued pension cost included in other liabilities                               $    (50)                $    (47)
                                                                                     =======                  =======

Net pension expense included the following components (in thousands):

                                                                                    Year ended December 31,
                                                                    -------------------------------------------------
                                                                      1995                    1994                 1993
                                                                    --------               ----------           ----------
Service Cost for benefits earned during the period                  $ 155                  $  111                 $   87
Interest cost on projected benefit obligation                         136                     130                    121
Less: Actual return on plan assets, net of expenses                  (115)                   (133)                  (116)
Net amortization and deferral                                          15                       5                      5
                                                                    ------                 -------                -------
Net periodic pension expense                                        $ 191                  $  113                 $   97
                                                                     ====                    ====                   ====


The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in each year were 8.5 percent and 5 percent, respectively. The expected long-term rate of return on plan assets was 9 percent.

During 1995 and 1994 the Corporation contributed $317,000 and $156,000 to the plan, respectively.

MANAGEMENT SECURITY PLAN
In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations in 1995, 1994 and 1993 for such future obligations was $173,000, $141,000, and $142,000, respectively.

OTHER POST RETIREMENT BENEFITS
The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget
Reconciliation Act" (COBRA).


NOTE 15 - Dividends From Subsidiaries

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized. Under this formula, in 1996 the Subsidiary Banks can legally initiate dividend payments of $5,456,000 plus an additional amount equal to their net profits, as defined, for 1996 to the date of any such dividend payment.

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

NOTE 19 - Stock Split

On October 17, 1995, the Board of Directors of Summit Bancshares, Inc. approved a two-for-one stock split of the Corporation's common stock to be effected as a 100% stock dividend and to be paid on December 6, 1995. All references in the accompanying financial statements regarding stock options and per share data for prior periods have been restated to reflect the stock split.


NOTE 20 - Stock Repurchase Plan

On April 18, 1995 the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 156,892 shares of the Corporation's common stock over the following twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. Subsequent to this approval 12,780 shares were purchased by the Corporation through the open market and canceled.

Under a similar program approved by the Board in 1994, 29,890 shares were purchased in late 1994 and early 1995.


NOTE 21 - Subsequent Events

On January 16, 1996, the Board of Directors of Summit Bancshares, Inc. approved a quarterly dividend of $.07 per share to be paid on February 15, 1996 to shareholders of record on February 1, 1996.


NOTE 22 - Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value tables or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

 CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets' fair values.
 INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED SECURITIES): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
 LOANS: For variable-rate loans, fair values are based on carrying values. The fair values for fixed rate loans such as mortgage loans (e.g., one-to-four family residential) and installment loans are estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.
 DEPOSIT LIABILITIES: The fair value disclosed for interest bearing and non-interest bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. SHORT-TERM BORROWINGS: The carrying value of borrowings under repurchase agreements approximate their fair values.
 NOTES PAYABLE: The fair value of the Corporation's notes payable is based on their carrying amounts at the reporting date.

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                                     December 31,
                                                             -----------------------------------------------------------
                                                                   1995                                   1994
                                                         ------------------------            ----------------------------
                                                        Carrying          Fair               Carrying            Fair
                                                         Amount           Value               Amount             Value
                                                        --------        --------             --------          --------
Financial Assets
   Cash and due from banks                              $ 22,480         $ 22,480            $ 18,420          $ 18,420
   Federal funds sold                                     25,680           25,680               9,740             9,740
   Securities                                            119,368          119,575             114,722           112,498
   Loans                                                 178,493          178,603             138,966           138,570

Financial Liabilities
   Deposits                                              310,109          310,390             259,539           259,370
   Securities sold under repurchase
       agreements                                         13,528           13,528               4,528             4,528
   Notes payable                                             -0-              -0-                 250               250

Off-balance Sheet Financial Instruments
   Loan commitments                                                        70,172                                45,856
   Letters of credit                                                        6,137                                 2,774


NOTE 23 - Condensed Parent Company Financial Statements

BALANCE SHEETS

                                                                                        December 31,
                                                                           ---------------------------------------
                                                                          1995                               1994
                                                                         -------                           ---------
                                                                           (In Thousands)
ASSETS

CASH IN SUBSIDIARY BANKS
 Demand                                                                $    142                            $     99
 Time                                                                       487                                 765
INVESTMENTS IN SUBSIDIARIES
 Bank Subsidiaries                                                       28,121                              23,781
 Non-Bank Subsidiary                                                        341                                 236
PREMISES AND EQUIPMENT - NET                                              1,886                               1,961
OTHER ASSETS                                                                799                                 301
                                                                       --------                            --------
TOTAL ASSETS                                                           $ 31,776                            $ 27,143
                                                                       ========                            ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Notes Payable                                                         $  1,031                            $  1,356
 Other Liabilities                                                          620                                 453

SHAREHOLDERS' EQUITY                                                     30,125                              25,334
                                                                       --------                            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 31,776                            $ 27,143
                                                                       ========                            ========

STATEMENTS OF INCOME                                                    Year Ended December 31,
                                                            ----------------------------------------------
                                                             1995                  1994                   1993
                                                            -------               --------               ------
                                                                                (In Thousands)
INCOME
 Dividends from Subsidiaries                                $ 2,100               $ 2,100               $   900
 Interest                                                        12                     5                     1
 Other                                                          399                   341                   324
                                                            -------                -------               -------

         TOTAL INCOME                                         2,511                 2,446                 1,225
                                                            -------                -------               -------
EXPENSES
 Interest                                                        93                   101                   119
 Salaries and Employee Benefits                                 715                   535                   417
 Occupancy and Furniture-Net                                     15                    (3)                   24
  Other Expense                                                 297                   296                   262
                                                            -------                -------               -------

         TOTAL EXPENSE                                        1,120                   929                   822
                                                            -------                -------               -------
         INCOME BEFORE INCOME TAX BENEFIT AND
         EQUITY IN UNDISTRIBUTED EARNINGS
         OF SUBSIDIARIES                                      1,391                 1,517                   403

INCOME TAX BENEFIT                                              230                   196                   166
                                                             ------                -------               -------

         INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF SUBSIDIARIES                             1,621                 1,713                   569

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES              3,108                 2,327                 3,162
                                                             ------                -------               -------

         NET INCOME                                         $ 4,729               $ 4,040                $ 3,731
                                                            =======               ========               =======

STATEMENTS OF CASH FLOW                                                               Year Ended December 31,
                                                                            ---------------------------------------
                                                                              1995               1994            1993
                                                                            --------           --------        -------
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                               $ 4,729            $ 4,040         $ 3,731
     Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
              Depreciation and Amortization                                       124                 151            165
              Deferred Income Taxes                                                40                 48             57
              Undistributed Earnings of Subsidiaries                           (3,108)            (2,327)        (3,162)
              (Increase) Decrease in Other Assets                                (538)              (169)           120
              Increase in Other Liabilities                                        167               128            124
                                                                               -------            -------        -------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,414               1,871         1,035

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Contribution to Non-Bank Subsidiary                                 (130)               -0-           (266)
     Purchases of Premises and Equipment                                          (49)               (42)           (63)
                                                                               -------            -------        -------

                   NET CASH USED BY INVESTING ACTIVITIES                         (179)               (42)          (329)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Notes Payable                                         (325)              (342)          (336)
     Payments of Cash Dividends                                                  (692)              (567)          (332)
     Receipts from Stock Options Exercised                                         55                109             78
     Purchase of Treasury Stock                                                  (508)              (353)           -0-
                                                                               -------            -------        -------

                   NET CASH USED BY FINANCING ACTIVITIES                       (1,470)            (1,153)          (590)
                                                                               -------            -------        -------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                            (235)               676            116

CASH AND CASH EQUIVALENTS - BEGINNING
     OF YEAR                                                                      864                188             72
                                                                               -------            -------        -------


CASH AND CASH EQUIVALENTS - END OF YEAR                                        $  629             $  864         $  188
                                                                               =======            =======        =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1995.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 6 of the Corporation's Proxy Statement dated March 15, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP - Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 9 through 10 of Part I of this report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 13 through 22 of the Corporation's Proxy Statement dated March 15, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP - By Others" on page 12 of the Corporation's Proxy Statement dated March 15, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP - By Management" on pages 10 through 12 of the Corporation's Proxy Statement dated March 15, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 24 of the Corporation's Proxy Statement dated March 15, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)    (1)     Financial Statements.  The following financial statements are included in Part II, Item 8:

               Independent Auditor's Report

               Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1995 and 1994

               Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1995, 1994 and 1993

               Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1995, 1994 and 1993 (Consolidated and Parent Company Only)

               Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1995, 1994 and 1993

               Notes to Financial Statements


       (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       (3) Exhibits. The following exhibits are filed as a part of this report:

               3(a) Articles of Incorporation of the Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement No. 2-92405 filed November 7, 1984).*

               3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 4, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

               3(c) Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

               3(d) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 25, 1990 (incorporated herein by reference to Exhibit 3(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

               3(e) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 22, 1993 (incorporated herein by reference to Exhibit 3(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

               3(f) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 20, 1995 (incorporated herein by reference to Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

               3(g) Amended and Restated Articles of Incorporation of the Corporation as of April 20, 1995 (incorporated herein by reference to Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

               3(h) Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3.3 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

               4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24,
                          1990).*

               10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

               10(b) Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

               10(c) Summit Bancshares, Inc.'s 1982 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Corporation's Registration Statement No. 2-92405 filed November 7, 1984).*

               10(d) Summit Bancshares, Inc.'s Defined Benefit Pension Plan (effective as of January 1, 1985) (incorporat-ed herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

               10(e) Amendment No. 1 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated June 29, 1987 (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

               10(f) Amendment No. 2 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated December 16, 1988 (incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

               10(g) Amendment No. 3 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated October 17, 1989 (incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

               10(h) Amendment No. 4 to Summit Bancshares, Inc.'s Defined Benefit Pension Plan dated October 18, 1994 (incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

               10(i) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

               10(j) Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(I) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

               10(k) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

               10(l) Loan Agreement dated June 4, 1992 between Summit Bancshares, Inc., as borrower, and Bank of Commerce, as lender; Promissory Note in the original principal amount of $750,000; and related Security Agreement (incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

               10(m) Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and
                          F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

               10(n) Promissory Note dated January 21, 1993 in the original principal amount of $290,000 executed by Summit Bancservices, Inc. and payable to the order of Summit National Bank; related Security Agreements; and related Unconditional Guaranty executed by Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

               10(o) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

               10(p) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                          1993).*

               10(q) Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank
                          (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

               10(r) Lease Agreement dated July 6, 1989 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank as tenant.

               11         Computation of Earnings Per Common Share.

               21         Subsidiaries of the Corporation.

               23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

               27         Financial Data Schedule.


(b)            Reports on Form 8-K.

               The Corporation did not file during the last quarter covered by this report any reports on Form 8-K.

___________________________________

* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUMMIT BANCSHARES, INC.


DATE:   March 27, 1996                            By:/s/ Philip E. Norwood
                                                  ------------------------------
                                                  Philip E. Norwood, President

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 27 day of March, 1996.


       SIGNATURE                                             TITLE
       ---------                                             -----

/s/ Philip E. Norwood                        President, Chief Executive Officer
-----------------------------                and Director (Principal Executive
Philip E. Norwood                            Officer)


/s/ Bob G. Scott                             Senior Vice President and Chief
-----------------------------                Financial Officer (Chief Accounting
Bob G. Scott                                 Officer)


/s/ James L. Murray                          Chairman of the Board
-----------------------------
James L. Murray

/s/ F.S. Gunn                                Vice Chairman and Director
-----------------------------
F.S. Gunn


/s/ Jeffrey M. Harp                          Chief Operating Officer, Executive
-----------------------------                Vice President, Secretary and
Jeffrey M. Harp                              Treasurer and Director


/s/ Robert E. Bolen                          Director
-----------------------------
Robert E. Bolen


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


/s/ Elliott S. Garsek                        Director
-----------------------------
Elliott S. Garsek

                                             Director
-----------------------------
Ronald J. Goldman


/s/ William W. Meadows                       Director
-----------------------------
William W. Meadows


/s/ Edward P. Munson                         Director
-----------------------------
Edward P. Munson


/s/ Lynn C. Perkins, M.D.                    Director
-----------------------------
Lynn C. Perkins, M.D.


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

3(c) Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

3(d) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 25, 1990 (incorporated herein by reference to Exhibit 3(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

3(e) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 22, 1993 (incorporated herein by reference to Exhibit 3(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

3(f) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 20, 1995 (incorporated herein by reference to Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

3(g) Amended and Restated Articles of Incorporation of the Corporation as of April 20, 1995 (incorporated herein by reference to Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*


3(h)          Amended and Restated Bylaws of the Corporation
              (incorporated herein by reference to Exhibit 3.3 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24,
              1990).*

10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

10(b) Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

10(c) Summit Bancshares, Inc.'s 1982 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Corporation's Registration Statement No. 2-92405 filed November 7, 1984).*

10(d) Summit Bancshares, Inc.'s Defined Benefit Pension Plan (effective as of January 1, 1985) (incorporat-ed herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

10(e)         Amendment No. 1 to Summit Bancshares, Inc.'s
              Defined Benefit Pension Plan dated June 29, 1987
              (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

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

10(h)         Amendment No. 4 to Summit Bancshares, Inc.'s
              Defined Benefit Pension Plan dated October 18, 1994
              (incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

10(I) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

10(j) Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(I) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(k) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

10(l) Loan Agreement dated June 4, 1992 between Summit Bancshares, Inc., as borrower, and Bank of Commerce, as lender; Promissory Note in the original principal amount of $750,000; and related Security Agreement (incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(m)         Management Security Plan of Summit Bancshares, Inc.
              effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and
              F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(n) Promissory Note dated January 21, 1993 in the original principal amount of $290,000 executed by Summit Bancservices, Inc. and payable to the order of Summit National Bank; related Security Agreements; and related Unconditional Guaranty executed by Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(o) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(p)         1993 Incentive Stock Option Plan of Summit
              Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
              1993).*

10(q)         Loan Agreement dated July 12, 1995, between the
              Corporation and The Frost National Bank
              (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

10(r)         Lease Agreement dated July 6, 1989 by and between
              Zell/Merrill Lynch Real Estate Opportunity
              PartnersLimited Partnership, as landlord, and
              Summit National Bank as tenant.

11            Computation of Earnings Per Common Share.

21            Subsidiaries of the Corporation.

23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

27            Financial Data Schedule.

_________________________________________

* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.