Form 10-Q
period 1996-03-31
SUMMIT BANCSHARES INC /TX/
filed 1996-05-15
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1996; or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Transition period from _____________________________ to
       _____________________.


                Commission File Number 0-11986


                     SUMMIT BANCSHARES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


        Texas                                     75-1694807
- ------------------------                     --------------------
(State of Incorporation)                     (I.R.S. Employer
                                             Identification No.)

           1300 Summit Avenue, Fort Worth, Texas 76102
         ----------------------------------------------
            (Address of principal executive offices)


                         (817) 336-6817
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


                               No Change
- --------------------------------------------------------------------------
              (Former name, former address and former
             fiscal year if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 1996 was 3,156,386 shares.

                       SUMMIT BANCSHARES, INC.



                              INDEX


PART I - FINANCIAL INFORMATION                                    Page No.


Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1996
          and 1995 and at December 31, 1995                           4

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1996 and 1995 and for
          the Year Ended December 31, 1995                            5

          Consolidated Statements of Changes in Shareholders'
          Equity for the Three Months Ended March 31, 1996
          and 1995 and for the Year Ended December 31, 1995           6

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1996 and 1995 and for the
          Year Ended December 31, 1995                                7-8

          Notes to Consolidated Financial Statements for the
          Three Months Ended March 31, 1996 and 1995 and for
          the Year Ended December 31, 1995                            9-19

The March 31, 1996 and 1995 and the December 31, 1995 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Three
          Months Ended March 31, 1996 and 1995               20-25

                                 2

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)                  (Unaudited)
                                                      March 31                   December 31,
                                               --------------------------            1995
                                                 1996              1995
                                               --------         ---------        -----------
ASSETS                                                        (In Thousands)

CASH AND DUE FROM BANKS                        $ 23,224          $ 17,647         $ 22,480
FEDERAL FUNDS SOLD                               24,355             4,945           25,680
INVESTMENT SECURITIES - NOTE 2
  (Market Value of $122,848,000
   and $109,738,000 at March 31,
   1996 and 1995 and $119,575,000
   at December 31, 1995)                        122,943           110,809          119,368
LOANS - NOTE 3
  Loans, Net of Unearned Discount               188,953           148,274          178,493
      Allowance for Loan Losses                  (2,653)           (2,355)          (2,500)
                                               ---------         ---------         --------
     LOANS, NET                                 186,300           145,919          175,993

PREMISES AND EQUIPMENT - NOTE 4                   7,387             6,734            7,157
ACCRUED INCOME RECEIVABLE                         3,285             2,728            3,288
OTHER REAL ESTATE - NOTE 5                          110               391              113
OTHER ASSETS                                      1,372             1,094            1,338
                                               ---------          --------         --------
     TOTAL ASSETS                             $ 368,976         $ 290,267        $ 355,417
                                              =========         ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                 $   89,119         $  69,537        $  89,184
  Interest-Bearing                              234,697           186,891          220,925
                                             ----------         ---------       ----------
     TOTAL DEPOSITS                             323,816           256,428          310,109

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE                        12,199             5,736           13,528
NOTE PAYABLE                                        -0-               -0-              -0-
ACCRUED INTEREST PAYABLE                            605               497              635
OTHER LIABILITIES                                 1,350               937            1,020
                                              ---------          ---------        ---------
     TOTAL LIABILITIES                          337,970           263,598          325,292
                                              ---------          ---------        ---------
COMMITMENTS AND CONTINGENCIES - NOTE 10

SHAREHOLDERS' EQUITY -
  NOTES 11, 13 and 17
  Common Stock - $1.25 Par Value;
  20,000,000 shares authorized;
  3,156,386, 1,578,923 and
  3,149,886 shares issued and
  outstanding at March 31, 1996
  and 1995 and at December 31, 1995,
  respectively                                   3,945             1,974             3,937
  Capital Surplus                                4,119             6,049             4,109
  Retained Earnings                             22,809            19,089            21,745
  Unrealized Gain (Loss) on
    Investment Securities
    Available for Sale, Net of Tax                 133              (233)              334
  Treasury Stock at Cost
   (March 31, 1995 - 10,000 Shares)                -0-              (210)              -0-

     TOTAL SHAREHOLDERS' EQUITY                 31,006            26,669            30,125
                                               -------           -------            ------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $ 368,976         $ 290,267         $ 355,417
                                             =========         =========         =========

The accompanying Notes should be read with these financial statements.

            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME



                                                                                         (Unaudited)
                                                             (Unaudited)                  Year Ended
                                                 For the Three Months Ended March 31,     December 31,
                                                 ------------------------------------   -------------
                                                      1996            1995                   1995
                                                    ---------       ---------              --------
                                                        (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                         $ 4,433         $ 3,395               $ 15,331
  Interest and Dividends on Investment Securities:
    Taxable                                            1,790           1,639                  6,479
    Exempt from Federal Income Taxes                       1               8                     23
  Interest on Federal Funds Sold                         274              61                  1,096
                                                     -------          ------                -------
     TOTAL INTEREST INCOME                             6,498           5,103                 22,929
                                                     -------          ------                -------

INTEREST EXPENSE
  Interest on Deposits                                 2,246           1,683                  7,936
  Interest on Securities Sold Under
   Agreements to Repurchase                              117              62                    340
  Interest on Notes Payable                              -0-               1                      1
                                                     -------          ------                -------

     TOTAL INTEREST EXPENSE                            2,363           1,746                  8,277
                                                     -------          ------                -------

     NET INTEREST INCOME                               4,135           3,357                 14,652
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                 124              42                    236
                                                     -------          ------                -------

     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                        4,011           3,315                 14,416
                                                     -------          ------                -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                   385             384                  1,525
  Gain (Loss) on Sale of Investment Securities             3             (10)                   (10)
  Other Income                                           341             353                  1,239
                                                     -------          -------               -------


     TOTAL NON-INTEREST INCOME                           729             727                  2,754
                                                     -------          -------               -------
 NON-INTEREST EXPENSE
  Salaries and Employee Benefits                       1,655           1,380                  5,903
  Occupancy Expense - Net                                180             167                    712
  Furniture and Equipment Expense                        197             152                    691
  Other Real Estate Owned Expense - Net                   (5)            (77)                   (99)
  Other Expense                                          751             790                  2,766
                                                      -------         -------               -------

     TOTAL NON-INTEREST EXPENSE                        2,778           2,412                  9,973
                                                      -------         -------               -------

     INCOME BEFORE INCOME TAXES                        1,962           1,630                  7,197

APPLICABLE INCOME TAXES - NOTE 8                         677             554                  2,468
                                                      ------          ------                -------

     NET INCOME                                      $ 1,285         $ 1,076                $ 4,729
                                                     =======         =======                =======

     NET INCOME PER SHARE - NOTE 13                  $   .41         $   .34                $  1.51
                                                     =======         =======                =======

The accompanying Notes should be read with these financial statements.

                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                 AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                 Unrealized
                                 Common Stock                                    Gain (Loss)
                             ----------------------     Capital      Retained   on Investment    Treasury
                               Shares       Amount      Surplus      Earnings   Securities-Net    Stock        Total
                             ----------     -------     --------     --------   --------------   --------    --------
BALANCE AT
 JANUARY 1, 1995             $1,578,723      $1,973      $ 6,047     $18,187      $   (873)      $   -0-     $ 25,334

Purchases of Stock Held in                                                                         (210)         (210)
  Treasury

Net Income for the
  Three Months Ended
  March 31, 1995                                                       1,076                                    1,076

Stock Options Exercised            200           1            2                                                     3

Cash Dividend $.055
  Per Share                                                             (174)                                    (174)

Securities Available-for-
  Sale Adjustment                                                                      640                        640
                             ---------      ------      -------         -----       ------         ------      ------

BALANCE AT
  MARCH 31, 1995            1,578,923        1,974        6,049       19,089          (233)         (210)      26,669

Net Income for the
  Three Months Ended
  December 31, 1995                                                    3,653                                    3,653

Stock Options Exercised        18,800           23           29                                                    52

Purchases of Stock Held in
  Treasury                                                                                          (298)        (298)

Retirement of Stock Held
  In Treasury                 (22,780)         (29)        (479)                                     508           -0-

Two-for-One Stock Split     1,574,943        1,969       (1,969)

Cash Dividend $.165
  Per Share                                                (518)                                                 (518)

Securities Available-for-
  Sale Adjustment                                                        567                                      567
                            ---------        ------       ------      ------         --------      ------      -------
BALANCE AT
  DECEMBER 31, 1995         3,149,886        3,937        4,109       21,745             334         -0-       30,125

Net Income for the
  Three Months Ended
  March 31, 1996                                                       1,285                                    1,285

Stock Options Exercised        6,500             8           10                                                    18

Cash Dividend $.07
  Per Share                                                             (221)                                    (221)

Securities Available-for-
  Sale Adjustment                                                                       (210)                    (201)
                           ---------        ------        ------      -------          ------      ------     --------
BALANCE AT
  MARCH 31, 1996          $3,156,386        $3,945        $4,119      $22,809           $ 133       $ -0-     $31,006
                          ==========        ======        ======      =======          =======     ======     ========

The accompanying Notes should be read with these financial statements.


            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
            AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                  (Unaudited)          (Unaudited)
                                                                    March 31,          December 31,
                                                           --------------------------
                                                              1996            1995         1995
                                                           ----------      ----------   ----------
                                                                 (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                 $ 1,285       $ 1,076       $ 4,729
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                185           140           652
    Net Premium Amortization of Investment Securities             93           130           445
    Provision for Loan Losses                                    124            42           236
    Net Decrease in Deferred Income Taxes                          1            -0-           68
    (Gain) Loss on Sale of Investment Securities                  (3)           10            10
    Writedown of Other Real Estate                                 3             2            12
    Net Gain From Sale of Other Real Estate                       -0-          (60)          (78)
    Net Gain on Sale of Premises and Equipment                    (1)           -0-           -0-
    Increase in Accrued Income and Other Assets                 (227)         (395)       (1,044)
    Increase in Accrued Expenses and Other Liabilities           648           629           297
                                                               ------       -------      --------

      Total Adjustments                                          823           498           598
                                                               ------       -------      --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                2,108         1,574         5,327
                                                               ------       -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                1,325          4,795       (15,940)
  Proceeds from Matured and Prepaid Investment Securities
    * Held-to-Maturity                                         6,497          2,179        21,154
    * Available-for-Sale                                       6,702            655        12,703
  Proceeds from Sales of Investment Securities                 5,020          2,951         2,969
  Purchase of Investment Securities
    * Held-to-Maturity                                       (10,121)        (1,041)      (27,616)
    * Available-for-Sale                                     (12,068)            -0-      (12,482)
  Loans Originated and Principal Repayments, Net             (10,509)        (9,463)      (39,724)
  Recoveries of Loans Previously Charged-Off                      29             66           201
  Proceeds from Sale of Premises and Equipment                     1             -0-           -0-
  Proceeds from Sale of Other Real Estate                         -0-           318           502
  Purchases of Premises and Equipment                           (415)          (272)       (1,207)
                                                             --------        -------      --------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (13,539)           188       (59,440)
                                                             --------        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease)  in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts         13,632         (4,682)       45,230
  Net Increase in Certificates of Deposit                         75          1,570         5,338
  Net Increase (Decrease) in Repurchase Agreements            (1,329)         1,208         9,000
  Principal Payments of Notes Payable                             -0-          (250)         (250)
  Payments of Cash Dividends                                    (221)          (174)         (692)
  Purchase of Treasury Stock                                      -0-          (210)         (508)
  Proceeds from Stock Options Exercised                           18              3            55
                                                             --------         ------       -------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       12,175         (2,535)       58,173
                                                             --------        --------      -------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                                           744           (773)        4,060

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                   22,480         18,420        18,420
                                                             -------        --------      --------

CASH AND DUE FROM BANKS AT END OF PERIOD                     $23,224        $17,647      $ 22,480
                                                             =======        ========     =========

            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
            AND FOR THE YEAR ENDED DECEMBER 31, 1995
                             (Unaudited)


SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:


                                                            (Unaudited)               (Unaudited)
                                                              March 31,               December 31,
                                                     -------------------------           1995
                                                          1996         1995
                                                     -------------------------        -----------
                                                           (In Thousands)

(1)  Interest Paid                                       $ 2,393     $ 1,735            $8,129
(2)  Income Taxes Paid (Refund Received)                      -0-         -0-            2,410
(3)  Other Real Estate Acquired in Settlement of Loans        -0-         -0-               -0-
(4)  Bank Financed Sales of Other Real Estate                 -0-         -0-              100


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies

     The accounting and reporting policies of Summit Bancshares, Inc.
(the "Corporation") and Subsidiaries are in accordance with generally accepted accounting principles. A summary of the more significant policies follows:

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-owned operations
subsidiary.   All significant intercompany balances and transactions have been eliminated.

     CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 1996 the average cash balance maintained at the Federal Reserve Bank was $2,488,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $12,431,000 during the same three month period of 1996.

     INVESTMENT SECURITIES

     The Corporation follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the accounting and reporting for investments in equity securities that have readily determined fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

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

     LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan osses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. When loans are put on non-accrual all payments received are applied to the principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

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

     STATE INCOME TAXES

     The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1995 or during the first three months of 1996.

     CASH AND CASH EQUIVALENTS

     For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks."

    RECLASSIFICATION

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)

     AUDITED FINANCIAL STATEMENTS

     The consolidated balance sheet as of December 31, 1995, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1995 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 1995 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.

NOTE 2 - Investment Securities

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                March 31, 1996
                                                ----------------------------------------------
                                                   Gross      Gross
                                                 Amortized  Unrealized    Unrealized    Fair
                                                   Cost       Gains         Losses      Value
                                                ---------  ----------    ----------   --------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                      $  31,060     $ 182     $    (168)    $ 31,074
  U.S. Government Agencies
   and Corporations                                25,808        39           (77)      25,770
  U.S. Government Agency Mortgage
   Backed Securities                               11,175        13           (84)      11,104
  Obligations of States and
   Political Subdivisions                              70        -0-           -0-          70
                                                ---------     ------       -------     -------

    Total Held-to-Maturity Securities              68,113       234          (329)      68,018
                                                ---------     ------       -------     -------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                        46,038       286          (198)      46,126
  U.S. Government Agencies
    and Corporations                                4,492        58            (5)       4,545
  U.S. Government Agency Mortgage
    Backed Securities                               3,845        62            (2)       3,905
  Federal Reserve Bank Stock                          254        -0-           -0-         254
                                                ---------     ------       -------    --------

     Total Available-for-Sale Securities           54,629       406          (205)      54,830
                                                ---------     ------       -------    --------
 Total Investment Securities                    $ 122,742     $ 640        $ (534)    $122,848


     In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $68,113,000 and the FAIR VALUE of Total Available-for-Sale Securities of $54,830,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1996 for a total of $122,943,000. A net unrealized gain of $201,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)

     The carrying value of investment securities totaling $26,797,000 at March 31, 1996, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law.
The fair value of these pledged securities totaled $26,820,000 at March
31, 1996.

                                                              March 31, 1995
                                             -----------------------------------------------
                                                             Gross        Gross
                                             Amortized    Unrealized    Unrealized     Fair
                                               Cost          Gains        Losses       Value
                                             -----------------------------------------------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                   $ 37,204       $ 133        $ (787)     $36,550
  U.S. Government Agencies
   and Corporations                            15,218          -0-         (185)      15,033
  U.S. Government Agency Mortgage
   Backed Securities                            6,403           1          (239)       6,165
  Obligations of States and
   Political Subdivisions                         391           6            -0-         397
                                             --------       ------        ------      ------

    Total Held-to-Maturity Securities          59,216         140        (1,211)      58,145
                                             --------       ------        -------    -------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                    45,073         101          (469)      44,705
  U.S. Government Agencies
    and Corporations                            3,028          38           (27)       3,039
  U.S. Government Agency Mortgage
    Backed Securities                           3,591          23           (19)       3,595
  Federal Reserve Bank Stock                      254          -0-           -0-         254
                                             --------       ------         -------

     Total Available-for-Sale Securities       51,946         162          (515)      51,593
                                             --------       ------         -------    -------


        Total Investment Securities         $ 111,162      $ 302       $ (1,726)    $109,738
                                            =========      =====       =========    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $59,216,000 and the fair value of Total Available-for-Sale Securities of $51,593,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1995 for a total of $110,809,000. A net unrealized loss of $353,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders; Equity.

     Proceeds from sales of investment securities were $5,020,000 and $2,951,000 during the first three months of 1996 and 1995, respectively and $2,969,000 during the year 1995. In the three months ended March 31, 1996, gains of $9,000 and losses of $6,000 were realized; a loss of $10,000 was realized for the three months ended March 31, 1995 and for the year ended December 31, 1995.


NOTE 3 - Loans and Allowance for Loan Losses

     The book values of loans by major type follow (in thousands):

                                            March 31,                 December 31,
                                  --------------------------          ------------
                                     1996             1995               1995
                                  --------         ---------          ----------
Commercial                        $ 87,420         $  69,443          $  81,542
Real Estate Mortgage                66,546            54,781             64,200
Real Estate Construction            11,745             3,972             10,189
Loans to Individuals, Less
  Unearned Discount                 23,242            20,078             22,562
                                   -------         ---------           --------
                                   188,953           148,274            178,493
Allowance for Loan Losses           (2,653)           (2,355)            (2,500
                                   -------         ---------            -------
     Loans - Net                  $186,300         $ 145,919          $ 175,993
                                  ========         =========          =========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                   Year Ended
                                 Three Months Ended March 31,      December 31,
                                 ----------------------------      ------------
                                     1996              1995            1995
                                   -------           -------          -------

Balance, Beginning of Period       $ 2,500           $ 2,410         $ 2,410
Provisions, Charged (Credited)
  to Income                            124                42             236
Loans Charged-Off                       -0-             (163)           (347)
Recoveries of Loans Previously
 Charged-Off                            29                66             201
                                   -------           --------        --------
          Net Loans Charged-Off         29               (97)            146
                                   -------           --------        --------
Balance, End of Period             $ 2,653           $ 2,355         $ 2,500
                                   =======           ========        ========

     The provisions for loan losses charged to operating expenses during the three months ended March 31, 1996 and March 31, 1995 of $124,000 and $42,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December
31, 1995 a provision of $236,000 was recorded.

    At March 31, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $230,000 (of which $230,000 were on non-accrual status). The related allowance for loan losses for these loans was $71,000. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $205,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                              March 31,           December 31,
                                   ---------------------------    ------------
                                       1996           1995            1995
                                   ------------   ------------    ------------

Land                               $   1,442      $   1,264         $  1,279
Buildings and Improvements             7,296          6,816            7,115
Furniture & Equipment                  5,107          4,661            5,051
                                   ---------      ---------         --------

    Total Cost                        13,845         12,741           13,445
Less:  Accumulated Amortization
and Depreciation                      (6,458)        (6,007)          (6,288)
                                   ---------      ---------         --------
    Net Book Value                 $   7,387      $   6,734         $  7,157
                                   =========      =========         ========

NOTE 5 - Other Real Estate

    The carrying value of other real estate is as follows (in thousands):

                                          March 31,              December 31,
                                 -------------------------       -----------
                                   1996             1995             1995
                                 --------        ---------        ---------

Other Real Estate               $   145          $   426          $    148
Valuation Reserve                   (35)             (35)              (35)
                               --------          --------         --------

    Net Other Real Estate       $   110          $   391          $    113
                                =======          =======          ========

NOTE 5 - Other Real Estate (cont'd.)

    Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                      Year Ended
                                    Three Months Ended March 31,     December 31,
                                    ----------------------------     -----------
                                      1996             1995              1995
                                      -----            -----          ----------
Balance, Beginning of Period          $ 35             $ 35              $ 35
Provisions Charged to Income            -0-              -0-               -0-
Reductions from Sales                   -0-              -0-               -0-
                                      -----            -----             -----
Balance, End of Period                $ 35             $ 35              $ 35
                                      =====            =====             =====

    In addition to the above provisions, direct writedowns of other real estate charged to income were $3,000 for the three months ended March 31, 1996 and $2,000 for the three months ended March 31, 1995.


NOTE 6 - Deposits

    The book values of deposits by major type follow (in thousands):

                                                 March 31,
                                       --------------------------       December 31,
                                          1996             1995             1995
                                       ---------        ---------       -----------
Noninterest-Bearing Demand Deposits    $  89,119        $  69,537       $  89,184
Interest-Bearing Deposits:             ---------        ---------        ---------
 Interest-Bearing Transaction
     Accounts                            115,886           99,603         110,160
 Savings                                  45,179           17,501          36,870
 Savings Certificates - Time              48,514           46,389          49,005
 Certificates of Deposits $100,000
   or more                                24,779           23,161          24,551
 Other                                       339              237             339
                                       ---------        ---------       ---------
   Total                                 234,697          186,891         220,925
                                       ---------        ---------       ---------
       Total Deposits                  $ 323,816        $ 256,428       $ 310,109
                                       =========        =========       =========

NOTE 7 - Other Non-Interest Expense

     The significant components of other non-interest expense are as follows (in thousands):


                                                                     Year Ended
                                   Three Months Ended March 31,      December 31,
                                   ----------------------------      ------------
                                      1996             1995              1995
                                   -----------      -----------      ------------
Business Development                 $ 105            $ 103            $   443
Legal and Professional Fees             98              112                479
Printing and Supplies                   80               48                289
Regulatory Fees and Assessments         51              170                411
Other                                  417              357              1,144
                                     -----            -----            -------
Total                                $ 751            $ 790            $ 2,766
                                     =====            =====            =======

NOTE 8 - Income Taxes

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                 March 31,            December 31,
                                        -----------------------       -----------
                                          1996           1995             1995
                                        -------        --------       -----------
Current Tax Asset (Liability)           $ (675)        $ (525)            $  10
Deferred Tax Asset                         338            569               235
                                        -------        -------            -----
  Total Included in Other Assets/
     (Other Liabilities)                $ (337)        $   44             $ 245
                                        =======        =======            =====

     The deferred tax asset at March 31, 1996 of $338,000 included $68,000 related to unrealized gains on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):



                                                 Year Ended
                                        Three Months Ended March 31,    December 31,
                                        ----------------------------    ------------
                                            1996            1995            1995
                                        ------------     -----------    ------------
Federal Income Tax Expense
 Current                                  $  685          $  525          $ 2,400
 Deferred                                     (8)             29               68
                                          -------         ------          -------
   Total Federal Income Tax Expense       $  677          $  554          $ 2,468
                                          =======         ======          =======
   Effective Tax Rates                      34.2%          34.0%            34.3%
                                          =======         ======          =======

    The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                         Year Ended
                                        Three Months Ended March 31,     December 31,
                                        ----------------------------     -----------
                                               1996        1995               1995
                                              ------      ------            -------
Federal Income Taxes at Statutory
 Rate of 34%                                  $ 667       $ 554             $ 2,447
Effect of Tax Exempt Interest Income             (3)        (17)                (19)
Other                                            13          17                  40
                                              ------      ------            --------
 Income Taxes Per Income Statement            $ 677       $ 554             $ 2,468
                                              ======      ======            ========

NOTE 9 - Related Party Transactions

    The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,769,000 at December 31, 1995.

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

    At March 31, 1996, outstanding documentary and standby letters of credit totaled $4,566,000 and commitments to extend credit totaled $ 69,281,000.

NOTE 11 - Stock Option Plans

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

    The following is a summary of transactions during the periods presented:

                                                              Shares Under Option
                                                   ---------------------------------------
                                                     Three Months
                                                         Ended            Year Ended
                                                    March 31, 1996       December 31, 1995
                                                   ---------------       -----------------
Outstanding, Beginning of Period                        301,400               303,400
Additional Options Granted During the Period                 -0-               38,000
Forfeited During the Period                                  -0-                   -0-
Exercised During the Period                               6,500               (40,000)
                                                        --------              --------
  Outstanding, End of Period                            294,900               301,400
                                                        ========              ========

     Options outstanding at March 31, 1996 ranged in price from $1.875 to $13.94 per share with 221,380 shares exercisable. There remain 53,320 shares reserved for future grants of options under the 1993 Plan.

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

NOTE 12 - Employee Benefit Plans (cont'd.)

     The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                    1995             1994
                                                                  ---------       ---------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,152,000 in 1995 and $1,034,000 in 1994          $ (1,183)       $ (1,072)

Projected benefit obligation for service rendered
  to date                                                         $ (1,912)       $ (1,731)
Plan assets at fair value, primarily listed stocks
  and U.S. bonds                                                     1,786           1,616

Plan assets in excess of projected benefit obligation                 (126)           (115)
Unrecognized net loss from past experience
  different from that assumed and effect of
  changes in assumptions                                               197              48
Prior service cost not yet recognized in net
  periodic pension cost                                                 17              20

Net pension cost included in other assets/(other liabilities)      $    88         $   (47)

Net pension cost included the following components (in thousands):   Year Ended December 31,
                                                                   -------------------------
                                                                     1995             1994
                                                                   ---------       ---------
Service Cost - benefits earned during the period                   $   151         $   111
Interest cost on projected benefit obligation                          140             130
Less: Actual return on plan assets                                    (260)           (133)
Net amortization and deferral                                          148               5

          Net periodic pension cost                                  $ 179         $   113

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent at December 31, 1995 and 1994. The expected long-term rate of return on plan assets in 1995 was 9 percent.

     The market value of plan assets at March 31, 1996 was $2,089,000. There was a contribution to the plan during 1996 of $313,000 and prepaid pension cost at March 31, 1996 was $248,000.

MANAGEMENT SECURITY PLAN

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $56,000 and $42,000 during the first three months of 1996 and 1995, respectively, and $173,000 for the year 1995.

OTHER POST RETIREMENT BENEFITS

     The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

NOTE 13 - Earnings per Share

     Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                                Shares
Periods of Three Months Ended:                  ------

  March 31, 1996                               3,154,326
  March 31, 1995                               3,150,260

Year Ended December 31, 1995                   3,139,230


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

    The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                    March 31,
                                              --------------------
                                                1996         1995
                                              ---------   --------
Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:
     Commitments to Extend Credit             $ 69,281    $ 47,945
     Documentary and Standby
       Letters of Credit                        4,566        3,876


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

NOTE 17 - Stock Repurchase Plan

    On April 19, 1995, the Board of Directors approved a stock repurchase plan. The plan authorized mananagement to purchase up to 78,446 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

    In 1995, 22,780 shares were purchased by the Corporation through the open market and canceled. In the first three months of 1996, no shares were purchased.


NOTE 18 - Subsequent Event

    On April 16, 1996, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on May 15, 1996 to shareholders of record on May 1, 1996.

    Also on April 16, 1996, the Board of Directors approved a renewal of the stock repurchase plan, thereby authorizing the purchase of up to 157,819 shares of the Corporation's common stock over the next twelve months.

NOTE 19 - Fair Values of Financial Instruments

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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                March 31,
                                              --------------------------------------------------
                                                       1996                       1995
                                              ---------------------       ----------------------
                                               Carrying       Fair         Carrying        Fair
                                                Amount        Value         Amount         Value
                                              ---------      -------      ---------      --------
Financial Assets
   Cash and due from banks                     $ 23,224     $ 23,224      $ 17,647       $ 17,647
     Federal funds sold                          24,355       24,355         4,945          4,945
     Securities                                 122,943      120,591       110,809        109,738
     Loans                                      188,953      189,465       148,274        148,185

   Financial Liabilities
     Deposits                                   323,816      324,090       256,428        256,488
     Securities sold under repurchase
      agreements                                 12,199       12,199         5,736          5,736

   Off-balance Sheet Financial Instruments
     Loan commitments                            69,281       47,945
     Letters of credit                                         4,566                        3,876


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Net income for the first quarter of 1996 was $1,285,000, or $.41 per share, compared with $1,076,000, or $.34 per share, for the first quarter of 1995. Per share amounts are based on average shares outstanding of 3,154,326 for the first quarter of 1996 and 3,150,260 for the comparable period of 1995 (restated for a two-for-one stock split that occurred in December 1995). On a per share basis, net income increased 20.6% over the first quarter of the prior year.

     Outstanding loans at March 31, 1996 of $189.0 million represented an increase of $40.7 million, or 27.4%, over March 31, 1995 and an increase of $10.5 million, or 5.9%, from December 31, 1995.

     Total deposits at March 31, 1996 of $323.8 million represented an increase of $67.4 million, or 26.3%, over March 31, 1995 and a increase of $13.7 million, or 4.4%, from December 31, 1995.

     In the first quarter, net interest income increased 23.2% over the previous year. An increase in non-interest expense of 15.2% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the three months ended March 31, 1996 and 1995 (tax equivalent basis and dollars in thousands).

                                         Three Months Ended
                                              March 31,
                                        ----------------------
                                        1996             1995
                                       ------           ------
Interest Income                        $6,504           $5,111
Interest Expense                        2,363            1,746
                                       ------           ------

 Net Interest Income                    4,141            3,365
Provision for Loan Loss                   124               42
                                       ------           ------
 Net Interest Income After
   Provision for Loan Loss              4,017            3,323
Non-Interest Income                       729              727
Non-Interest Expense                    2,778            2,412
                                       ------           ------

 Income Before Income Tax               1,968            1,638
Income Tax Expense                        683              562
                                       ------           ------
   Net Income                          $1,285           $1,076
                                       ======           ======

Net Income per Share                   $  .41           $  .34

Return on Average Assets                1.46%            1.54%

Return on Average Stockholders'
  Equity*<FN1>                         17.16%           16.55%

<FOOTNOTE>
*Before adjustment for unrealized gains and losses on Available-for-Sale securities.
</FOOTNOTE>

SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 1996 and 1995 (rates on tax equivalent basis).

                                                           Three Months Ended March 31,
                                           --------------------------------------------------------------
                                                        1996                           1995
                                           ------------------------------   -----------------------------
                                            Average             Average     Average              Average
                                            Balances  Interest Yield/Rate   Balances  Interest  Yield/Rate
                                           ---------  -------- ----------   --------  --------  ----------
                                                               (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                        $ 20,324   $  277    5.42%      $  3,811   $    61     5.65%
  Investment Securities (Taxable)            119,321    1,789    6.02        112,424     1,638     5.85
  Investment Securities (Tax-exempt)              70        2   10.99            393        12    11.78
  Loans, Net of Unearned Discount<FN1>       184,454    4,436    9.67        142,731     3,400     9.66
                                            --------   ------               --------   -------
    Total Earning Assets                     324,169    6,504    8.07        259,359     5,111     7.98
                                                       ------                          -------

Non-interest Earning Assets:
  Cash and Due From Banks                     19,740                          15,683
  Other Assets                                11,884                          10,872
  Allowance for Loan Losses                   (2,546)                         (2,383)
                                            --------                         -------
    Total Assets                            $353,247                        $283,531
                                            ========                        ========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                               $ 113,248      928    3.29       $100,760       825     3.32
  Savings                                     40,618      409    4.05         17,008       112     2.67
  Savings Certificates                        48,878      598    4.92         45,568       488     4.34
  Certificates of Deposit
    $100,000 or more                          24,457      306    5.03         22,757       255     4.55
  Other Time                                     339        5    5.39            237         3     4.46
  Other Borrowings                            10,836      117    4.36          4,235        62     5.74
  Notes Payable                                   -0-      -0-     -0-            44         1     9.56
                                            --------    ------               -------     -----
    Total Interest-Bearing Liabilities       238,376    2,363    3.99        190,609     1,746     3.70
                                                        ------                           -----
Non-interest Bearing Liabilities:
  Demand Deposits                             82,189                          66,009
  Other Liabilities                            2,180                           1,227
  Shareholders' Equity                        30,502                          25,686
                                            --------                        --------
    Total Liabilities and
      Shareholders' Equity                 $ 353,247                        $283,531
                                           =========                        ========

Net Interest Income and Margin
 (Tax-equivalent Basis)<FN2>                          $ 4,141   5.14                   $ 3,365     5.26
                                                      =======                          =======

<FOOTNOTE>

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

</FOOTNOTE>

NET INTEREST INCOME

      Net interest income (tax equivalent) for the first quarter of 1996 was $4,141,000 which represented an increase of $776,000, or 23.1%, over the first quarter of 1995. This increase was heavily contributed to by a 29.2% increase in average loans for the first quarter of 1996 versus the same quarter last year.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended March
31, 1996 and 1995.

                                                 ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                          (Dollars in Thousands)

                                     1st Qtr. 1996 vs. 1st Qtr. 1995      1st Qtr. 1995 vs. 1st Qtr. 1994
                                           Increase (Decrease)                   Increase (Decrease)
                                           Due to Changes in:                    Due to Changes in:
                                     -------------------------------       ------------------------------
                                        Volume     Rate     Total             Volume    Rate     Total
                                        ------   -------   -------           --------  ------   -------
Interest Earning Assets:
 Federal Funds Sold                     $  231    $ (15)    $  216           $ (301)    $ 260    $ (41)
 Investment Securities (Taxable)           102       49        151              (47)      210      163
 Investment Securities (Tax-exempt)         (9)      (1)       (10)              (4)        2       (2)
 Loans, Net of Unearned Discount         1,032        4      1,036              340       457      797
                                        -------    -----    -------           ------     ----    -----
 Total Interest Income                   1,356       37      1,393              (12)      929      917
                                        -------    -----    -------           ------     ----    -----
Interest-Bearing Liabilities:
 Deposits                                  407      156        563             (147)      626      479
 Other Borrowings                          149      (94)        55               19        23       42
 Notes Payable                              (1)      -0-        (1)             (20)       15       (5)
                                        ------     -----    -------           ------     ----    -----
Total Interest Expense                     555       62        617             (148)      664      516
                                        ------     -----    -------           ------     ----    -----
   Net Interest Income                  $  801    $ (25)    $  776            $ 136     $ 265    $ 401
                                        ======    ======    =======           ======    =====    =====

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

    The Corporation's allowance for loan losses was $2,653,000, or 1.40% of total loans, as of March 31, 1996 compared to $2,355,000, or 1.59% of total loans, as of March 31, 1995.

    Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                            Three Months Ended
                                                 March 31,
                                         -------         -------
                                           1996            1995
                                         -------         -------
Balance, Beginning of Period             $ 2,500         $ 2,410
Provisions, Charged to Income                124              42
Loans Charged-Off                             -0-           (163)
Recoveries of Loans Previously
   Charged-Off                                29              66
                                         --------        --------
           Net Loans Charged-Off              29             (97)
                                         --------        --------
Balance, End of Period                   $ 2,653         $ 2,355
                                         ========        ========

   The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                               March 31,     December 31,     September 30,      June 30,       March 31,
                                  1996          1995               1995            1995           1995
                               --------      ------------     -------------      --------       ---------
Non-Accrual Loans              $ 1,066         $  990            $ 1,247         $  372          $ 368
Other Real Estate Owned            110            113                345            348            391
Renegotiated Loans                  -0-            -0-                -0-            -0-            -0-
                               --------        -------            -------         ------         ------
  Total Non-Performing
  Assets                       $ 1,176         $ 1,103            $ 1,592         $ 720          $ 759
                               ========        =======            =======         ======         ======

     Non-accrual loans to total loans were .56% at March 31, 1996 and non-performing assets were .62% of loans and other real estate owned at the same date.

NON-INTEREST INCOME

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                      Three Months Ended March 31,
                                                    ------------------------------
                                                      1996        1995       % Change
                                                    -------      -------     --------
Service Charges on Deposit Accounts                  $ 385       $ 384           .3%
Gains (Loss) on Sale of Investment Securities            3         (10)          --
Non-recurring Income                                    32         126           --
Other Non-interest Income                              309         227         36.1
                                                     -----       -----
   Total Non-interest Income                          $ 729      $ 727           .3%
                                                     =====       =====

    Non-recurring income is primarily interest recovered on loans charged-off in prior years. The increase in other non-interest income was primarily due to increases in fees earned from investment brokerage services.

NON-INTEREST EXPENSE

     Non-interest expenses include all expenses other than interest expense, loan loss provision and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).


                                             Three Months Ended March 31,
                                         ------------------------------------
                                           1996         1995        % Change
                                         --------     --------     ----------
Salaries & Employee Benefits              1,655        1,380          19.9%
Occupancy Expense - Net                     180          167           7.8
Furniture and Equipment Expense             197          152          29.6
Other Real Estate Expense - Net              (5)         (77)          --
Other Expenses:
 Business Development                       105          103           1.9
 Insurance - Other                           27           25           8.0
 Legal & Professional Fees                   98          112         (12.5)
 Taxes - Other                               23           22           4.5
 Postage & Courier                           74           60          23.3
 Printing & Supplies                         80           48          66.7
 Regulatory Fees & Assessments               51          170         (70.0)
 Other Operating Expenses                   293          250          17.2
                                          -----        -----
   Total Other Expenses                     751          790          (4.9)
                                          -----        -----
   Total Non-interest Expense           $ 2,778      $ 2,412          15.2
                                        =======      =======

    Total non-interest expense increased 15.2% in the first quarter of 1996 over 1995, reflecting increases in salaries and benefits, furniture and equipment expenses, postage and courier expenses and other operating expenses. As a percent of average assets, non-interest expenses were 3.16% in the first quarter of 1996 and 3.45% in in the same period of 1995. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 57.2% for the first quarter of 1996. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

    The increase in salaries and employee benefits for the first quarter of 1996 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by eleven in the first quarter of 1996 to an average full-time equivalent of 134. The increases for salaries and number of employees include additions for a branch office opened in mid year of 1995.

    The increase in furniture and equipment expense is primarily a result of increased depreciation for a new communication system installed in 1995, furniture acquired in late 1995 for the new branch office, and acceleration of depreciation on certain item processing equipment.

    Postage and courier expenses increased because of additional customer mailings in the first quater of 1996.

    Regulatory fees and assessments declined in the first quarter of 1996 because of a decrease in mid 1995 in FDIC insurance premiums on deposits.

    Other operating expenses increased in the first quarter of 1996 due to an increase in various miscellaneous operating costs.

INTEREST RATE SENSITIVITY

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 1996 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                            Total     Repriced
                                         Matures or Reprices within:        Rate       After
                                   -------------------------------------  Sensitive   1 Year or
                                    30 Days   31-90   91-180     181 to   One Year  Non-interest
                                    or Less    Days    Days     One Year  or Less    Sensitive     Total
                                   --------  -------  --------  -------- ---------  ------------ ---------
Earning Assets:
  Loans                          $ 103,130   $ 8,026  $ 11,413  $ 18,128 $ 140,697   $ 48,256    $ 188,953
  Investment Securities              7,751     7,763    10,858    22,850    49,222     73,721      122,943
  Federal Funds Sold                24,355       -0-       -0-       -0-    24,355        -0-       24,355
                                 ---------   -------   -------   -------  --------   --------    ---------

   Total Earning Assets            135,236    15,789    22,271    40,978   214,274    121,977      336,251
                                 ---------   -------   -------   -------  --------   --------    ---------
Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings           161,065      -0-       -0-       -0-    161,065       -0-       161,065
  Certification of Deposits
    >$100,000                       11,214     3,748     4,475     4,789    24,226        553       24,779
  Other Time Deposits                3,166     9,426    13,283    16,776    42,651      6,202       48,853
  Repurchase Agreements             12,199       -0-       -0-       -0-    12,199        -0-       12,199
                                  --------    ------    ------    ------    ------   --------
Total Interest Bearing
    Liabilities                    187,644    13,174    17,758    21,565   240,141      6,755      246,896
                                  --------    ------    ------    ------   -------   --------     --------

Interest Sensitivity
 Gap                             $ (52,408)  $  2,615  $  4,513  $ 19,413 $ (25,867) $ 115,222   $  89,355
                                 =========   ========  ========  ======== =========  =========   =========
Cumulative Gap                   $ (52,408)  $(49,793) $(45,280) $(25,867)
                                 =========   ========  ========  ========
Cumulative Gap to
 Total Earning Assets               (15.6%)    (14.8%)   (13.5%)    (7.7%)

Cumulative Gap to
 Total Assets                       (14.2%)    (13.5%)   (12.3%)    (7.0%)


    The preceding static gap report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category of assets liability may have in relation to other categories or market rates in general. For instance, the rate paid on NOW accounts typically moves slower than the three month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a "beta factor" adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of 7.0% was reversed to a positive 15.1% "beta adjusted" gap position.

    Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

CAPITAL

    The Federal Reserve Board has guidelines for capital to total assets (leverage) and capital standards for bank holding companies. The Comptroller of the Currency also has similar guidelines for national banks. These guidelines require a minimum level of Tier I capital to total assets of 3 percent. A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general be considered a strong banking organization. Organizations not meeting these characteristics are expected to operate well above these minimum capital standards. Thus, for all but the most highly rated organizations, the minimum Tier I leverage ratio is to be 3 percent plus minimum additional cushions of at least 100 to 200 basis points. At the discretion of the regulatory authorities, additional capital may be required.

    At March 31, 1996, total capital to total assets was 8.34%.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1996, the Corporation's Tier I capital represented 14.42% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.65% of risk weighted assets. Both ratios are well above current regulatory guidelines.

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

               Not applicable

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      11     Computation of Earnings Per Common Share

                      27     Financial Data Schedule

                (b) No Reports on Form 8-K were filed during the period ending March 31, 1996

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.
                                          Registrant


Date:  April 30, 1996               By:  /s/  Philip E. Norwood
       --------------                  -------------------------------
                                       Philip E. Norwood, President and
                                       Chief Executive Officer

Date:  April 30, 1996               By:  /s/  Bob G. Scott
                                       -------------------------------
                                       Bob G. Scott, Senior Vice President
                                       and Chief Financial Officer


                              EXHIBIT INDEX

Exhibit                                                         Page No.
- -------                                                         --------

11               Computation of Earnings Per Common Share

27               Financial Data Schedule