Form 10-Q
period 1996-06-30
SUMMIT BANCSHARES INC /TX/
filed 1996-08-14
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996; or

[   ]              Transition report pursuant to section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the Transition period from              to              .
                                         -----------      ------------


                        Commission File Number 0-11986


                            SUMMIT BANCSHARES, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Texas                                       75-1694807
- -----------------------                            ----------------
State of Incorporation)                            (I.R.S. Employer
                                                   Identification No.)

               1300 Summit Avenue, Fort Worth, Texas 76102
               -------------------------------------------
                 (Address of principal executive offices)


                               (817) 336-6817
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


                               No Change
            -----------------------------------------------
                   (Former name, former address and
            former fiscal year if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
            ---     ---

The number of shares of common stock, $1.25 par value, outstanding at June 30, 1996 was 3,209,386 shares.

                         SUMMIT BANCSHARES, INC.

                                 INDEX


PART I - FINANCIAL INFORMATION                                       Page No.


Item 1.  Financial Statements

Consolidated Balance Sheets at June 30,
1996 and 1995 and at December 31, 1995                                   4

Consolidated Statements of Income for
the Six Months Ended June 30, 1996 and
1995 and for the Year Ended December 31,
1995                                                                     5

Consolidated Statements of Income for
the Three Months Ended June 30, 1996
and 1995 and for the Year Ended December
31, 1995                                                                 6

Consolidated Statements of Changes in
Shareholders' Equity for the Six Months
Ended June 30, 1996 and 1995 and for the
Year Ended December 31, 1995                                             7

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 1996
and 1995 and for the Year Ended December
31, 1995                                                               8-9

Notes to Consolidated Financial Statements
for the Six Months Ended June 30, 1996
and 1995 and for the Year Ended December
31, 1995                                                             10-20

The June 30, 1996 and 1995 and the December 31, 1995 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.            Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations for the Six Months Ended
                   June 30, 1996 and 1995                            21-27

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Item 2.            Change in Securities

Item 3.            Defaults Upon Senior Securities

Item 4.            Submission of Matters to a Vote of Security Holders

Item 5.            Other Information

Item 6.            Exhibits and Reports on Form 8-K

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                             June 30,                           (Unaudited)
                                                                  -------------------------------               December 31
                                                                     1996               1995                      1995
                                                                  ------------     ---------------            ------------
                                                                                   (In Thousands)
ASSETS

CASH AND DUE FROM BANKS                                           $  21,854            $  20,637                $  22,480
FEDERAL FUNDS SOLD                                                   14,815               25,045                   25,680
INVESTMENT SECURITIES - NOTE 2
  (Market Value of $125,497,000
   and $101,654,000 at June 30, 1996 and 1995
   and $119,575,000 at December 31, 1995)                           126,120              101,693                  119,368
LOANS - NOTE 3
    Loans, Net of Unearned Discount                                 201,973              156,695                  178,493
      Allowance for Loan Losses                                      (2,829)              (2,464)                  (2,500)
                                                                  ---------             ---------               ---------
           LOANS, NET                                               199,144               154,231                 175,993

PREMISES AND EQUIPMENT - NOTE 4                                       7,320                 6,780                   7,157
ACCRUED INCOME RECEIVABLE                                             3,491                 2,456                   3,288
OTHER REAL ESTATE - NOTE 5                                              172                   348                     113
OTHER ASSETS                                                          2,033                 1,246                   1,338
                                                                  ---------             ---------               ---------
TOTAL ASSETS                                                      $ 374,949             $ 312,436               $ 355,417
                                                                  =========             =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
Noninterest-Bearing Demand                                        $  94,051             $  76,565                $ 89,184
Interest-Bearing                                                    235,419               200,339                 220,925
                                                                  ---------             ---------               ---------
    TOTAL DEPOSITS                                                  329,470               276,904                 310,109

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE                                            11,514                 6,049                  13,528
ACCRUED INTEREST PAYABLE                                                581                   545                     635
OTHER LIABILITIES                                                     1,391                 1,095                   1,020
                                                                  ---------             ---------               ---------
    TOTAL LIABILITIES                                               342,956               284,593                 325,292
                                                                  ---------             ---------               ---------

SHAREHOLDERS' EQUITY - NOTES 11, 13 and 17
 Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 3,209,386, 1,560,441 and 3,149,886
   shares issued and outstanding at June 30, 1996
   and 1995 and at December 31, 1995, respectively                    4,012                 1,950                   3,937
  Capital Surplus                                                     4,121                 6,054                   4,109
  Retained Earnings                                                  23,979                19,619                  21,745
  Unrealized Gain (Loss) on Investment Securities
     Available for Sale, Net of Tax                                    (119)                  220                     334
                                                                   ---------            ---------               ---------
    TOTAL SHAREHOLDERS' EQUITY                                       31,993                27,843                  30,125
                                                                   ---------            ---------               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 374,949             $ 312,436               $ 355,417
                                                                  =========             =========               =========

The accompanying Notes should be read with these financial statements.

                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                                                                          (Unaudited)                      (Unaudited)
                                                                      For the Six Months                   Year Ended
                                                                         Ended June 30,                    December 31
                                                                 -----------------------------
                                                                   1996                 1995                    1995
                                                                 ----------          ----------              -----------
                                                                        (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                      $ 9,060              $ 7,127                 $ 15,331
  Interest and Dividends on Investment Securities:
    Taxable                                                         3,666                3,207                    6,479
    Exempt from Federal Income Taxes                                                         1                     1423
  Interest on Federal Funds Sold                                      492                  228                    1,096
                                                                  -------              -------                  -------
          TOTAL INTEREST INCOME                                    13,219               10,576                   22,929
                                                                  -------              -------                  -------
INTEREST EXPENSE
  Interest on Deposits                                              4,488                3,609                    7,936
  Interest on Securities Sold Under
   Agreements to Repurchase                                           236                  132                      340
  Interest on Notes Payable                                           -0-                    1                        1

          TOTAL INTEREST EXPENSE                                    4,724                3,742                    8,277
                                                                  -------              -------                  -------

          NET INTEREST INCOME                                       8,495                6,834                   14,652
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                              288                   86                      236
                                                                  -------              -------                  -------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                8,207                6,748                   14,416
                                                                  -------              -------                  -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                787                  772                    1,525
  Loss on Sale of Investment Securities                                (7)                 (10)                      (10)
  Other Income                                                        680                  685                    1,239
                                                                  -------              -------                  -------
          TOTAL NON-INTEREST INCOME                                 1,460                1,447                    2,754
                                                                  -------              -------                  -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                    3,352                2,794                    5,903
  Occupancy Expense - Net                                             387                  347                      712
  Furniture and Equipment Expense                                     400                  321                      691
  Other Real Estate Owned Expense - Net                                16                  (86)                      (99)
  Other Expense                                                     1,425                1,475                    2,766
                                                                  -------              -------                  -------
          TOTAL NON-INTEREST EXPENSE                                5,580                4,851                    9,973
                                                                  -------              -------                  -------
          INCOME BEFORE INCOME TAXES                                4,087                3,344                    7,197

APPLICABLE INCOME TAXES - NOTE 8                                    1,407                1,139                    2,468
                                                                  -------              -------                  -------
          NET INCOME                                              $ 2,680              $ 2,205                  $ 4,729
                                                                  =======              =======                  =======
          NET INCOME PER SHARE - NOTE 13                          $   .84              $   .70                  $  1.51
                                                                  =======              =======                  =======

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                                                                             (Unaudited)
                                                                                      For the Three Months Ended
                                                                                               June 30,
                                                                                  ---------------------------------------
                                                                                    1996                          1995
                                                                                  ---------                     --------
                                                                                    (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                      $ 4,627                         $ 3,732
  Interest and Dividends on Investment Securities:
     Taxable                                                                        1,876                           1,568
     Exempt from Federal Income Taxes                                                 -0-                               6
  Interest on Federal Funds Sold                                                      218                             167
                                                                                  -------                         -------
          TOTAL INTEREST INCOME                                                     6,721                           5,473
                                                                                  -------                         -------

INTEREST EXPENSE
  Interest on Deposits                                                              2,242                           1,926
  Interest on Securities Sold Under Agreements
    to Repurchase                                                                     119                              70
  Interest on Note Payable                                                            -0-                             -0-
                                                                                  -------                         -------
          TOTAL INTEREST EXPENSE                                                    2,361                           1,996
                                                                                  -------                         -------
          NET INTEREST INCOME                                                       4,360                           3,477
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                              164                              44
                                                                                  -------                         -------
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                                               4,196                           3,433
                                                                                  -------                         -------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                                402                             388
  Gain (Loss) on Sale of Investment Securities                                        (10)                            -0-
  Other Income                                                                        339                             332
                                                                                  -------                         -------
          TOTAL NON-INTEREST INCOME                                                   731                             720
                                                                                  -------                         -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                                    1,697                           1,414
  Occupancy Expense - Net                                                             207                             180
  Furniture and Equipment Expense                                                     203                             169
  Other Real Estate Owned Expense - Net                                                21                              (9)
  Other Expense                                                                       674                             685
                                                                                  -------                         -------
          TOTAL NON-INTEREST EXPENSE                                                2,802                           2,439
                                                                                  -------                         -------
          INCOME BEFORE INCOME TAXES                                                2,125                           1,714

APPLICABLE INCOME TAXES - NOTE 8                                                      730                             585
                                                                                  -------                         -------
          NET INCOME                                                              $ 1,395                         $ 1,129
                                                                                  =======                         =======
          NET INCOME PER SHARE  - NOTE 13                                         $   .43                         $   .36
                                                                                  =======                         =======

The accompanying Notes should be read with these financial statements.

                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                AND FOR THE YEAR ENDED DECEMBER 31, 1995
                               (Unaudited)
                                                                                         Unrealized
                                    Common Stock                                         Gain (Loss)
                              ------------------------        Capital      Retained    on Investment     Treasury
                                Shares         Amount         Surplus      Earnings    Securities-Net      Stock     Total
                              ---------       --------       --------      ---------   --------------    --------  --------
BALANCE AT
  JANUARY 1, 1995              1,578,723      $ 1,973        $ 6,047       $ 18,187      $   (873)       $  -0-     $ 25,334

Purchases of Stock
  Held in Treasury                                                                                         (453)        (453)

Retirement of Stock
  Held in Treasury               (20,482)         (26)                          (427)                       453          -0-

Net Income for the
  Six Months Ended
  June 30, 1995                                                               2,205                                    2,205

Stock Options
  Exercised                       2,200             3              7                                                      10

Cash Dividend $.11
  Per Share                                                                     (346)                                   (346)

Securities Available-
  for-Sale Adjustment                                                                        1,093                     1,093
                              ---------      --------       --------         ---------     -------      -------      -------

BALANCE AT
  JUNE 30, 1995               1,560,441         1,950          6,054         19,619            220          -0-       27,843

Purchaes of Stock
  Held in Treasury                                                                                           (55)       (55)

Retirement of Stock
  Held in Treasury                (2,298)          (3)                           (52)                        55          -0-

Net Income for the
  Six Months Ended
  December 31, 1995                                                           2,524                                    2,524

Stock Options
  Exercised                      16,800            21             24                                                      45

Cash Dividend $.11
  Per Share                                                                     (346)                                   (346)

Two-for-One Stock Split       1,574,943         1,969          (1,969)                                                    -0-

Securities Available-
  for-Sale Adjustment                                                                          114                        114
                              ---------       -------          -------        -------      -------      -------       -------

BALANCE AT
  DECEMBER 31, 1995           3,149,886         3,937          4,109         21,745            334          -0-        30,125

Net Income for the
  Six Months Ended
  June 30, 1996                                                               2,680                                     2,680

Stock Options Exercised          59,500            75             12                                                       87

Cash Dividend $.14
  Per Share                                                                     (446)                                   (446)

Securities Available-
  for-Sale Adjustment         ---------         -----        -------          -------      -------      -------       -------

BALANCE AT
  JUNE 30, 1996               3,209,386       $ 4,012        $ 4,121       $ 23,979          $ (119)    $   -0-      $ 31,993
                              =========       =======        =======       ========          =======    =======      ========

The accompanying Notes should be read with these financial statements.

                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                                  (Unaudited)                   (Unaudited)
                                                                                    June 30,                    December 31,
                                                                        --------------------------------
                                                                             1996              1995                 1995
                                                                        -------------      -------------          ---------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                $ 2,680           $ 2,205               $ 4,729
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Depreciation and Amortization                                             376                296                   652
     Net Premium Amortization of Investment Securities                         180                122                   445
     Provision for Loan Losses                                                 288                 86                   236
     Net (Increase) Decrease in Deferred Income Taxes                          (13)               -0-                    68
     Loss on Sale of Investment Securities                                       7                 10                    10
     Writedown of Other Real Estate                                              6                  5                    12
     Net Gain From Sale of Other Real Estate                                   -0-                (73)                  (78)
     Net Gain on Sale of Premises and Equipment                                  1                -0-                   -0-
      (Increase) Decrease in Accrued Income and Other Assets                  (548)                21                (1,044)
     Increase in Accrued Expenses and Other Liabilities                        317                326                   297
                                                                          --------           --------              --------
      Total Adjustments                                                        614                793                   598
                                                                          --------           --------              --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,294              2,998                 5,327
                                                                          --------           --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                             10,865            (15,305)              (15,940)
  Proceeds from Matured and Prepaid Investment Securities
    - Held-to-Maturity                                                      12,150             10,272                21,154
    - Available-for-Sale                                                    10,438              2,372                12,703
  Proceeds from Sales of Investment Securities                               9,016              2,951                 2,969
  Purchase of Investment Securities
    - Held-to-Maturity                                                     (15,164)            (1,041)              (27,616)
    - Available-for-Sale                                                   (24,066)               -0-               (12,482)
  Loans Originated and Principal Repayments, Net                           (23,677)           (17,905)              (39,724)
  Recoveries of Loans Previously Charged-Off                                    68                134                   201
  Proceeds from Sale of Premises and Equipment                                   1                -0-                   -0-
  Proceeds from Sale of Other Real Estate                                      -0-                369                   502
  Purchases of Premises and Equipment                                         (539)              (474)               (1,207)
                                                                           --------           --------              --------
      NET CASH USED BY INVESTING ACTIVITIES                                (20,908)           (18,627)              (59,440)
                                                                           --------           --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                       20,467             14,199                45,230
  Net (Decrease) Increase in Certificates of Deposit                        (1,106)             3,165                 5,338
  Net Increase (Decrease) in Repurchase Agreements                          (2,014)             1,521                 9,000
  Principal Payments of Notes Payable                                          -0-               (250)                 (250)
  Payments of Cash Dividends                                                  (446)              (346)                 (692)
  Purchase of Treasury Stock                                                   -0-               (453)                 (508)
  Proceeds from Stock Options Exercised                                         87                 10                    55
                                                                            -------           --------              --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            16,988             17,846                58,173
                                                                            -------           --------              --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                            (626)             2,217                 4,060

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                              22,480             18,420                18,420
                                                                          --------           --------              --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                  $ 21,854           $ 20,637              $ 22,480
                                                                          ========           ========              ========

                 SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                (Unaudited)

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
                                                                             (Unaudited)                       (Unaudited)
                                                                              June 30,                        December 31,
                                                                  -----------------------------              -------------
                                                                     1996               1995                     1995
                                                                  -----------         ---------              -------------
                                                                          (In Thousands)
(1)  Interest Paid                                                 $ 4,778            $ 3,684                   $ 8,129
(2)  Income Taxes Paid                                               1,468              1,094                     2,410
(3)  Other Real Estate Acquired in Settlement
      of Loans                                                          65               -0-                        -0-
(4)  Bank Financed Sales of Other Real Estate                          -0-               -0-                        100

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)

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

        CASH AND DUE FROM BANKS

        The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 1996 the average cash balance maintained at the Federal Reserve Bank was $2,841,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $12,559,000 during the same six month period of 1996.

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)

        In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

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

        STATE INCOME TAXES

        The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1995 or during the first six months of 1996.

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

NOTE 2 - Investment Securities

        A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                            June 30, 1996
                                                                       ---------------------------------------------------
                                                                       Amortized     Unrealized     Unrealized       Fair
                                                                          Cost          Gains         Losses        Value
                                                                       ----------    -----------   -----------    --------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                              $ 31,044       $ 109       $  (243)      $  30,910
  U.S. Government Agencies
   and Corporations                                                       24,802           4          (344)         24,462
  U.S. Government Agency Mortgage
   Backed Securities                                                      10,574           5          (154)         10,425
                                                                       ---------       -----       --------      ---------

    Total Held-to-Maturity Securities                                     66,420         118          (741)        (65,797)
                                                                       ---------       -----       --------      ---------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                               51,530         160          (396)         51,294
  U.S. Government Agencies
    and Corporations                                                       4,490          35           (18)          4,507
  U.S. Government Agency Mortgage
    Backed Securities                                                      3,606          49           (10)          3,656
  Federal Reserve Bank Stock                                                 254         -0-            -0-            254
                                                                       ---------      ------       --------      ---------
     Total Available-for-Sale Securities                                  59,880         244          (424)         59,700
                                                                       ---------      ------       --------      ---------
        Total Investment Securities                                    $ 126,300       $ 362       $(1,165)      $ 125,497
                                                                       =========      ======       ========      =========


         In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $66,420,000 and the FAIR VALUE of Total Available-for-Sale Securities of $59,700,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1996 for a total of $126,120,000. A net unrealized loss of $180,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)

         The carrying value of investment securities totaling $27,825,000 at June 30, 1996, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $27,664,000 at June
30, 1996.

                                                                                          June 30, 1995
                                                                    ------------------------------------------------------
                                                                                      Gross          Gross
                                                                    Amortized      Unrealized     Unrealized       Fair
                                                                      Cost            Gains         Losses         Value
                                                                    ---------      ----------      ---------    ----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                         $ 36,167          $   294        $ (305)     $ 36,156
  U.S. Government Agencies and Corporations                           8,388               25           (30)        8,383
  U.S. Government Agency Mortgage
   Backed Securities                                                  6,241                6           (33)        6,214
  Obligations of States and Political Subdivisions                      324                4            -0-          328
                                                                    -------          -------         ------     --------
    Total Held-to-Maturity Securities                                51,120              329          (368)       51,081
                                                                    -------          -------         ------     --------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                          44,048              405          (134)       44,319
  U.S. Government Agencies
    and Corporations                                                  2,524               70           (16)        2,578
  U.S. Government Agency Mortgage
    Backed Securities                                                 3,414               19           (11)        3,422
  Federal Reserve Bank Stock                                            254              -0-            -0-          254
                                                                    -------          -------        -------     --------
     Total Available-for-Sale Securities                             50,240              494          (161)       50,573
                                                                    -------          -------        -------     --------
        Total Investment Securities                                $ 101,36          $   823        $ (529)     $101,654
                                                                   ========          =======        =======     ========

        In the above schedule the AMORTIZED COST of Total Held-to-Maturity Securities of $51,120,000 and the FAIR VALUE of Total Available-for-
Sale Securities of $50,573,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1995 for a total of $101,693,000. A net unrealized gain of $333,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax benefit, is included in Shareholders' Equity.

        Proceeds from sales of investment securities were $9,016,000 and $2,951,000 during the first six months of 1996 and 1995, respectively and $2,969,000 during the year 1995. In the six months ended June 30, 1996, gains from sale of securities of $11,000 and losses of $18,000 were realized; a loss of $10,000 was realized for the six months ended June 30, 1995 and for the year ended December 31, 1995.

NOTE 3 - Loans and Allowance for Loan Losses


        The book values of loans by major type follow (in thousands):

                                                                      June 30,
                                                        ----------------------------------------           December 31,
                                                            1996                       1995                    1995
                                                        ------------               -------------           ------------
Commercial                                              $  94,263                  $  74,998                $  81,542
Real Estate Mortgage                                       69,730                     56,721                   64,200
Real Estate Construction                                   13,258                      4,854                   10,189
Loans to Individuals, Less
  Unearned Discount                                        24,722                     20,122                   22,562
                                                         --------                   --------                ---------
                                                          201,973                    156,695                  178,493
Allowance for Loan Losses                                  (2,829)                    (2,464)                  (2,500)
                                                         --------                  ---------                ---------
     Loans - Net                                         $199,144                  $ 154,231                $ 175,993
                                                         ========                  =========                =========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

          Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                              Six Months Ended June 30,                       Year Ended
                                                       ---------------------------------------               December 31,
                                                           1996                         1995                     1995
                                                       ------------                  ----------              ------------
Balance, Beginning of Period                             $ 2,500                      $ 2,410                  $ 2,410
Provisions, Charged to Income                                288                           86                      236
Loans Charged-Off                                            (27)                        (166)                    (347)
Recoveries of Loans Previously
 Charged-Off                                                  68                          134                      201
                                                         -------                      -------                  -------
          Net Loans Charged-Off                               41                          (32)                     146
                                                         -------                      -------                  -------
Balance, End of Period                                   $ 2,829                      $ 2,464                  $ 2,500
                                                         =======                      =======                  =======

      The provisions for loan losses charged to operating expenses during the six months ended June 30, 1996 and June 30, 1995 of $288,000 and $86,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1995 a provision of $236,000 was recorded.

      At June 30, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $695,000 (of which $695,000 were on non-accrual status). The related allowance for loan losses for these loans was $375,000. The average recorded investment in impaired loans during the three months ended June 30, 1996 was approximately $864,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

      The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                            June 30,
                                                                 -------------------------------              December 31,
                                                                   1996                   1995                     1995
                                                                 --------               --------               ------------
Land                                                             $ 1,446                 $ 1,264                $  1,279
Buildings and Improvements                                         7,359                   6,855                   7,115
Furniture & Equipment                                              5,146                   4,826                   5,051
                                                                 -------                 -------                --------
        Total Cost                                                13,951                  12,945                  13,445
Less:  Accumulated Amortization and Depreciation                  (6,631)                 (6,165)                 (6,288)
                                                                 -------                --------                --------
        Net Book Value                                           $ 7,320                 $ 6,780                $  7,157
                                                                 =======                ========                ========

NOTE 5 - Other Real Estate

        The carrying value of other real estate is as follows (in thousands):

                                                                              June 30,
                                                                ----------------------------------           December 31,
                                                                  1996                    1995                   1995
                                                                --------                 -------               --------
Other Real Estate                                               $   207                   $  383                $  148
Valuation Reserve                                                   (35)                     (35)                  (35)
                                                                -------                   ------               -------
        Net Other Real Estate                                   $   172                   $  348                $  113
                                                                ========                  ======               =======

NOTE 5 - Other Real Estate (cont'd.)

        Transactions in the valuation reserve are summarized as follows (in thousands):


                                                                       Six Months Ended June 30,               Year Ended
                                                               ----------------------------------------       December 31,
                                                                   1996                    1995                   1995
                                                                 -------                  -------                -------
Balance, Beginning of Period                                    $   35                   $  35                  $   35
Provisions Charged to Income                                        -0-                     -0-                     -0-
Reductions from Sales                                               -0-                     -0-                     -0-
                                                                 ------                  ------                  ------
Balance, End of Period                                           $   35                   $  35                  $   35
                                                                 ======                  ======                  ======

        In addition to the above provisions, direct writedowns of other real estate charged to income were $6,000 for the six months ended
June 30, 1996 and $5,000 for the six months ended June 30, 1995.

NOTE 6 - Deposits

        The book values of deposits by major type follow (in thousands):

                                                                            June 30,
                                                                --------------------------------              December 31,
                                                                  1996                    1995                    1995
                                                                --------               ----------           ----------------
Noninterest-Bearing Demand Deposits                            $  94,051               $  76,565               $  89,184
                                                               ---------               ---------               ---------
Interest-Bearing Deposits:
  Interest-Bearing Transaction Accounts                          115,327                 103,259                 110,160
  Savings                                                         47,641                  25,457                  36,870
  Savings Certificates - Time                                     47,581                  47,858                  49,005
  Certificates of Deposits $100,000 or more                       24,431                  23,526                  24,551
  Other                                                              439                     239                     339
                                                               ---------               ---------               ---------
   Total                                                         235,419                 200,339                 220,925
                                                               ---------               ---------               ---------
       Total Deposits                                          $ 329,470               $ 276,904               $ 310,109
                                                               =========               =========               =========

NOTE 7 - Other Non-Interest Expense

      The significant components of other non-interest expense are as follows (in thousands):


                                                                    Six Months Ended June 30,                  Year Ended
                                                              ----------------------------------              December 31,
                                                                 1996                     1995                    1995
                                                              ---------                ---------               -----------
Business Development                                          $   218                   $  198                   $   443
Legal and Professional Fees                                       205                      207                       479
Printing and Supplies                                             154                      119                       289
Regulatory Fees and Assessments                                   102                      340                       411
Other                                                             746                      611                     1,144
                                                              -------                  -------                   -------
     Total                                                    $ 1,425                  $ 1,475                   $ 2,766
                                                              =======                  =======                   =======

NOTE 8 - Income Taxes

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                           June 30,
                                                              ----------------------------------              December 31,
                                                                1996                     1995                     1996
                                                              --------                 ---------              ------------
Current Tax Asset (Liability)                                  $   46                     $  (7)                $    10
Deferred Tax Asset                                                481                       299                     235
                                                               ------                   -------                  ------
     Total Included in Other Assets/
          (Other Liabilities)                                  $  527                   $  292                   $  245
                                                               ======                   =======                  ======

        The deferred tax asset at June 30, 1996 of $481,000 included $61,000 related to unrealized losses on Available-for-Sale Securities.

        The components of income tax expense were as follows (in thousands):


                                                           Six Months Ended June 30,                         Year Ended
                                                        -------------------------------                     December 31,
                                                           1996                  1995                           1995
                                                        ---------               -------                       ---------
Federal Income Tax Expense
   Current                                              $  1,420                $  1,101                      $  2,400
   Deferred                                                  (13)                     38                            68
                                                        ---------               --------                       -------
       Total Federal Income Tax Expense                 $  1,407                $  1,139                      $  2,468
                                                        =========               ========                      ========
       Effective Tax Rates                                 34.4%                   34.0%                         34.3%
                                                        =========               ========                      ========

       The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                            Six Months Ended June 30,                        Year Ended
                                                        --------------------------------                    December 31,
                                                           1996                  1995                           1995
                                                        ---------             ----------                    ------------
Federal Income Taxes at Statutory
   Rate of 34%                                           $ 1,389               $ 1,137                         $ 2,447
Effect of Tax Exempt Interest Income                          (5)                  (11)                            (19)
Other                                                         23                    13                              40
                                                         -------               -------                        --------
   Income Taxes Per Income Statement                     $ 1,407               $ 1,139                         $ 2,468
                                                         =======               =======                        ========

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

       At June 30, 1996, outstanding documentary and standby letters of credit totaled $6,128,000 and commitments to extend credit totaled $72,199,000.

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

       The following is a summary of transactions during the periods presented:

                                                                             Shares Under Option
                                                                ----------------------------------------------
                                                                  Six Months
                                                                     Ended                      Year Ended
                                                                 June 30, 1996               December 31, 1995
                                                                --------------               -----------------
Outstanding, Beginning of Period                                    301,400                       303,400
Additional Options Granted During the Period                             -0-                       38,000
Forfeited During the Period                                              -0-                          -0-
Exercised During the Period                                         (64,500)                      (40,000)
                                                                    --------                      --------
  Outstanding, End of Period                                        236,900                       301,400
                                                                   ========                      ========

        Options outstanding at June 30, 1996 ranged in price from $1.875 to $13.94 per share with 186,940 shares exercisable. There remain 53,320 shares reserved for future grants of options under the 1993
Plan.


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

NOTE 12 - Employee Benefit Plans (cont'd.)

        The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                                        1995                       1994
                                                                                      ---------                  ---------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,152,000 in 1995 and $1,034,000 in 1994                              $ (1,183)                  $ (1,072)
                                                                                      =========                  =========

Projected benefit obligation for service rendered
  to date                                                                             $ (1,912)                  $ (1,731)
Plan assets at fair value, primarily listed stocks
  and U.S. bonds                                                                         1,786                      1,616
                                                                                      --------                   --------
Plan assets in excess of projected benefit obligation                                     (126)                      (115)
Unrecognized net loss from past experience
  different from that assumed and effect of
  changes in assumptions                                                                   197                         48
Prior service cost not yet recognized in net
  periodic pension cost                                                                     17                         20
                                                                                      --------                   --------
Net pension cost included in other assets/(other liabilities)                              $88                       $(47)
                                                                                      ========                   ========


Net pension cost included the following components (in thousands):                         Year Ended December 31,
                                                                                      ----------------------------------
                                                                                        1995                       1994
                                                                                      ---------                 ---------
Service Cost - benefits earned during the period                                        $ 151                   $   111
Interest cost on projected benefit obligation                                             140                       130
Less: Actual return on plan assets                                                       (260)                     (133)
Net amortization and deferral                                                             148                         5
                                                                                       ------                   -------
               Net periodic pension cost                                                $ 179                   $   113

<TABLE/>

        The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent at December 31, 1995 and 1994. The expected long-term rate of return on plan assets in 1995 was 9 percent.

        The market value of plan assets at June 30, 1996 was $2,149,000.
There was a contribution to the plan during 1996 of $313,000 and prepaid pension cost at June 30, 1996 was $239,000.

MANAGEMENT SECURITY PLAN

        In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $112,000 and $87,000 during the first six months of 1996 and 1995, respectively, and $173,000 for the year 1995.

OTHER POST RETIREMENT BENEFITS

        The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget
Reconciliation Act" (COBRA).

                                 Page 18

NOTE 13 - Earnings per Share

        Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                                            Shares
Periods of Six Months Ended:

     June 30, 1996                                                            3,173,411
     June 30, 1995                                                            3,141,646

     Year Ended December 31, 1995                                             3,139,230


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

        The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):



                                                                         June 30,
                                                           ------------------------------------
                                                               1996                    1995
                                                           ------------            ------------
Financial Instruments Whose
     Contract Amounts Represent
          Credit Risk:
          Commitments to Extend Credit                       $ 72,199                $ 56,915
          Documentary and Standby
              Letters of Credit                                 6,128                   5,407


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

                                Page 19

NOTE 17 - Stock Repurchase Plan

        On April 16, 1996, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 157,819 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

        In 1995, 22,780 shares were purchased by the Corporation through the open market and canceled. In the first six months of 1996, no shares were purchased.


NOTE 18 - Subsequent Event

        On July 16, 1996, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on August 15, 1996 to shareholders of record on August 1, 1996.


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

        The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                                        June 30,
                                                                   -----------------------------------------------
                                                                           1996                         1995
                                                                 ------------------------    -----------------------
                                                                  Carrying        Fair        Carrying       Fair
                                                                   Amount         Value        Amount        Value
                                                                 -----------   -----------   ----------   -----------

   Cash and due from banks                                      $  21,854     $   21,854     $  20,637    $  20,637
   Federal funds sold                                              14,815         14,815        25,045       25,045
   Securities                                                     126,120        125,497       101,693      101,654
   Loans    201,973                                               202,477        156,695       156,733

Financial Liabilities
   Deposits    329,470                                            329,648        276,904       277,358
   Securities sold under repurchase agreements                     11,514         11,514         6,049        6,049

Off-balance Sheet Financial Instruments
   Loan commitments                                                               72,199                     56,915
   Letters of credit                                                               6,128                      5,407


                               Page 20


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

       Net income for the second quarter of 1996 was $1,395,000, or $.43 per share, compared with $1,129,000, or $.36 per share, for the second quarter of 1995. Per share amounts are based on average shares outstanding of 3,192,496 for the second quarter of 1996 and 3,133,128 for the comparable period of 1995 (restated for a two-for-one stock split that occurred in December 1995). On a per share basis, net income increased 19.4% over the second quarter of the prior year.

       Net income for the first six months of 1996 was $2,680,000, or $.84 per share, compared with $2,205,000, or $.70 per share for the first six months of 1995. Per share amounts are based on average shares outstanding of 3,173,41 for the first six months of 1996 and 3,141,646 for the first six months of 1995.

       Outstanding loans at June 30, 1996 of $202.0 million represented an increase of $45.3 million, or 28.9%, over June 30, 1995 and an increase of $23.5 million, or 13.2%, from December 31, 1995.

       Total deposits at June 30, 1996 of $329.5 million represented an increase of $52.6 million, or 19.0%, over June 30, 1995 and a increase of $19.4 million, or 6.2%, from December 31, 1995.

       In the second quarter, net interest income increased 25.4% over the previous year. An increase in non-interest expense of 14.9% partially offset the increase in net interest income.

       The following table summarizes the Corporation's performance for the three and six months ended June 30, 1996 and 1995 (tax equivalent basis and dollars in thousands):

                                                         Three Months ended                   Six Months ended
                                                             June 30,                              June 30,
                                                     --------------------------           --------------------------
                                                       1996              1995              1996                1995
                                                     --------          --------           -------            --------
Interest Income                                      $ 6,725           $ 5,478            $13,226            $10,583
Interest Expense                                       2,361             1,996              4,724              3,742
                                                     -------          --------            -------            -------
   Net Interest Income                                 4,364             3,482              8,502              6,841
Provision for Loan Loss                                  164                44                288                 86
                                                     -------           -------            -------            -------

   Net Interest Income After
       Provision for Loan Loss                         4,200             3,438              8,214              6,755
Non-Interest Income                                      731               720              1,460              1,447
Non-Interest Expense                                   2,802             2,439              5,580              4,851
                                                     -------           -------            -------            -------

   Income Before Income Tax                            2,129             1,719              4,094              3,351
Income Tax Expense                                       734               590              1,414              1,146
                                                     -------           -------            -------            -------

       Net Income                                    $ 1,395           $ 1,129            $ 2,680            $ 2,205
                                                     =======           =======            =======            =======

Net Income per Share                                   $ .43           $  .36         $       .84            $   .70

Return on Average Assets                               1.53%             1.54%              1.50%              1.54%

Return on Average Stockholders' Equity<F1>            17.86%            16.74%             17.41%             16.64%

<F1>
Before adjustment for unrealized gains and losses on Available-for-Sale securities.

                                Page 21


SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES

        The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 1996 and 1995
(rates on tax equivalent basis).


                                                                       Three Months Ended June 30,
                                             --------------------------------------------------------------------------
                                                            1996                                   1995
                                             ----------------------------------     -----------------------------------
                                               Average                Average                     Average      Average
                                              Balances   Interest    Yield/Rate     Balances      Interest   Yield/Rate
                                              --------   --------    ----------     --------      --------   ----------
                                                                      (Dollars in Thousands)

Earning Assets:
  Federal Funds Sold                          $ 16,523     $  218       5.25%       $ 11,456      $   161        5.57%
  Investment Securities (Taxable)              124,817      1,876       6.04         106,914        1,567        5.88
  Investment Securities (Tax-exempt)                25        -0-        -0-             355            9       10.77
  Loans, Net of Unearned Discount<F1>          194,352      4,631       9.58         151,524        3,741        9.89
                                               --------   -------                    --------    --------
    Total Earning Assets                       335,717      6,725       8.05         270,249        5,478        8.13
                                                          -------                                --------

Non-interest Earning Assets:
  Cash and Due From Banks                       21,074                                16,496
  Other Assets                                  12,189                                10,730
  Allowance for Loan Losses                     (2,714)                               (2,407)
                                               --------                             ---------
    Total Assets                              $366,266                              $295,068
                                              =========                             =========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds            $ 115,116        925       3.23        $ 99,936          865        3.50
  Savings                                       45,729        455       4.00          21,247          178        3.35
  Savings Certificates                          48,069        563       4.71          47,408          576        4.34
  Certificates of Deposit
    $100,000 or more                            24,339        295       4.87          23,498          298        5.08
  Other Time                                       380          4       4.54             237            3        4.69
  Other Borrowings                              11,283        119       4.26           5,423           76        4.88
                                              ---------    ------                   ---------      ------
    Total Interest-Bearing Liabilities         244,916      2,361       3.88         197,749        1,996        4.03
                                                           ------                                  ------

Non-interest Bearing Liabilities:
  Demand Deposits                               87,939                                68,474
  Other Liabilities                              2,093                                 1,773
  Shareholders' Equity                          31,318                                27,072
                                              ---------                             ---------
    Total Liabilities and
      Shareholders' Equity                    $366,266                              $295,068
                                              =========                             =========

Net Interest Income and Margin
 (Tax-equivalent Basis)<F2>                               $ 4,364       5.23                      $ 3,482        5.18
                                                          =======                                 =======

<F1>
Loan interest income includes fees and loan volumes include loans on non-accrual.
<F2>
Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.



                                                                      Six Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                           1996                                          1996
                                           ------------------------------------            ---------------------------------

                                             Average                      Average          Average                  Average
                                            Balances       Interest     Yield/Rate        Balances     Interest    Yield/Rate
                                           ----------      --------     ----------        ---------    --------    ----------
                                                                           (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                        $  18,423      $    492        5.34%         $   7,654     $   216        5.59%
  Investment Securities (Taxable)             121,778         3,666        6.03            110,164       3,205        5.86
  Investment Securities (Tax-exempt)               47             1         -0-                374          21       11.30
  Loans, Net of Unearned Discount<F1>         189,403         9,067        9.63            147,152       7,141        9.78
                                             --------      --------                       --------     -------
    Total Earning Assets                      329,651        13,226        8.06            265,344      10,583        8.06
                                                           --------                                    -------

Non-interest Earning Assets:
  Cash and Due From Banks                      20,407                                       16,092
  Other Assets                                 12,037                                       10,238
  Allowance for Loan Losses                    (2,630)                                      (2,395)
                                            ---------                                    ---------
    Total Assets                            $ 359,465                                    $ 289,279
                                            =========                                    =========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds          $ 114,182          1,853        3.26         $ 100,346        1,697        3.41
  Savings                                     43,174            864        4.03            19,139          290        3.05
  Savings Certificates                        48,473          1,161        4.82            46,493        1,064        4.62
  Certificates of Deposit
    $100,000 or more                          24,398            600        4.95            23,130          553        4.82
  Other Time                                     359             10        4.94               236            5        4.57
  Other Borrowings                            11,059            236        4.31             4,833          132        5.69
  Notes Payable                                  -0-            -0-         -0-                22            1        9.56
                                            --------        -------       -----          --------       ------
    Total Interest-Bearing
     Liabilities                             241,645          4,724        3.93           194,199        3,742        3.87
                                                            -------                                     ------

Non-interest Bearing Liabilities:
  Demand Deposits                             85,064                                       67,248
  Other Liabilities                            2,039                                        1,484
  Shareholders' Equity                        30,717                                       26,348
                                           ---------                                    ---------
    Total Liabilities and
      Shareholders' Equity                 $ 359,465                                    $ 289,279
                                           =========                                    =========
Net Interest Income and Margin
 (Tax-equivalent Basis)<F2>                               $   8,502        5.18                      $   6,841        5.22
                                                          =========                                  =========

<F1>
Loan interest income includes fees and loan volumes include loans on non-accrual.
<F2>
Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

NET INTEREST INCOME

      Net interest income (tax equivalent) for the second quarter of 1996 was $4,364,000 which represented an increase of $882,000, or 25.3%, over the second quarter of 1995. This increase was heavily contributed to by a 28.3% increase in average loans for the second quarter of 1996 versus the same quarter last year.

      The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the three and six months ended June 30, 1996.

                                                                     ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                              (Dollars in Thousands)

                                                       2nd Qtr. 1996 vs. 2nd Qtr. 1995       Six Mos. 1996 vs. Six Mos. 1995
                                                               Increase (Decrease)                 Increase (Decrease)
                                                               Due to Changes in:                   Due to Changes in:
                                                      --------------------------------      -------------------------------
                                                        Volume        Rate      Total        Volume        Rate      Total
                                                      ----------    --------  --------      --------     --------  --------
Interest Earning Assets:
   Federal Funds Sold                                 $   115       $  (58)   $   57         $  305      $  (29)   $   276
   Investment Securities (Taxable)                        266           43       309            362          99        461
   Investment Securities (Tax-exempt)                      (4)          (5)       (9)            (9)        (11)       (20)
   Loans, Net of Unearned Discount                      1,647         (757)      890          2,246        (320)     1,926
                                                      --------      -------   -------       --------    --------   --------
   Total Interest Income                                2,024         (777)    1,247          2,904         (261)    2,643
                                                      --------      -------   -------       --------    --------   --------

Interest-Bearing Liabilities:
   Deposits                                               791         (469)      322            811          68        879
   Other Borrowings                                        99          (56)       43            200         (96)       104
   Notes Payable                                          -0-          -0-       -0-             (1)         -0-        (1)
                                                     --------      -------   -------        --------    --------   --------
   Total Interest Expense                                 890         (525)      365          1,010         (28)       982
                                                     --------      -------   -------        --------    --------   --------
Net Interest Income                                   $ 1,134       $ (252)  $   882         $ 1,894      $(233)    $ 1,661
                                                      =======      ========  =======        ========    ========   ========



ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

       The Corporation's allowance for loan losses was $2,829, or 1.40% of total loans, as of June 30, 1996 compared to $2,464 or 1.57% of total loans, as of June 30, 1995.

       Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                      Three Months Ended                   Three Months Ended
                                                           June 30,                             June 30,
                                                   ----------------------               ------------------------
                                                     1996          1995                   1996            1995
                                                   ---------     --------               --------        --------
Balance, Beginning of Period                       $ 2,653        $ 2,355                $ 2,500        $ 2,410
Provisions, Charged to Income                          164             44                    288             86
Loans Charged-Off                                      (27)            (3)                   (27)          (166)
Recoveries of Loans Previously
     Charged-Off                                        39             68                     68            134
                                                   --------       --------                -------       --------
             Net Loans Charged-Off                      12             65                     41            (32)
                                                   --------       --------                -------       --------

Balance, End of Period                             $ 2,829        $ 2,464                 $ 2,829       $ 2,464
                                                   ========       ========                =======       ========

       The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).


                                            June 30,        March 31,       December 31,      September 30,    June 30,
                                              1996            1996              1995              1995           1995
                                            --------        --------        ------------      ------------    ---------
Non-Accrual Loans                           $ 1,356         $ 1,066            $   990          $ 1,247        $  372
Other Real Estate Owned                         172             110                113              345           348
Renegotiated Loans                              -0-             -0-                -0-              -0-           -0-
                                            -------         -------            -------          -------        ------

  Total Non-Performing Assets               $ 1,528         $ 1,176            $ 1,103          $ 1,592        $  720
                                            =======         =======            =======          =======        ======


        Non-accrual loans to total loans were .67% at June 30, 1996 and non-performing assets were .76% of loans and other real estate owned at the same date.

NON-INTEREST INCOME

        The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

          The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).


                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                          --------------------------------  ------------------------------
                                                          1996        1995      % Change      1996       1995     % Change
                                                          -----       -----     ---------    -------   --------   --------
Service Charges on Deposit Accounts                       $ 402       $ 388       (3.6%)     $   787   $   772       1.9%
Gains (Loss) on Sale of Investment  Securities              (10)        -0-        --             (7)      (10)      30.0
Non-recurring Income                                         37          70        --             69       196        --
Other Non-interest Income                                   302         262       15.3           611       489      22.9
                                                          -----        ----                     ----   -------
  Total Non-interest Income                               $ 731       $ 720        1.5%      $ 1,460   $ 1,447       0.9%
                                                          =====       =====                     ====   =======

        Non-recurring income is primarily interest recovered on loans charged-off in prior years. The increase in other non-interest income was primarily due to increases in letter of credit fees, merchant credit card fees and fees earned from investment brokerage services.

NON-INTEREST EXPENSE

          Non-interest expenses include all expenses other than interest expense, loan loss provision and income tax expense.

          The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).


                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                              -------------------------------            ----------------------------------
                                                1996        1995     % Change              1996         1995       % Change
                                              --------    --------    -------            --------     --------     --------
Salaries & Employee Benefits                  $ 1,697     $ 1,414       20.0%            $ 3,352      $ 2,794        20.0%
Occupancy Expense - Net                           207         180       15.0                 387          347        11.5
Furniture and Equipment Expense                   203         169       20.1                 400          321        24.6
Other Real Estate Expense - Net                    21          (9)      --                    16          (86)       --
Other Expenses:
   Business Development                           113          95       18.9                 218          198        10.1
   Insurance - Other                               24          23        4.3                  51           48         6.3
   Legal & Professional Fees                      107          96       11.5                 205          208        (1.4)
   Taxes - Other                                   24          21       14.3                  47           43         9.3
   Postage & Courier                               56          61       (8.2)                130          121         7.4
   Printing & Supplies                             74          71        4.2                 154          119        29.4
   Regulatory Fees & Assessments                   51         170      (70.0)                102          340       (70.0)
   Other Operating Expenses                       225         148       52.0                 518          398        30.2
                                               ------     -------                        -------     --------
     Total Other Expenses                         674         685       --                 1,425       1,475         (3.4)
                                               ------     -------                        -------     --------
     Total Non-interest Expense               $ 2,802     $ 2,439       14.9%            $ 5,580      $ 4,851        15.0%
                                              =======     =======                        =======      =======

        Total non-interest expense increased 14.9% in the second quarter of 1996 over the same quarter of 1995, reflecting increases in salaries and benefits, occupancy expense, furniture and equipment expenses, business development expenses and other operating expenses. As a percent of average assets, non-interest expenses were 3.07% in the second quarter of 1996 and 3.32% in the same period of 1995. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 55.0% for the second quarter of 1996. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

        The increase in salaries and employee benefits for the second quarter of 1996 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by eleven in the second quarter of 1996 to an average full-time equivalent of 135. The increases for salaries and number of employees include additions for a branch office opened in mid year of 1995.

        The increase in occupancy expense is primarily due to the expense related to the branch office noted above.

        The increase in furniture and equipment expense is primarily a result of increased depreciation for a new communication system installed in 1995, furniture acquired in late 1995 for the new branch office, and acceleration of depreciation on certain item processing equipment.

        Postage and courier expenses increased because of additional customer mailings in the second quarter of 1996.

        Regulatory fees and assessments declined in the second quarter of 1996 because of a decrease in mid 1995 in FDIC insurance premiums on deposits.

        Other operating expenses increased in the second quarter of 1996 due to an increase in various miscellaneous operating costs.

INTEREST RATE SENSITIVITY

        Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

        The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 1996 and may not be reflective of positions in subsequent periods
(dollars in thousands):

                                                                                           Total      Repriced
                                                  Matures or Reprices Within:               Rate        After
                                     -------------------------------------------------      Sensitive   1 Year or
                                      30 Days       31-90         91-180       181 to     One Year   Non-interest
                                      or Less        Days          Days       One Year    or Less     Sensitive    Total
                                     ----------   ----------     ----------   --------   ----------   ---------- ---------

Earning Assets:
  Loans                              $ 111,040    $   9,806      $ 12,099    $ 20,646   $ 153,591    $  48,382   $ 201,973
  Investment Securities                  3,162        5,279         9,928      13,759      32,128       93,992     126,120
  Federal Funds Sold                    14,815          -0-           -0-         -0-      14,815          -0-      14,815
                                    ----------   ----------     ---------   ---------   ----------   ---------   ---------

   Total Earning Assets                129,017       15,085        22,027      34,405     200,534      142,374     342,908
                                    ----------   ----------     ---------   ---------  ----------    ---------   ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings               162,967          -0-           -0-         -0-     162,967          -0-     162,967
  Certificates of Deposits
    >$100,000                            6,886        5,012         4,987       6,742      23,627          804      24,431
  Other Time Deposits                    3,315       10,878        11,473      16,325      41,991        6,030      48,021
  Repurchase Agreements                 11,514          -0-           -0-         -0-      11,514          -0-      11,514
                                    ----------    ---------      --------    --------    ---------   ---------   ---------
   Total Interest Bearing
    Liabilities                        184,682       15,890        16,460      23,067     240,099        6,834     246,933
                                    ----------    ---------      --------    ---------   --------    ---------   ---------

Interest Sensitivity
 Gap                                $  (55,665)   $    (805)    $   5,567    $ 11,338   $ (39,565)   $ 135,540   $  95,975
                                    ==========    =========     =========    ========   =========    =========   =========
Cumulative Gap                      $  (55,665)   $ (56,470)    $ (50,903)   $(39,565)
                                    ==========    =========     =========    ========
Cumulative Gap to
 Total Earning Assets                  (16.2%)      (16.5%)       (14.8%)     (11.5%)

Cumulative Gap to
 Total Assets                          (14.8%)      (15.1%)       (13.6%)     (10.6%)


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

        As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of 10.6% was reversed to a positive
12.2% "beta adjusted" gap position.

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

        At June 30, 1996, total capital to total assets was 8.48%.

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

        The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 1996, the
Corporation's Tier I capital represented 14.34% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.59% of risk weighted assets. Both ratios are well above current regulatory guidelines.

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

                   Not applicable

Item 6.            Exhibits and Reports on Form 8-K

                   (a)  Exhibits

                             11 Computation of Earnings Per Common Share

                             27 Financial Data Schedule

                   (b) No Reports on Form 8-K were filed during the period ending June 30, 1996

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUMMIT BANCSHARES, INC.
                                                       Registrant


Date:   July 31, 1996                           By: /s/  Philip E. Norwood
                                                  ---------------------------
                                                  Philip E. Norwood, President
                                                  and Chief Executive Officer



Date:   July 31, 1996                           By: /s/  Bob G. Scott
                                                  ---------------------------
                                                  Bob G. Scott, Senior Vice
                                                  President and Chief Financial
                                                  Officer

                             EXHIBIT INDEX

Exhibit                                                             Page No.



11        Computation of Earnings Per Common Share

27        Financial Data Schedule