Form 10-Q
period 1996-09-30
SUMMIT BANCSHARES INC /TX/
filed 1996-11-14
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One

[ X ]      Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1996; or

[   ]      Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the Transition period from              to
                                          ------------    ------------

                        COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            TEXAS                                 75-1694807
       ------------------------               -------------------
       (State of Incorporation)                (I.R.S. Employer
                                              Identification No.)

                  1300 SUMMIT AVENUE, FORT WORTH, TEXAS 76102
                  -------------------------------------------
                   (Address of principal executive offices)


                                (817) 336-6817
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                   NO CHANGE
        --------------------------------------------------------------
        (Former name, former address and former fiscal year if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at September 30, 1996 was 3,234,186 shares.

                            SUMMIT BANCSHARES, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1996 and
          1995 and at December 31, 1995                                       4

          Consolidated Statements of Income for the Nine Months
          Ended September 30, 1996 and 1995 and for the Year Ended
          December 31, 1995                                                   5

          Consolidated Statements of Income for the Three Months
          Ended September 30, 1996 and 1995                                   6

          Consolidated Statements of Changes in Shareholders' Equity
          for the Nine Months Ended September 30, 1996 and 1995 and
          for the Year Ended December 31, 1995                                7

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1996 and 1995 and for the Year Ended
          December 31, 1995                                                  8-9

          Notes to Consolidated Financial Statements for the Nine Months
          Ended September 30, 1996 and 1995 and for the Year Ended
          December 31, 1995                                                10-20

The September 30, 1996 and 1995 and the December 31, 1995 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Nine Months Ended
         September 30, 1996 and 1995                                       21-27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                       September 30,          (Unaudited)
                                                -----------------------       December 31,
                                                   1996           1995            1995
                                                ---------      ---------      ------------
                                                             (In Thousands)
ASSETS

CASH AND DUE FROM BANKS                          $ 24,962       $ 19,197       $ 22,480
FEDERAL FUNDS SOLD                                  8,330         23,890         25,680
INVESTMENT SECURITIES - NOTE 2
  (Market Value of $122,541,000 and
   $112,540,000 at September 30, 1996 and 1995
   and $119,575,000 at December 31, 1995)         123,019        112,493        119,368
LOANS - NOTE 3
  Loans, Net of Unearned Discount                 213,962        165,720        178,493
     Allowance for Loan Losses                     (3,008)        (2,513)        (2,500)
                                                 --------       --------       --------
      LOANS, NET                                  210,954        163,207        175,993

PREMISES AND EQUIPMENT - NOTE 4                     7,159          7,034          7,157
ACCRUED INCOME RECEIVABLE                           3,281          2,865          3,288
OTHER REAL ESTATE - NOTE 5                            169            345            113
OTHER ASSETS                                        2,020          1,376          1,338
                                                 --------       --------       --------

TOTAL ASSETS                                     $379,894       $330,407       $355,417
                                                 ========       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                     $ 91,528       $ 83,551       $ 89,184
  Interest-Bearing                                238,270        209,483        220,925
                                                 --------       --------       --------

      TOTAL DEPOSITS                              329,798        293,034        310,109

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE                          14,453          6,606         13,528
ACCRUED INTEREST PAYABLE                              589            591            635
OTHER LIABILITIES                                   1,711          1,292          1,020
                                                 --------       --------       --------

      TOTAL LIABILITIES                           346,551        301,523        325,292
                                                 --------       --------       --------

SHAREHOLDERS' EQUITY - NOTES 11, 13 and 17
  Common Stock - $1.25 Par Value; 20,000,000
   shares authorized; 3,234,186, 1,568,041
   and 3,149,886 shares issued and outstanding
   at September 30, 1996 and 1995 and at
   December 31, 1995, respectively                  4,043          1,960          3,937
  Capital Surplus                                   4,130          6,052          4,109
  Retained Earnings                                25,386         20,703         21,745
  Unrealized Gain (Loss) on Investment
   Securities Available for Sale, Net of Tax          (59)           224            334
  Treasury Stock at Cost (9,000 and 2,298 shares
   at September 30, 1996 and 1995, respectively)     (157)           (55)           -0-
                                                 --------       --------       --------

      TOTAL SHAREHOLDERS' EQUITY                   33,343         28,884         30,125
                                                 --------       --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $379,894       $330,407       $355,417
                                                 ========       ========       ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)
                                                             For the Nine Months Ended September 30,           (Unaudited)
                                                           -----------------------------------------     Year Ended December 31,
                                                                    1996                 1995                     1995
                                                           --------------------  -------------------     -----------------------
                                                                           (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                      $14,051              $11,081                   $15,331
  Interest and Dividends on Investment Securities:
    Taxable                                                         5,559                4,757                     6,479
    Exempt from Federal Income Taxes                                    1                   20                        23
  Interest on Federal Funds Sold                                      672                  654                     1,096
                                                                  -------              -------                   -------

            TOTAL INTEREST INCOME                                  20,283               16,512                    22,929
                                                                  -------              -------                   -------

INTEREST EXPENSE
  Interest on Deposits                                              6,833                5,705                     7,936
  Interest on Securities Sold Under Agreements
   to Repurchase                                                      381                  218                       340
  Interest on Notes Payable                                           -0-                    1                         1
                                                                  -------              -------                   -------

            TOTAL INTEREST EXPENSE                                  7,214                5,924                     8,277
                                                                  -------              -------                   -------

            NET INTEREST INCOME                                    13,069               10,588                    14,652
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                              480                  136                       236
                                                                  -------              -------                   -------

            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                             12,589               10,452                    14,416
                                                                  -------              -------                   -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                              1,210                1,154                     1,525
  Loss on Sale of Investment Securities                               (15)                 (10)                      (10)
  Other Income                                                      1,050                  959                     1,239
                                                                  -------              -------                   -------

            TOTAL NON-INTEREST INCOME                               2,245                2,103                     2,754
                                                                  -------              -------                   -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                    5,043                4,301                     5,903
  Occupancy Expense - Net                                             566                  524                       712
  Furniture and Equipment Expense                                     606                  514                       691
  Other Real Estate Owned Expense - Net                                12                  (89)                      (99)
  Other Expense                                                     2,040                2,039                     2,766
                                                                  -------              -------                   -------

            TOTAL NON-INTEREST EXPENSE                              8,267                7,289                     9,973
                                                                  -------              -------                   -------

            INCOME BEFORE INCOME TAXES                              6,567                5,266                     7,197

APPLICABLE INCOME TAXES - NOTE 8                                    2,253                1,804                     2,468
                                                                  -------              -------                   -------

            NET INCOME                                            $ 4,314              $ 3,462                   $ 4,729
                                                                  =======              =======                   =======

            NET INCOME PER SHARE - NOTE 13                          $1.35                $1.10                     $1.51
                                                                  =======              =======                   =======

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               (Unaudited)
                                                       For the Three Months Ended
                                                              September 30,
                                                      ---------------------------
                                                              1996      1995
                                                      ---------------------------
                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                                 $4,991     $3,954
 Interest and Dividends on Investment Securities:
   Taxable                                                   1,893      1,550
   Exempt from Federal Income Taxes                            -0-          6
 Interest on Federal Funds Sold                                180        426
                                                            ------     ------

    TOTAL INTEREST INCOME                                    7,064      5,936
                                                            ------     ------

INTEREST EXPENSE
 Interest on Deposits                                        2,345      2,096
 Interest on Securities Sold Under Agreements
  to Repurchase                                                145         86
                                                            ------     ------

    TOTAL INTEREST EXPENSE                                   2,490      2,182
                                                            ------     ------

    NET INTEREST INCOME                                      4,574      3,754
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                       192         50
                                                            ------     ------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                               4,382      3,704
                                                            ------     ------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                          423        382
 Loss on Sale of Investment Securities                          (8)       -0-
 Other Income                                                  370        274
                                                            ------     ------

    TOTAL NON-INTEREST INCOME                                  785        656
                                                            ------     ------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                              1,691      1,507
 Occupancy Expense - Net                                       179        177
 Furniture and Equipment Expense                               206        193
 Other Real Estate Owned Expense - Net                          (4)        (3)
 Other Expense                                                 615        564
                                                            ------     ------

    TOTAL NON-INTEREST EXPENSE                               2,687      2,438
                                                            ------     ------

    INCOME BEFORE INCOME TAXES                               2,480      1,922

APPLICABLE INCOME TAXES - NOTE 8                               846        665
                                                            ------     ------

    NET INCOME                                              $1,634     $1,257
                                                            ======     ======

    NET INCOME PER SHARE  - NOTE 13                         $  .51     $  .40
                                                            ======     ======

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (Unaudited)

                                                                                               Unrealized
                                          Common Stock                                        Gain (Loss)
                                        --------------------   Capital        Retained       on Investment   Treasury
                                         Shares      Amount    Surplus        Earnings       Securities-Net    Stock     Total
                                        ---------    ------    -------        --------       --------------  --------   -------
                                                       (Dollars in Thousands, Except Per Share Data)
BALANCE AT
  JANUARY 1, 1995                       1,578,723    $1,973    $ 6,047         $18,187           $ (873)      $ -0-     $25,334

Purchases of Stock Held in
  Treasury                                                                                                     (508)       (508)

Retirement of Stock Held in
  Treasury                                (20,482)      (25)                      (428)                         453         -0-

Net Income for the
  Nine Months Ended
  September 30, 1995                                                             3,462                                    3,462

Stock Options Exercised                     9,800        12          5                                                       17

Cash Dividend $.33
  Per Share                                                                       (518)                                    (518)

Securities Available-for-
  Sale Adjustment                                                                                 1,097                   1,097
                                        ---------    ------    -------        --------           ------       -----     -------
BALANCE AT
  SEPTEMBER 30, 1995                    1,568,041     1,960      6,052          20,703              224         (55)     28,884

Retirement of Stock Held in
  Treasury                                 (2,298)       (4)                       (51)                          55         -0-

Net Income for the
  Three Months Ended
  December 31, 1995                                                              1,267                                    1,267

Stock Options Exercised                     9,200        12         26                                                       38

Cash Dividend $.11
  Per Share                                                                       (174)                                    (174)

Two-for-One Stock Split                 1,574,943     1,969     (1,969)                                                     -0-

Securities Available-for-
  Sale Adjustment                                                                                   110                     110
                                        ---------    ------    -------        --------           ------       -----     -------
BALANCE AT
  DECEMBER 31, 1995                     3,149,886     3,937      4,109          21,745              334         -0-      30,125

Purchases of Stock Held in
  Treasury                                                                                                     (157)       (157)

Net Income for the
  Nine Months Ended
  September 30, 1996                                                             4,314                                    4,314

Stock Options Exercised                    84,300       106         21                                                      127

Cash Dividend $.21
  Per Share                                                                       (673)                                    (673)

Securities Available-for-
  Sale Adjustment                                                                                  (393)                   (393)
                                        ---------    ------    -------        --------           ------       -----     -------
BALANCE AT
  SEPTEMBER 30, 1996                    3,234,186    $4,043    $ 4,130        $ 25,386           $  (59)      $(157)    $33,343
                                        =========    ======    =======        ========           ======       =====     =======

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                          (Unaudited)
                                                                         September 30,         (Unaudited)
                                                                -----------------------------  December 31,
                                                                     1996           1995          1995
                                                                --------------  -------------  -----------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $  4,314       $  3,462     $  4,729
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                      565            470          652
    Net Premium Amortization of Investment Securities                  253            200          445
    Provision for Loan Losses                                          480            136          236
    Net (Increase) Decrease in Deferred Income Taxes                  (114)           (93)          68
    Loss on Sale of Investment Securities                               15             10           10
    Writedown of Other Real Estate                                       9              8           12
    Net Gain From Sale of Other Real Estate                            -0-            (73)         (78)
    Net Gain on Sale of Premises and Equipment                           1            -0-          -0-
    Increase in Accrued Income and Other Assets                       (223)          (619)      (1,044)
    Increase in Accrued Expenses and Other Liabilities                 645            754          297
                                                                  --------       --------     --------
      Total Adjustments                                              1,631            793          598
                                                                  --------       --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,945          4,255        5,327
                                                                  --------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                     17,350        (14,150)     (15,940)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                              16,560         13,802       21,154
    . Available-for-Sale                                            15,600          2,457       12,703
  Proceeds from Sales of Investment Securities                      12,524          2,951        2,969
  Purchase of Investment Securities
    . Held-to-Maturity                                             (18,183)       (13,057)     (27,616)
    . Available-for-Sale                                           (31,016)        (2,471)     (12,482)
  Loans Originated and Principal Repayments, Net                   (35,738)       (26,968)     (39,724)
  Recoveries of Loans Previously Charged-Off                            97            176          201
  Proceeds from Sale of Premises and Equipment                           1            -0-          -0-
  Proceeds from Sale of Other Real Estate                              -0-            369          502
  Purchases of Premises and Equipment                                 (569)          (902)      (1,207)
                                                                  --------       --------     --------
      NET CASH USED BY INVESTING ACTIVITIES                        (23,374)       (37,793)     (59,440)
                                                                  --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts               20,574         29,427       45,230
  Net (Decrease) Increase in Certificates of Deposit                  (885)         4,069        5,338
  Net Increase in Repurchase Agreements                                925          2,078        9,000
  Principal Payments of Notes Payable                                  -0-           (250)        (250)
  Payments of Cash Dividends                                          (673)          (518)        (692)
  Purchase of Treasury Stock                                          (157)          (508)        (508)
  Proceeds from Stock Options Exercised                                127             17           55
                                                                  --------       --------     --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                    19,911         34,315       58,173
                                                                  --------       --------     --------
NET INCREASE IN CASH AND DUE FROM
 BANKS                                                               2,482            777        4,060
CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                         22,480         18,420       18,420
                                                                  --------       --------     --------
CASH AND DUE FROM BANKS AT END OF PERIOD                          $ 24,962       $ 19,197     $ 22,480
                                                                  ========       ========     ========

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (Unaudited)

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                     (Unaudited)
                                                                    September 30,       (Unaudited)
                                                          ----------------------------  December 31,
                                                               1996           1995         1995
                                                          --------------  ------------  -----------
                                                                 (In Thousands)
(1)  Interest Paid                                               $7,261         $5,819      $8,129
(2)  Income Taxes Paid                                            2,331          1,670       2,410
(3)  Other Real Estate Acquired in Settlement of Loans               65            -0-         -0-
(4)  Bank Financed Sales of Other Real Estate                       -0-            -0-         100

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)

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

         Cash and Due From Banks
         -----------------------

         The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 1996 the average cash balance maintained at the Federal Reserve Bank was $2,873,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $12,684,000 during the same nine month period of 1996.

         Investment Securities
         ---------------------

         The Corporation follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in the accounting and reporting for investments in equity securities that have readily determined fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

         - Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity
                                                          ----------------
            securities and reported at amortized cost.

         - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains
            -------
            and losses included in earnings.

         - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-
                                                               --------------
            sale securities and reported at fair value, with unrealized gains
            ----
            and losses excluded from earnings and reported in a separate component of shareholders' equity.

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

         State Income Taxes
         ------------------

         The Corporation and each of the Subsidiaries file separate state franchise tax returns. As a result of a state franchise tax law, the Corporation and the Subsidiaries are subject to a "state income tax." Since the basis for the state income tax is "federal income tax taxable income", less interest on U.S. Government Obligations, the Corporation had no state income tax liability in 1995 or during the first nine months of 1996.

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

         Audited Financial Statements
         ----------------------------

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


NOTE 2 - Investment Securities
------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                           September 30, 1996
                                              ---------------------------------------------
                                                             Gross         Gross
                                              Amortized    Unrealized   Unrealized    Fair
                                                Cost         Gains        Losses     Value
                                              ---------    ----------   -----------  ------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                     $ 28,014        $103       $(173)   $ 27,944
  U.S. Government Agencies
   and Corporations                              23,774         -0-        (301)     23,473
  U.S. Government Agency Mortgage
   Backed Securities                             11,162          11        (118)     11,055
                                               --------        ----       -----    --------
    Total Held-to-Maturity Securities            62,950         114        (592)     62,472
                                               --------        ----       -----    --------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                      51,975         152        (297)     51,830
  U.S. Government Agencies
    and Corporations                              4,489          26         (15)      4,500
  U.S. Government Agency Mortgage
    Backed Securities                             3,440          54          (9)      3,485
  Federal Reserve Bank Stock                        254         -0-         -0-         254
                                               --------        ----       -----    --------
     Total Available-for-Sale Securities         60,158         232        (321)     60,069
                                               --------        ----       -----    --------
        Total Investment Securities            $123,108        $346       $(913)   $122,541
                                               ========        ====       =====    ========

         In the above schedule the amortized cost of Total Held-to-Maturity
                                   --------------
Securities of $62,950,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $60,069,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1996 for a total of $123,019,000. A net unrealized loss of $89,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)
------

         The carrying value of investment securities totaling $28,518,000 at September 30, 1996, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $28,399,000 at September 30, 1996.

                                                           September 30, 1995
                                              ---------------------------------------------
                                                             Gross         Gross
                                              Amortized    Unrealized   Unrealized    Fair
                                                Cost         Gains        Losses      Value
                                              ---------    ----------   -----------  ------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                     $ 38,111        $273       $(265)    $ 38,119
  U.S. Government Agencies
   and Corporations                              14,132          45         (13)      14,164
  U.S. Government Agency Mortgage
   Backed Securities                              6,994          28         (23)       6,999
  Obligations of States and
   Political Subdivisions                           321           2         -0-          323
                                               --------        ----       -----     --------

    Total Held-to-Maturity Securities            59,558         348        (301)      59,605
                                               --------        ----       -----     --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                      45,021         347        (110)      45,258
  U.S. Government Agencies
    and Corporations                              3,994          69          (9)       4,054
  U.S. Government Agency Mortgage
    Backed Securities                             3,327          43          (1)       3,369
  Federal Reserve Bank Stock                        254         -0-         -0-          254
                                               --------        ----       -----     --------

     Total Available-for-Sale Securities         52,596         459        (120)      52,935
                                               --------        ----       -----     --------

        Total Investment Securities            $112,154        $807       $(421)    $112,540
                                               ========        ====       =====     ========

         In the above schedule the amortized cost of Total Held-to-Maturity
                                   --------------
Securities of $59,558,000 and the fair value of Total Available-for-Sale
                                  ----------
Securities of $52,935,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1995 for a total of $112,493,000. A net unrealized gain of $339,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax benefit, is included in Shareholders' Equity.

         Proceeds from sales of investment securities were $12,524,000 and $2,951,000 during the first nine months of 1996 and 1995, respectively and $2,969,000 during the year 1995. In the nine months ended September 30, 1996, gains from sale of securities of $11,000 and losses of $26,000 were realized; a loss of $10,000 was realized for the nine months ended September 30, 1995 and for the year ended December 31, 1995.


NOTE 3 - Loans and Allowance for Loan Losses
------

         The book values of loans by major type follow (in thousands):

                                       September 30,
                              -----------------------------  December 31,
                                   1996           1995           1995
                              --------------  -------------  ------------

Commercial                      $ 99,963        $ 76,413      $ 81,542
Real Estate Mortgage              73,686          60,731        64,200
Real Estate Construction          15,140           6,912        10,189
Loans to Individuals, Less
  Unearned Discount               25,173          21,664        22,562
                                --------        --------       --------
                                 213,962         165,720       178,493
Allowance for Loan Losses         (3,008)         (2,513)       (2,500)
                                --------        --------      --------

     Loans - Net                $210,954        $163,207      $175,993
                                ========        ========      ========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

         Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                   Nine Months Ended September 30,   Year Ended
                                   -------------------------------   December 31,
                                        1996           1995             1995
                                   -------------------------------   ------------

Balance, Beginning of Period           $2,500         $2,410           $2,410
Provisions, Charged to Income             480            136              236
Loans Charged-Off                         (69)          (209)            (347)
Recoveries of Loans Previously
 Charged-Off                               97            176              201
                                       ------         ------           ------

          Net Loans Charged-Off            28            (33)            (146)
                                       ------         ------           ------

Balance, End of Period                 $3,008         $2,513           $2,500
                                       ======         ======           ======

         The provisions for loan losses charged to operating expenses during the nine months ended September 30, 1996 and September 30, 1995 of $480,000 and $136,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1995 a provision of $236,000 was recorded.

         At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $493,000 (of which $493,000 were on non-accrual status). The related allowance for loan losses for these loans was $213,000. The average recorded investment in impaired loans during the three months ended September 30, 1996 was approximately $688,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

         The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                               September 30,
                                        ------------------------   December 31,
                                          1996            1995         1995
                                        ---------       --------   ------------
Land                                     $ 1,446        $ 1,264      $ 1,279
Buildings and Improvements                 7,367          7,021        7,115
Furniture & Equipment                      5,168          4,996        5,051
                                         -------        -------      -------
    Total Cost                            13,981         13,281       13,445
Less:  Accumulated Amortization
  and Depreciation                        (6,822)        (6,247)      (6,288)
                                         -------        -------      -------
    Net Book Value                       $ 7,159        $ 7,034      $ 7,157
                                         =======        =======      =======

NOTE 5 - Other Real Estate
------

         The carrying value of other real estate is as follows (in thousands):

                                       September 30,
                             -----------------------------  December 31,
                                  1996           1995           1995
                             --------------  -------------  ------------

Other Real Estate                $ 204          $ 380           $ 148
Valuation Reserve                  (35)           (35)            (35)
                                 -----          -----           -----

    Net Other Real Estate        $ 169          $ 345           $ 113
                                 =====          =====           =====

NOTE 5 - Other Real Estate (cont'd.)
------

         Transactions in the valuation reserve are summarized as follows (in thousands):

                                Nine Months Ended September 30,   Year Ended
                                -------------------------------  December 31,
                                    1996             1995            1995
                                ------------     --------------  ------------
Balance, Beginning of Period       $  35            $  35           $  35
Provisions Charged to Income         -0-              -0-             -0-
Reductions from Sales                -0-              -0-             -0-
                                   -----            -----           -----

Balance, End of Period             $  35            $  35           $  35
                                   =====            =====           =====

         In addition to the above provisions, direct writedowns of other real estate charged to income were $9,000 for the nine months ended September 30, 1996 and $8,000 for the nine months ended September 30, 1995.

NOTE 6 - Deposits
------

         The book values of deposits by major type follow (in thousands):

                                           September 30,
                                -------------------------------  December 31,
                                    1996             1995            1995
                                ------------     --------------  ------------
Noninterest-Bearing Demand
  Deposits                         $ 91,528        $ 83,551         $ 89,184
                                   --------        --------         --------
Interest-Bearing Deposits:
    Interest-Bearing Transaction
     Accounts                       115,365         103,628          110,160
    Savings                          50,233          33,568           36,870
    Savings Certificates - Time      47,741          48,474           49,005
    Certificates of Deposits
      $100,000 or more               24,426          23,574           24,551
    Other                               505             239              339
                                   --------        --------         --------
    Total                           238,270         209,483          220,925
                                   --------        --------         --------
      Total Deposits               $329,798        $293,034         $310,109
                                   ========        ========         ========

NOTE 7 - Other Non-Interest Expense
------

         The significant components of other non-interest expense are as follows (in thousands):

                                Nine Months Ended September 30,   Year Ended
                                -------------------------------  December 31,
                                    1996             1995            1995
                                ------------     -----------     ------------
Business Development               $  318         $  303            $  443
Legal and Professional Fees           309            319               479
Printing and Supplies                 236            198               289
Regulatory Fees and Assessments       154            355               411
Other                               1,023            864             1,144
                                   ------         ------            ------

 Total                             $2,040         $2,039            $2,766
                                   ======         ======            ======

NOTE 8 - Income Taxes
------

         Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                         September 30,
                                -------------------------------  December 31,
                                    1996             1995            1995
                                ------------     --------------  ------------
Current Tax Asset (Liability)      $ (26)           $ (59)          $  10
Deferred Tax Asset                   552              284             235
                                   -----            -----           -----

 Total Included in Other Assets/
  (Other Liabilities)              $ 526            $ 225           $ 245
                                   =====            =====           =====

         The deferred tax asset at September 30, 1996 of $552,000 included $31,000 related to unrealized losses on Available-for-Sale Securities.

         The components of income tax expense were as follows (in thousands):


                                Nine Months Ended September 30,   Year Ended
                                -------------------------------   December 31,
                                    1996               1995           1995
                                ------------        -----------   ------------

Federal Income Tax Expense
 Current                           $2,368              $1,785        $2,400
 Deferred                            (115)                 19            68
                                   ------              ------        ------

  Total Federal Income Tax
    Expense                        $2,253              $1,804        $2,468
                                   ======              ======        ======

  Effective Tax Rates                34.3%               34.3%         34.3%
                                   ======              ======        ======

         The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                Nine Months Ended September 30,    Year Ended
                                --------------------------------  December 31,
                                    1996               1995           1995
                                --------------------------------  ------------
Federal Income Taxes at
 Statutory Rate of 34%             $2,233             $1,790        $2,447
Effect of Tax Exempt
 Interest Income                       (7)               (17)          (19)
Other                                  27                 31            40
                                   ------             ------        ------
 Income Taxes Per
  Income Statement                 $2,253             $1,804        $2,468
                                   ======             ======        ======

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

          At September 30, 1996, outstanding documentary and standby letters of credit totaled $4,665,000 and commitments to extend credit totaled $76,542,000.

NOTE 11 - Stock Option Plans
-------

          In 1982, the Corporation established an Incentive Stock Option Plan ("1982 Plan") and reserved 30,000 shares of common stock for grant thereunder. The 30,000 reserved shares were subsequently amended and increased in April 1993 and December 1995 to 240,000 as a result of two-for-one stock splits. The Plan, which expired in 1992, provided for the granting to management employees of Summit Bancshares, Inc. and subsidiaries incentive stock options, as defined under current tax laws. There are no outstanding options under this plan.

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

          Options under both plans have been granted at prices that are not less than 100-110% of the fair market value of the underlying common stock at the date of grant. The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported.

          The following is a summary of transactions during the periods presented:

                                               Shares Under Option
                                     ---------------------------------------
                                         Nine Months
                                            Ended             Year Ended
                                     September 30, 1996   December 31, 1995
                                     -------------------  ------------------
Outstanding, Beginning of Period          301,400             303,400
Additional Options Granted During
  the Period                                  -0-              38,000
Forfeited During the Period                  (400)                -0-
Exercised During the Period               (90,300)            (40,000)
                                          -------             -------

  Outstanding, End of Period              210,700             301,400
                                          =======             =======

          Options outstanding at September 30, 1996 ranged in price from $1.875 to $13.94 per share with 162,940 shares exercisable. There remain 53,720 shares reserved for future grants of options under the 1993 Plan.

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

NOTE 12 - Employee Benefit Plans (cont'd.)
-------

          The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                      1995       1994
                                                   ---------  ---------

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $1,152,000 in 1995 and $1,034,000
  in 1994                                           $(1,183)  $(1,072)
                                                    =======   =======

Projected benefit obligation for service rendered
 to date                                            $(1,912)  $(1,731)
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                       1,786     1,616
                                                    -------   -------

Plan assets in excess of projected benefit
 obligation                                            (126)     (115)
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                 197        48
Prior service cost not yet recognized in net
 periodic pension cost                                   17        20
                                                    -------   -------

Net pension cost included in other assets/
 (other liabilities)                                $    88   $   (47)
                                                    =======   =======


                                                  Year Ended December 31,
                                                  -----------------------
                                                     1995       1994
                                                  -----------------------
Net pension cost included the following
 components (in thousands):
Service Cost - benefits earned during the period    $ 151      $ 111
Interest cost on projected benefit obligation         140        130
Less: Actual return on plan assets                   (260)      (133)
Net amortization and deferral                         148          5
                                                     ----      -----
    Net periodic pension cost                        $179      $ 113
                                                     ====      =====

          The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5 percent and 5 percent at December 31, 1995 and 1994. The expected long-term rate of return on plan assets in 1995 was 9 percent.

          The market value of plan assets at September 30, 1996 was $2,149,000. There was a contribution to the plan during 1996 of $313,000 and prepaid pension cost at September 30, 1996 was $230,000.

Management Security Plan
------------------------

          In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $170,000 and $127,000 during the first nine months of 1996 and 1995, respectively, and $173,000 for the year 1995.

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

NOTE 13 - Earnings per Share
-------

          Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                  Shares
                                 ---------
Periods of Nine Months Ended:

 September 30, 1996              3,189,359
 September 30, 1995              3,137,598

Year Ended December 31, 1995     3,137,598

NOTE 14 - Financial Instruments with Off-Balance Sheet Risk
------

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                    September 30,
                                  ------------------
                                    1996      1995
                                  --------  --------
Financial Instruments Whose
 Contract Amounts Represent
  Credit Risk:
  Commitments to Extend Credit     $76,542   $61,628
  Documentary and Standby
    Letters of Credit                4,665     4,615

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

          In 1995, 22,780 shares were purchased by the Corporation through the open market and canceled. In the first nine months of 1996, 9,000 shares were purchased.


NOTE 18 - Subsequent Event
-------

          On October 22, 1996, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on November 15, 1996 to shareholders of record on November 1, 1996.


NOTE 19 - Fair Values of Financial Instruments
-------

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

          The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                           September 30,
                                           ------------------------------------------
                                                    1996                  1995
                                           -----------------------  -----------------
                                             Carrying       Fair    Carrying    Fair
                                              Amount       Value     Amount    Value
                                           -------------  --------  --------  -------
Financial Assets
 Cash and due from banks                    $ 24,962      $ 24,962  $ 19,197  $ 19,197
 Federal funds sold                            8,330         8,330    23,890    23,890
 Securities                                  123,019       122,541   112,493   112,540
 Loans                                       213,962       214,543   165,720   165,780

Financial Liabilities
 Deposits                                    329,798       329,910   293,034   293,336
 Securities sold under repurchase
  agreements                                  14,453        14,453     6,606     6,606

Off-balance Sheet Financial Instruments
 Loan commitments                                           76,542              61,628
 Letters of credit                                           4,665               4,615

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Summary
-------

          Net income for the third quarter of 1996 was $1,634,000, or $.51 per share, compared with $1,257,000, or $.40 per share, for the third quarter of 1995. Per share amounts are based on average shares outstanding of 3,220,909 for the third quarter of 1996 and 3,129,640 for the comparable period of 1995 (restated for a two-for-one stock split that occurred in December 1995). On a per share basis, net income increased 27.5% over the third quarter of the prior year.

          Net income for the first nine months of 1996 was $4,314,000, or $1.35 per share, compared with $3,462,000, or $1.10 per share for the first nine months of 1995. Per share amounts are based on average shares outstanding of 3,189,359 for the first nine months of 1996 and 3,137,598 for the first nine months of 1995.

          Outstanding loans at September 30, 1996 of $214.0 million represented an increase of $48.2 million, or 29.1%, over September 30, 1995 and an increase of $35.5 million, or 19.9%, from December 31, 1995.

          Total deposits at September 30, 1996 of $329.8 million represented an increase of $36.8 million, or 12.5%, over September 30, 1995 and a increase of $19.7 million, or 6.4%, from December 31, 1995.

          In the third quarter, net interest income increased 21.8% over the previous year. An increase in non-interest expense of 10.2% partially offset the increase in net interest income.

          The following table summarizes the Corporation's performance for the three and nine months ended September 30, 1996 and 1995 (tax equivalent basis and dollars in thousands):

                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                           ------------------    ------------------
                                             1996      1995        1996      1995
                                           -------    ------     -------    -------
Interest Income                             $7,067     $5,941    $20,293    $16,524
Interest Expense                             2,490      2,182      7,214      5,924
                                            ------     ------    -------    -------

 Net Interest Income                         4,577      3,759     13,079     10,600
Provision for Loan Loss                        192         50        480        136
                                            ------     ------    -------    -------

 Net Interest Income After
  Provision for Loan Loss                    4,385      3,709     12,599     10,464
Non-Interest Income                            785        656      2,245      2,103
Non-Interest Expense                         2,687      2,438      8,267      7,289
                                            ------     ------    -------    -------

 Income Before Income Tax                    2,483      1,927      6,577      5,278
Income Tax Expense                             849        670      2,263      1,816
                                            ------     ------    -------    -------

  Net Income                                  $1,634     $1,257    $ 4,314    $ 3,462
                                            ======     ======    =======    =======

Net Income per Share                        $  .51     $  .40    $  1.35    $  1.10

Return on Average Assets                      1.73%      1.55%      1.58%      1.54%

Return on Average Stockholders' Equity*      19.97%     17.88%     18.30%     17.07%

* Before adjustment for unrealized gains and losses on Available-for-Sale securities.

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 1996 and 1995 (rates on tax equivalent basis).

                                                            Three Months ended September 30,
                                          --------------------------------------------------------------------
                                                         1996                               1995
                                          ---------------------------------  ---------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 13,083     $  185        5.37%   $ 28,932     $  425        5.80%
  Investment Securities (Taxable)           124,332      1,888        6.04     105,179      1,551        5.85
  Investment Securities (Tax-exempt)            -0-        -0-         -0-         321         10       12.06
  Loans, Net of Unearned Discount/(1)/      208,236      4,994        9.54     159,287      3,955        9.85
                                           --------     ------                --------     ------
    Total Earning Assets                    345,651      7,067        8.13     293,719      5,941        8.02
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    21,350                             18,336
  Other Assets                               12,549                             11,378
  Allowance for Loan Losses                  (2,882)                            (2,494)
                                           --------                           --------
    Total Assets                           $376,668                           $320,939
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds          $118,321        985        3.31    $104,418        897        3.39
  Savings                                    48,770        495        4.04      29,571        287        3.86
  Savings Certificates                       47,738        562        4.68      48,344        609        5.00
  Certificates of Deposit
    $100,000 or more                         24,253        300        4.92      23,270        300        5.11
  Other Time                                    487          5        4.18         239          3        4.67
  Other Borrowings                           13,505        143        4.33       7,006         86        4.87
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      253,074      2,490        3.91     212,848      2,182        4.07
                                                        ------                             ------
Non-interest Bearing Liabilities:
  Demand Deposits                            88,637                             77,959
  Other Liabilities                           2,405                              2,081
  Shareholders' Equity                       32,552                             28,051
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $376,668                           $320,939
                                           ========                           ========
Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $4,577        5.27                 $3,759        5.08
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

                                                             Nine Months ended September 30,
                                          ---------------------------------------------------------------------
                                                         1996                               1995
                                          ----------------------------------  ---------------------------------
                                           Average                 Average     Average                Average
                                           Balances   Interest   Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  ---------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 16,576     $   677        5.35%   $ 14,815    $   641        5.78%
  Investment Securities (Taxable)           122,880       5,553        6.04     108,483      4,756        5.86
  Investment Securities (Tax-exempt)             32           2        8.15         356         31       11.54
  Loans, Net of Unearned Discount/(1)/      195,727      14,061        9.57     151,241     11,096        9.81
                                           --------     -------                --------    -------
    Total Earning Assets                    335,215      20,293        8.09     274,895     16,524        8.04
                                                        -------                            -------

Non-interest Earning Assets:
  Cash and Due From Banks                    20,778                              16,848
  Other Assets                               12,209                              10,944
  Allowance for Loan Losses                  (2,715)                             (2,428)
                                           --------                            --------
    Total Assets                           $365,487                            $300,259
                                           ========                            ========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds          $115,572       2,837        3.28    $101,718      2,594        3.41
  Savings                                    45,053       1,359        4.03      22,654        577        3.40
  Savings Certificates                       48,226       1,723        4.77      47,117      1,673        4.74
  Certificates of Deposit
    $100,000 or more                         24,350         900        4.94      23,177        853        4.92
  Other Time                                    402          14        4.63         237          8        4.60
  Other Borrowings                           11,880         381        4.32       5,565        218        5.25
  Notes Payable                                 -0-         -0-         -0-          15          1        9.56
                                           --------     -------                --------    -------
    Total Interest-Bearing Liabilities      245,483       7,214        3.93     200,483      5,924        3.95
                                                        -------                            -------
Non-interest Bearing Liabilities:
  Demand Deposits                            86,264                              70,857
  Other Liabilities                           2,245                               1,997
  Shareholders' Equity                       31,495                              26,922
                                           --------                            --------
    Total Liabilities and
      Shareholders' Equity                 $365,487                            $300,259
                                           ========                            ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $13,079        5.21                $10,600        5.16
                                                        =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

          Net interest income (tax equivalent) for the third quarter of 1996 was $4,577,000 which represented an increase of $818,000, or 22.0%, over the third quarter of 1995. This increase was heavily contributed to by a 30.7% increase in average loans for the third quarter of 1996 versus the same quarter last year.

          The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the three and nine months ended September 30, 1996.

                                                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                              (Dollars in Thousands)

                                        3rd Qtr. 1996 vs. 3rd Qtr. 1995     Nine Mos. 1996 vs. Nine Mos. 1995
                                              Increase (Decrease)                  Increase (Decrease)
                                              Due to Changes in:                   Due to Changes in:
                                       ---------------------------------   -----------------------------------
                                         Volume       Rate       Total       Volume       Rate        Total
                                       ----------   ---------   --------   ----------   ---------   ----------
Interest Earning Assets:
 Federal Funds Sold                        $ (225)      $ (15)    $ (240)      $  101       $ (65)      $   36
 Investment Securities (Taxable)              293          44        337          647         150          797
 Investment Securities (Tax-exempt)            (5)         (5)       (10)         (22)         (7)         (29)
 Loans, Net of Unearned Discount            1,932        (893)     1,039        3,408        (443)       2,965
                                           ------       -----     ------       ------       -----       ------
 Total Interest Income                      1,995        (869)     1,126        4,134        (365)       3,769
                                           ------       -----     ------       ------       -----       ------
Interest-Bearing Liabilities:
 Deposits                                     689        (438)       251        1,143         (15)       1,128
 Other Borrowings                             119         (62)        57          231         (68)         163
 Notes Payable                                -0-         -0-        -0-           (1)        -0-           (1)
                                           ------       -----     ------       ------       -----       ------

 Total Interest Expense                       808        (500)       308        1,373         (83)       1,290
                                           ------       -----     ------       ------       -----       ------

Net Interest Income                        $1,187       $(369)    $  818       $2,761       $(282)      $2,479
                                           ======       =====     ======       ======       =====       ======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

          The Corporation's allowance for loan losses was $3,008, or 1.41% of total loans, as of September 30, 1996 compared to $2,513 or 1.52% of total loans, as of September 30, 1995.

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  --------------------   ----------------------
                                    1996       1995        1996       1995
                                  ---------  ---------   ---------  -----------

Balance, Beginning of Period        $2,829     $2,464      $2,500     $2,410
Provisions, Charged to Income          192         50         480        136
Loans Charged-Off                      (42)       (43)        (69)      (209)
Recoveries of Loans Previously
 Charged-Off                            29         42          97        176
                                    ------     ------      ------     ------
  Net Loans Charged-Off                (13)        (1)         28        (33)
                                    ------     ------      ------     ------
Balance, End of Period              $3,008     $2,513      $3,008     $2,513
                                    ======     ======      ======     ======

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                 September 30,  June 30,  March 31,  December 31,  September 30,
                                     1996         1996      1996         1995          1995
                                 -------------  --------  ---------  ------------  -------------

Non-Accrual Loans                   $1,282        $1,356     $1,066     $  990         $1,247
Other Real Estate Owned                169           172        110        113            345
Renegotiated Loans                     -0-           -0-        -0-        -0-            -0-
                                    ------        ------     ------     ------         ------

  Total Non-Performing Assets       $1,451        $1,528     $1,176     $1,103         $1,592
                                    ======        ======     ======     ======         ======

          Non-accrual loans to total loans were .60% at September 30, 1996 and non-performing assets were .68% of loans and other real estate owned at the same date.

Non-interest Income
-------------------

          The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

          The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                          Three Months Ended            Nine Months Ended
                                                 September 30,            September 30,
                                       ------------------------  -----------------------------
                                        1996   1995   % Change     1996      1995    % Change
                                       ------  -----  ---------  --------  --------  ---------

Service Charges on Deposit Accounts    $ 423   $ 382      10.7%   $1,210    $1,154        4.9%
Gains (Loss) on Sale of Investment
 Securities                               (8)    -0-        --       (15)      (10)     (27.6)
Non-recurring Income                      88      21        --       157       217         --
Other Non-interest Income                282     253      11.5       893       742       20.4
                                       -----   -----              ------    ------

  Total Non-interest Income            $ 785   $ 656      19.7%   $2,245    $2,103        6.8%
                                       =====   =====              ======    ======

          Non-recurring income is primarily interest recovered on loans charged-off in prior years. The increase in other non-interest income was primarily due to increases in letter of credit fees, merchant credit card fees and fees earned from investment brokerage services.

Non-interest Expense
--------------------

          Non-interest expenses include all expenses other than interest expense, loan loss provision and income tax expense.

          The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                   ----------------------------------         ---------------------------------
                                     1996        1995        % Change             1996       1995     % Change
                                   ----------  -----------   --------         ---------   --------     --------

Salaries & Employee Benefits          $1,691       $1,507       12.2%           $5,043     $4,301       17.3%
Occupancy Expense - Net                  179          177        1.1               566        524        8.0
Furniture and Equipment Expense          206          193        6.7               606        514       17.9
Other Real Estate Expense - Net           (4)          (3)        --                12        (89)        --
Other Expenses:
  Business Development                   100          105       (4.8)              318        303        5.0
  Insurance - Other                       25           25         --                76         73        4.1
  Legal & Professional Fees              104          111       (6.3)              309        319       (3.1)
  Taxes - Other                           27           25        8.0                74         68        8.8
  Postage & Courier                       68           65        4.6               198        186        6.5
  Printing & Supplies                     82           79        3.8               236        198       19.2
  Regulatory Fees &
   Assessments                            52           15         --               154        355      (56.6)
  Other Operating Expenses               157          139       12.9               675        537       25.7
                                      ------       ------                       ------     ------

   Total Other Expenses                  615          564        9.0             2,040      2,039         .1
                                      ------       ------                       ------     ------

   Total Non-interest
    Expense                           $2,687       $2,438       10.2%           $8,267     $7,289       13.4%
                                      ======       ======                       ======     ======

          Total non-interest expense increased 10.2% in the third quarter of 1996 over the same quarter of 1995, primarily reflecting increases in salaries and benefits, regulatory fees and other operating expenses. As a percent of average assets, non-interest expenses were 2.85% in the third quarter of 1996 and 3.04% in the same period of 1995. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 50.2% for the third quarter of 1996. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

          The increase in salaries and employee benefits for the third quarter of 1996 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by seven in the third quarter of 1996 over the same period of the prior year to an average full-time equivalent of
135. The increases for salaries and number of employees include additions for a branch office opened in August of 1995.

          Regulatory fees and assessments increased in the third quarter of 1996 because of refund credits taken in 1995 on FDIC insurance premiums on deposits.

          The increase in furniture and equipment expense for the nine months is primarily a result of increased depreciation and service contract expense for a new communication system installed in mid 1995, furniture acquired in late 1995 for the new branch office, and acceleration of depreciation on certain item processing equipment.

          Other operating expenses increased in the third quarter and nine months of 1996 due to an increase in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 1996 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                     Total       Repriced
                                      Matures or Reprices within:                     Rate         After
                                  ---------------------------------------------    Sensitive     1 Year or
                                    30 Days      31-90      91-180      181 to      One Year    Non-interest
                                    or Less      Days        Days      One Year      or Less      Sensitive       Total
                                  ----------    --------  ---------    ---------    ----------  ------------     --------
Earning Assets:
  Loans                             $116,464    $ 11,029   $ 12,059     $ 22,679      $162,231     $ 51,731      $213,962
  Investment Securities                3,201       4,780      5,904       13,373        27,258       95,761       123,019
  Federal Funds Sold                   8,330         -0-        -0-          -0-         8,330          -0-         8,330
                                    --------    --------   --------     --------      --------     --------      --------

   Total Earning Assets              127,995      15,809     17,963       36,052       197,819      147,492       345,311
                                    --------    --------   --------     --------      --------     --------      --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings             165,598         -0-        -0-          -0-       165,598          -0-       165,598
  Certificates of Deposits
    >$100,000                          7,267       4,026      5,569        5,986        22,848        1,579        24,427
  Other Time Deposits                  4,206      10,717     12,550       14,705        42,178        6,067        48,245
  Repurchase Agreements               14,453         -0-        -0-          -0-        14,453          -0-        14,453
                                    --------    --------   --------     --------      --------     --------      --------

   Total Interest Bearing
    Liabilities                      191,524      14,743     18,119       20,691       245,077        7,646       252,723
                                    --------    --------   --------     --------      --------     --------      --------

Interest Sensitivity
 Gap                                $(63,529)   $  1,066   $   (156)    $ 15,361      $(47,258)    $139,846      $ 92,588
                                    ========    ========   ========     ========      ========     ========      ========
Cumulative Gap                      $(63,529)   $(62,463)  $(62,619)    $(47,258)
                                    ========    ========   ========     ========

Cumulative Gap to
 Total Earning Assets                 (18.4%)     (18.1%)    (18.1%)      (13.7%)

Cumulative Gap to
 Total Assets                         (16.7%)     (16.4%)    (16.5%)      (12.4%)

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

          As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of 12.4% was reversed to a positive 10.8% "beta adjusted" gap position.

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

          At September 30, 1996, total capital to total assets was 8.78%.

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

          The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 1996, the Corporation's Tier I capital represented 14.38% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.63% of risk weighted assets. Both ratios are well above current regulatory guidelines.

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

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11  Computation of Earnings Per Common Share

              27  Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the period ending September 30, 1996

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BANCSHARES, INC.
                                               Registrant



Date:   November 1, 1996                By: /s/  Philip E. Norwood
     ----------------------                -------------------------------------
                                           Philip E. Norwood, President and
                                           Chief Executive Officer

Date:   November 1, 1996                By: /s/  Bob G. Scott
     ----------------------                -------------------------------------
                                           Bob G. Scott, Senior Vice President
                                           and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                              Page No.
-------                                                              --------

11           Computation of Earnings Per Common Share

27           Financial Data Schedule