Form 10-K405
period 1996-12-31
SUMMIT BANCSHARES INC /TX/
filed 1997-03-28
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-11986


                             SUMMIT BANCSHARES, INC.
        -----------------------------------------------------------------
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
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                     None                       Not Applicable
            -----------------------     ------------------------------
               (Title of Class)             (Name of each exchange
                                             on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.25 PAR VALUE
                         -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 14, 1997 was approximately $62,159,897.

The number of shares of common stock, $1.25 par value, outstanding at March 14, 1997 was 3,235,636 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 17, 1997 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1997 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

THE CORPORATION.  Summit Bancshares, Inc. (the "Corporation"), a corporation
---------------
incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation maintains its principal office at 1300 Summit Avenue, Suite 604, Fort Worth, Texas 76102. The Corporation's principal activity is the ownership and management of its subsidiaries. The Corporation owns all of the issued and outstanding shares of capital stock of two national banking associations, Summit National Bank and Summit Community Bank, N.A. (the "Subsidiary Banks") and a nonbank subsidiary, Summit Bancservices, Inc., all located in Fort Worth, Texas. In January, 1997 Camp Bowie National Bank changed its name to Summit Community Bank, N.A. and in March 1997 Alta Mesa National Bank merged with Summit Community Bank, N.A. Alta Mesa National Bank was a former wholly-owned subsidiary of the Corporation.

At December 31, 1996 the Corporation had consolidated total assets of $395,248,000, consolidated total loans of $220,006,000, consolidated total deposits of $345,023,000 and consolidated total shareholders' equity of $35,080,000.

The Corporation provides advice and services to the Subsidiary Banks and coordinates their activities in the areas of financial accounting controls and reports, internal audit programs, regulatory compliance, financial planning and employee benefit programs. However, each Subsidiary Bank operates under the day-to-day management of its own officers and directors.

The Corporation's major source of income is dividends received from the Subsidiary Banks which are restricted as discussed below. Dividend payments by the Subsidiary Banks are determined on an individual basis, generally in relation to each Subsidiary Bank's earnings, deposits and capital.

The Corporation's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions and the Corporation has not spent material amounts on research activities.

THE SUBSIDIARY BANKS.  The services offered by the Subsidiary Banks are
--------------------
generally those offered by commercial banks of comparable size in their respective areas. Certain of the principle services offered by the Subsidiary Banks are described below.

     COMMERCIAL BANKING. The Subsidiary Banks provide general commercial banking services for corporate and other business clients principally located in Tarrant County, Texas. Loans are made for a wide variety of purposes, including interim construction and mortgage financing on real estate and financing of equipment and inventories.

     CONSUMER BANKING. The Subsidiary Banks provide a full range of consumer banking services, including interest and non-interest-bearing checking accounts, various savings programs, installment and real estate loans, money transfers, on-site ATM facilities and safe deposit facilities.

     SECURITIES SERVICES. Summit Bancshares, Inc. through an agreement with BFP Financial Partners, Inc. offers investment brokerage services. BFP Financial Partners, Inc., a subsidiary of Legg Mason, Inc. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Investment executives are available at each of the Subsidiary Banks and can provide information about tax-free municipals, government securities, stocks, mutual funds, or annuities.

Certain information with respect to each Subsidiary Bank as of March 14, 1996 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.

                                                   As of March 14, 1996
                                --------------------------------------------------------
                                                     (In Thousands)
                               Organiza-  Acqui-                                  Share-
 Name and Address of             tion     sition   Total     Total      Total    holders'
  Subsidiary Bank                Date      Date    Assets    Loans    Deposits    Equity
---------------------          ---------  ------  --------  --------  ---------  --------
SUMMIT NATIONAL BANK              1975     1980   $183,272  $ 89,932   $156,224   $15,812
1300 Summit Avenue
Fort Worth, TX 76102

SUMMIT COMMUNITY BANK, N.A.       1984     1984   $215,576  $142,694   $195,702   $17,344
3859 Camp Bowie Blvd.
Fort Worth, TX 76107


COMPETITION.  There is significant competition among bank holding companies in
-----------
Tarrant County, Texas and the Corporation believes that such competition among such bank holding companies will continue in the future.

Additionally, the Subsidiary Banks encounter intense competition in their commercial banking businesses, primarily from other banks represented in their respective market areas, many of which have far greater assets and financial resources. The Subsidiary Banks also encounter intense competition in their commercial banking businesses from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies and certain other types of financial institutions located in its own and in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel.

EMPLOYEES.  As of December 31, 1996 the Corporation and the Subsidiary Banks
---------
collectively had a total of 131 full-time employees and 9 part-time employees.

REGULATION AND SUPERVISION.
--------------------------

The Corporation and the Subsidiary Banks are subject to extensive regulation under federal and state law and regulations. Those laws and regulations are generally intended to protect depositors and not shareholders.

The following description of statutory and regulatory provisions is qualified in its entirety by reference to the applicable statutes and regulations. A change in applicable statutes or regulations or the policies of various regulatory authorities may have a material effect on the business and prospects of the Corporation and the Subsidiary Banks. The Corporation is unable to predict the nature or extent of the affect on its business and earnings that fiscal or monetary policies, economic controls, or changes in federal or state statutes or regulations may have in the future.

THE CORPORATION

GENERAL. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision, and examination by
the Board of Governors of the Federal Reserve System (the "FRB").   Federal law
subjects bank holding companies to particular restrictions on the types of activities in which they may engage and to a wide range of supervisory requirements and activities, including periodic examination and reporting requirements and regulatory enforcement actions for any violations of laws and policies.

SCOPE OF PERMISSIBLE ACTIVITIES. The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting shares of any company engaged in nonbanking business unless the business is determined by the FRB, by order or regulation, to be so closely related to banking as to be proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts or investment companies, and providing certain securities brokerage services. In approving acquisitions of entities engaged in banking-related activities, the FRB considers a number of factors, including the expected benefits to the public, such as greater convenience and increased competition or gains in efficiency, which would be weighed against the risk of potential negative effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

SAFETY AND SOUNDNESS. Bank holding companies are not permitted to engage in unsafe or unsound banking practices. For example, the FRB's Regulation Y requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The FRB may oppose the transaction if it would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. The FRB may exercise several administrative remedies, including cease-and-desist powers over parent holding companies and nonbanking subsidiaries, when the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank.

ENFORCEMENT. The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the FRB's authority to prohibit activities of bank holding companies and their nonbanking subsidiary which are unsafe and unsound banking practices or constitute violations of laws or regulations. FIRREA authorizes the appropriate banking agency to issue cease and desist orders which may, among other things, require affirmative action to correct any harm resulting from such a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other appropriate action as determined by the ordering agency.

FIRREA increased the amount of civil money penalties that the FRB and other regulatory agencies may assess for certain activities conducted on a knowing and reckless basis, if those activities cause a substantial loss to a depository institution. The penalties may reach as much as $1,000,000 per day. FIRREA also expanded the scope of individuals and entities against whom such penalties may be assessed. In addition, FIRREA contains a "cross-guarantee" provision that makes commonly controlled insured depository institutions liable to the Federal Deposit Insurance Corporation (the "FDIC") for any losses incurred, or reasonably anticipated to be incurred, in connection with the failure of an affiliated insured depository institution.

ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

REPORTING AND EXAMINATION. The Corporation is required to file quarterly and annual reports with the Federal Reserve Bank of Dallas (the "Federal Reserve Bank") and provide such additional information as the Federal Reserve Bank may require pursuant to the BHC Act. The Federal Reserve Bank may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such an examination. The Corporation is also subject to reporting and disclosure requirements under state and federal securities laws.

CAPITAL ADEQUACY REQUIREMENTS. The FRB monitors the capital adequacy of bank holding companies. The FRB has adopted a system using a combination of risk-based guidelines and leverage ratios to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, each category of assets is assigned a different risk weight, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to balance sheet components. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100% of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity and qualifying perpetual noncumulative preferred stock and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain other preferred stock, as well as qualifying debt instruments and all or part of the allowance for possible loan losses.

The guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to be in the form of "Tier 1" capital elements). At December 31, 1996, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were 14.61% and 15.85%, respectively. At such date, both ratios exceeded regulatory minimums.

In addition to the risk-based capital guidelines, federal banking agencies have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted quarterly average total assets. The leverage ratio adopted by the federal banking agencies requires a minimum 3.0% "Tier 1" capital to adjusted quarterly average total assets ratio for top regulatory-rated banking organizations. All other institutions are expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1996, was 8.82% and exceeded the regulatory minimum.

A bank holding company that fails to meet the applicable capital standards will be at a disadvantage. For example, FRB policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. Failure to meet the capital guidelines may result in institution by the FRB of appropriate supervisory or enforcement actions.

IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by applicable regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary's compliance with the capital restoration plan until it becomes "adequately capitalized." The Corporation has control of the Subsidiary Banks for purpose of this statute. See below The Subsidiary Banks - Capital Adequacy Requirement.

Under FDICIA, the aggregate liability of all companies controlling a particular institution is generally limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to regulatory authorities in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution may be required to obtain prior FRB approval of proposed dividends or could be required to consent to a merger or to divest the troubled institution or other affiliates.

ACQUISITIONS BY BANK HOLDING COMPANIES. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or bank holding company or merging or consolidating with another bank holding company without the prior approval of the FRB. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.

Currently, the FRB will only allow the acquisition by the bank holding company of an interest in any bank located in another state if the statutory laws of the state in which the target bank is located expressly authorize such acquisition. The Texas Banking Act permits, in certain circumstances, out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas. However, the Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 ("Interstate Banking Act") permits bank holding companies, with some limitations, to acquire banks located in any state without regard to whether the transaction is prohibited under any state law, except that states may establish the minimum age (not to exceed five years) of their local banks subject to interstate acquisition. Competition is likely to increase in Texas even with the limitation on interstate mergers and branches existing under Texas state law.

THE SUBSIDIARY BANKS

GENERAL. The Subsidiary Banks are national banking associations organized under the National Bank Act, as amended, (the "National Bank Act") and are subject to regulatory supervision and examination by the Office of the Comptroller of the

Currency (the "OCC"). Pursuant to such regulation, the Banks are subject to certain restrictions, supervisory requirements, and potentially enforcement actions.

SCOPE OF PERMISSIBLE ACTIVITIES. The National Bank Act provides the rights, privileges, and powers of national banks and defines the activities in which national banks may engage. Permitted activities for a national bank include the following: make, arrange, purchase or sell loans or extensions of credit secured by liens on interests in real estate; purchase, hold and convey real estate under certain conditions; deal in investment securities in certain circumstances; and, more broadly, engage in the "business of banking" and activities that are "incidental" to banking. The following are some of the activities deemed "incidental" to the business of banking: the borrowing and lending of money; receiving deposits, including deposits of public funds; holding or selling stock or other property acquired in connection with security on a loan; discounting and negotiating evidences of debt; acting as guarantor, if the bank has a "substantial interest in the performance of the transaction"; issuing letters of credit to or on behalf of its customers; operating a safe deposit business; providing check guarantee plans; issuing credit cards; operating a loan production office; selling loans under repurchase agreements; selling money orders at offices other than bank branches; providing consulting services to banks; and verifying and collection of checks.

BRANCHING. National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the OCC. In acting on a branch application, the OCC considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Interstate Banking Act, which extends the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate banking, allows each state the option of "opting out" of the interstate branching provisions. The Texas Legislature opted out of the interstate branching provisions during its 1995 Session. Interstate branching would have become effective in Texas in June of 1997, if Texas had not elected to "opt out." The Texas "opt-out" legislation prohibiting interstate branching is effective until September of 1999.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Certain provisions of FDICIA, applicable to the Subsidiary Banks, enhanced safeguards against insider abuse by recodifying existing law restricting transactions among related parties. One set of restrictions is found in Section 23A of the Federal Reserve Act, which affects loans to and investments in "affiliates" of the Subsidiary Banks. The term "affiliates" include the Corporation and any of its subsidiaries. Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for such loans. In addition, Section 23A limits the amount of advances to third parties that are collateralized by the securities or obligations of the Corporation or its subsidiaries.

Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between each Subsidiary Bank and its affiliates must be on terms substantially the same, or at least as favorable to the subject Subsidiary Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a Subsidiary Bank and its affiliates must be on terms and under circumstances, including credit underwriting standards and procedures, that in good faith would be offered to or would apply to nonaffiliated companies. Each Subsidiary Bank is also subject to certain prohibitions against advertising that suggests that the Subsidiary Bank is responsible for the obligations of its affiliates.

The restrictions on loans to insiders contained in the Federal Reserve Act and FRB Regulation O apply to all insured institutions and their subsidiaries and holding companies. The aggregate amount of an institution's loans to insiders is limited to the amount of its unimpaired capital and surplus, unless regulatory authorities determines that a lesser amount is appropriate. Each Subsidiary Bank may pay, on behalf of any executive officer or director, an amount exceeding funds on deposit in that individual's personal account only if there is a written, preauthorized, interest-bearing extension of credit specifying a method of repayment and a written preauthorized transfer of funds from another account of the executive officer or director at that Bank. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

The regulations and restriction on transactions with affiliates may limit the Corporation's ability to obtain funds from its Subsidiary Banks for its cash needs, including funds for payment of dividends and operating expenses.

INTEREST RATE LIMITS AND LENDING REGULATIONS. The Subsidiary Banks are subject to various state and federal statutes relating to the extension of credit and the making of loans. The maximum legal rate of interest that the Subsidiary Banks may charge on a loan depends on a variety of factors such as the type of borrower, purpose of the loan, amount of the loan and date the loan is made. Texas statutes establish maximum legal rates of interest for various lending situations. Penalties are provided by law for charging interest in excess of the maximum lawful rate.

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including truth-in-lending statutes, the Texas Consumer Credit Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. These laws provide remedies to the borrower and penalties to the lender for failure of the lender to comply with such laws. The scope and requirements of these laws and regulations have expended in recent years, and claims by borrowers under these laws and regulations may increase.

RESTRICTIONS ON SUBSIDIARY BANK DIVIDENDS. Substantially all of the Corporation's cash revenues is derived from dividends paid by the Subsidiary Banks. Dividends payable by the Subsidiary Banks are restricted under the National Bank Act. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Dividends." The Subsidiary Banks' ability to pay dividends is further restricted by the requirement that they maintain adequate levels of capital in accordance with capital adequacy guidelines promulgated from time to time by the OCC. Moreover, the prompt corrective action provisions of FDICIA and implementing regulations prohibit a bank from paying a dividend if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See "Capital Adequacy Requirements" below.

EXAMINATIONS.  The OCC periodically examines and evaluates national banks.
Based upon such evaluations, the OCC may require revaluation of certain assets of a bank and require the bank to establish specific reserves to allow for the difference between the regulatory-determined value and the book value of such assets. The OCC is authorized to assess the institution an annual fee based on, among other things, the costs of conducting the examinations.

CAPITAL ADEQUACY REQUIREMENTS. FDICIA, among other things, substantially revised existing statutory capital standards, gave regulators the authority to limit officer and director compensation, and required holding companies to guarantee the capital compliance of their banks in certain instances. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized," as defined by regulations adopted by the federal regulatory agencies. A depository institution is "well capitalized" if it significantly exceeds the minimum level required by regulation for each relevant capital measure, "adequately capitalized" if it meets such measure, "undercapitalized" if it fails to meet any such measure, "significantly undercapitalized" if it is significantly below such measure and "critically undercapitalized" if it fails to meet any critical capital level set forth in the regulations. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. At December 31, 1996, each of the Subsidiary Banks was well capitalized. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions with the overall goal to reduce losses to the depository insurance fund. In addition to requiring the submission of a capital restoration plan (as discussed above), FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution's capital decreases, regulatory powers and scrutiny become greater. A significantly under-capitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions.

DEPOSIT INSURANCE ASSESSMENTS. The FDIC is required by the Federal Deposit Insurance Act to assess all banks in order to adequately fund the Bank Insurance Fund (the "BIF") so as to resolve any insured bank that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate deposit insurance assessments made on BIF member banks to maintain the designated reserves for the fund. In addition, the FDIC can impose special assessments to repay borrowings from the U.S. Treasury, the Federal Financing Bank and BIF member banks. Under the risk-based system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Such premiums currently range from zero percent of insured deposits to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern.
All of the Subsidiary Banks are currently being assessed at the lowest rate of zero percent plus a quarterly fee of $500.

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF are required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). FICO assessment rates for the first semi-annual period of 1997 have been set by FDIC at 1.30 basis points annually for BIF members and 6.48 basis points annually for SAIF members. These rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. By law, the FICO assessment rate on BIF members must be one-fifth the rate on SAIF members until the two insurance funds are merged or until January 1, 2000, whichever occurs first.

INTERNAL OPERATING REQUIREMENTS. FDICIA requires financial institutions with over $500 million in assets to file an annual report with its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant. Also the report must contain a statement of management's responsibilities for (1) financial statement preparation and maintaining internal controls; (2) financial reporting and complying with designated safety and soundness laws and regulations; and (3) assessing the effectiveness of the internal controls and the institutions' internal controls for financial reporting. The independent public accountant also must report separately on the institution's compliance with designated safety and soundness laws and rules.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued by the OCC to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its subsidiary banks is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The bank regulatory agencies in 1995 adopted final regulations implementing the CRA. These regulations affect extensive changes to existing procedures for determining compliance with the CRA and the full effect of these new regulations cannot be determined at this time.

CHANGING REGULATORY STRUCTURE. Legislative and regulatory proposals regarding changes in banking, regulations of banks, thrifts and other financial institutions, are being considered by the executive branch of the federal government, Congress and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial service industry. The Corporation cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Subsidiary Banks.

EFFECT OF ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Corporation cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and the Subsidiary Banks.


ITEM 2.   PROPERTIES.

The principal offices of the Corporation are located at 1300 Summit Avenue, Fort Worth, Texas 76102. The Corporation and Summit National Bank, a subsidiary, lease space at this address from an unrelated third-party through leases that expire December 31, 1999. Summit National Bank owns a detached motor bank facility.

Summit Community Bank, N.A. (formerly Camp Bowie National Bank) owns the building at its principal office at 3859 Camp Bowie Boulevard, Fort Worth, Texas. There are no encumbrances on this property.

The Alta Mesa office of Summit Community Bank, N.A. (formerly Alta Mesa National
Bank) is located at 3000 Alta Mesa Boulevard, Fort Worth, Texas. The building is owned by the Corporation with the bank office using approximately 25% of the facility. The remainder of the building is fully leased. There are no third-party encumbrances on the property.

The Northeast office of Summit Community Bank, N.A., at 9001 Airport Freeway, North Richland Hills, Texas, is leased from a third-party under a lease agreement expiring in May 1998, however the motor bank facility is owned by Summit Community Bank, N.A. There are no encumbrances on the property.

A subsidiary of the Corporation owns an improved tract of land that serves as the site of the operations center which is the principal office of Summit Bancservices. This site is located at 500 Eighth Avenue, Fort Worth, Texas.


ITEM 3.   LEGAL PROCEEDINGS.

In the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which it or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 15, 1997, their respective ages, and their present positions with the Corporation are as follows:

                                                     Position Held
                                Position With            Since
      Name           Age       the Corporation       -------------
-------------------  ---  -------------------------
Philip E. Norwood     47     President and Chief           1993
                              Executive Officer

James L. Murray       64    Chairman of the Board          1985

F. S. Gunn            63        Vice Chairman              1993

Jeffrey M. Harp       48  Executive Vice President,        1993
                           Chief Operating Officer
                           and Secretary/Treasurer

Bob G. Scott          59  Senior Vice President and        1994
                           Chief Financial Officer


The business experience of each of these executive officers during the past five
(5) years is set forth below:

Mr. Norwood became President of Summit Community Bank, N.A. in July 1994 and President and Chief Executive Officer of the Corporation in October 1993 and continues to serve in these capacities. He has served as a director of the Corpora tion since March 1984. From January 1990 to October 1993 Mr. Norwood served as Secretary of the Corporation, from December 1992 to October 1993 he served as Executive Vice President of the Corporation, and from March 1984 to January 1990 he served as Secretary and Treasurer of the Corporation. Mr. Norwood has served as a director of Summit Community Bank, N.A. since January 1990. Mr. Norwood served as a director of Summit National Bank from March 1983 to January 1996.

Mr. Murray became Chairman of the Board of the Corporation in January 1985, and Chairman of the Board of Summit Community Bank, N.A. in January 1990, and continues to serve in these capacities. Mr. Murray served as Chief Executive Officer of the Corporation from January 1990 to October 1993, as President of Summit Community Bank, N.A. from January 1990 to January 1994, and as Chairman of the Board of Directors of Summit National Bank from October 1981 to January 1990. He served as a director of Summit National Bank from January 1975 to January 1996. Mr. Murray has served as director for Summit Community Bank, N.A. since April 1985.

Mr. Gunn became Vice Chairman of the Board of the Corporation in October 1993. From January 1990 to October 1993 Mr. Gunn served as President of the Corporation. Mr. Gunn has served as Chairman of the Board of Summit National Bank since January 1991, and served as President of Summit National Bank from October 1981 to January 1991. He has served as a director of Summit National Bank since January 1975. He served as a director of Summit Community Bank, N.A. from January 1990 to January 1996.

Mr. Harp became Chief Operating Officer and Secretary of the Corporation in October 1993, Executive Vice President of the Corporation in December 1992, and Treasurer and a director of the Corporation in January 1990, and continues to serve in these capacities. He has served as President and Chief Executive Officer of Summit National Bank since January 1991, and served as Executive Vice President of Summit National Bank from February 1985 to December 1990. He has served as a director of Summit National Bank since January 1990. He served as a director of Summit Community Bank, N.A. from January 1990 to January 1996.

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


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

MARKET INFORMATION.  Since May 3, 1993 the Corporation's Common Stock has been
------------------
traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low closing bid quotations of the Corporation's Common Stock for the periods indicated:

                           Bid
                     ----------------
                      High      Low
                     -------  -------
1996 Fiscal Year:
----------------
First Quarter         $17.25   $15.25
Second Quarter         18.50    16.00
Third Quarter          21.50    17.00
Fourth Quarter         24.75    19.63

1995 Fiscal Year:
----------------
First Quarter         $10.63   $ 9.88
Second Quarter         12.00    10.38
Third Quarter          13.75    11.38
Fourth Quarter         16.38    15.75

This data has been restated to reflect a two-for-one stock split effected on December 6, 1995.

On March 14, 1997 the closing bid and asked quotations reported for the Common Stock were $24.75 and $26.25, respectively. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Prior to May 3, 1993 there was no established public trading market for the issued and outstanding shares of Common Stock of the Corporation. Accordingly, there exists no published information with respect to market prices before that date. From time to time, however, moderate numbers of shares of Common Stock were transferred on the books of the Corporation.

SHAREHOLDERS.  At the close of business on March 14,1997 there were 688
------------
shareholders of record of Common Stock of the Corporation.

DIVIDENDS.  The Corporation has paid regular cash dividends on its common stock
---------
on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 1994, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods. Data has been restated to reflect a two-for-one stock split effected on December 6, 1995.

            1996                  Dividends Per Share
        ------------              -------------------

        First Quarter                  $ 0.07
        Second Quarter                   0.07
        Third Quarter                    0.07
        Fourth Quarter                   0.07

            1995
        ------------

        First Quarter                  $0.055
        Second Quarter                  0.055
        Third Quarter                   0.055
        Fourth Quarter                  0.055

_____________________________

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data). All share and per share information has been restated to reflect the two-for-one splits in 1995 and 1993:

                                                                           Years Ended December 31,
                                                          ----------------------------------------------------------
                                                             1996        1995        1994        1993        1992
                                                          ----------  ----------  ----------  ----------  ----------
Summary of Earnings:
   Interest Income                                         $ 27,577    $ 22,929    $ 18,143    $ 17,095    $ 18,092
   Interest Expense                                           9,771       8,277       5,625       5,235       6,860
                                                           --------    --------    --------    --------    --------
   Net Interest Income                                       17,806      14,652      12,518      11,860      11,232
   Provision (Credit) for Loan Losses                           819         236        (114)         23         421
   Securities Gains (Losses)                                    (14)        (10)       (152)          3          69
   Non-interest Income                                        2,990       2,764       2,729       2,855       2,314
   Non-interest Expense                                      10,917       9,973       9,075       9,155       8,793
                                                           --------    --------    --------    --------    --------
   Earnings Before Income Taxes                               9,046       7,197       6,134       5,540       4,401
   Income Tax Expense                                         3,103       2,468       2,094       1,809       1,397
                                                           --------    --------    --------    --------    --------
   Income Before Extraordinary Item                           5,943       4,729       4,040       3,731       3,004
   Net Income                                                 5,943       4,729       4,040       3,731       3,236

Balance Sheet Data (at period-end):
   Total Assets                                            $395,248    $355,417    $291,011    $280,688    $266,549
   Investment Securities                                    117,013     119,368     114,722     112,315      96,036
   Loans, Net of Unearned Discount                          220,006     178,493     138,966     127,250     124,843
   Allowance for Loan Losses                                  2,972       2,500       2,410       2,594       2,810
   Demand Deposits                                          103,695      89,184      72,992      61,165      57,607
   Total Deposits                                           345,023     310,109     259,539     254,151     242,929
   Long-term Debt and Notes Payable                             -0-         -0-         250         500         750
   Shareholders' Equity                                      35,080      30,125      25,334      22,978      19,501

Per Share Data:
   Net Income Before Extraordinary Item                    $   1.86    $   1.51    $   1.29    $   1.21    $    .97
   Book Value - Period-End                                    10.85        9.56        8.02        7.37        6.32
   Dividends Paid                                               .28         .22         .18         .1075       -0-
   Weighted Average Shares Outstanding                        3,199       3,139       3,136       3,096       3,098

Selected Performance Ratios:
   Return on Average Assets                                    1.60%       1.52%       1.43%       1.40%       1.28%
   Return on Average Shareholders' Equity                     18.50       17.14       16.55       17.75       18.24
   Net Interest Margin (tax equivalent)                        5.24        5.15        4.85        4.90        4.91
   Efficiency Ratio                                           52.60       57.31       59.96       61.98       64.20

Asset Quality Ratios:
   Non-Performing Loans to Total Loans - Period-End             .50%        .55%        .46%       1.17%       1.18%
   Allowance for Loan Losses to Total Loans - Period-End       1.35        1.40        1.73        2.04        2.25
   Allowance for Loan Losses to Non-Performing Loans
      - Period-End                                           270.0       252.0       375.0       174.0       190.0
   Net Charge-Offs to Average Loans                             .17         .09         .05         .19         .45

Capital Ratios:
   Shareholders' Equity  to Total Assets - Period-End          8.83%       8.40%       9.04%       8.19%       7.32%
   Average Shareholders' Equity to Average Assets              8.66        8.85        8.64        7.89        6.99
   Total Risk-based Capital to Risk Weighted Assets
      - at Period-End*                                        15.85       15.91       18.09       17.53       15.62
   Leverage Ratio - at Period-End*                             8.82        8.42        8.69        8.18        7.32

*  Calculated in accordance with Federal Reserve guidelines currently in effect.

QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1996 and 1995 follows (in thousands except for per share data):

                              First   Second    Third   Fourth
                             Quarter  Quarter  Quarter  Quarter
                             -------  -------  -------  -------
1996:
----
Interest Income               $6,498   $6,721   $7,064   $7,294
Interest Expense               2,363    2,361    2,490    2,557
Net Interest Income            4,135    4,360    4,574    4,737
Provision for Loan Losses        124      164      192      339
Non-interest Income              729      731      785      731
Non-interest Expense           2,778    2,802    2,687    2,650
Income Tax Expense               677      730      846      850
Net Income                     1,285    1,395    1,634    1,629

Per Share Data:
 Net Income                   $  .41   $  .43   $  .51   $  .51
 Dividends Paid                  .07      .07      .07      .07
 Stock Price Range:
  High                         17.25    18.50    21.50    24.75
  Low                          15.25    16.00    17.00    19.63
  Close                        17.25    17.25    21.00    22.50



1995:
----
Interest Income               $5,103   $5,473   $5,936   $6,417
Interest Expense               1,746    1,996    2,182    2,353
Net Interest Income            3,357    3,477    3,754    4,064
Provision for Loan Losses         42       44       50      100
Non-interest Income              727      720      656      651
Non-interest Expense           2,412    2,439    2,438    2,684
Income Tax Expense               554      585      665      664
Net Income                     1,076    1,129    1,257    1,267

Per Share Data:
 Net Income                   $  .34   $  .36   $  .40   $  .41
 Dividends Paid                  .055     .055     .055     .055
 Stock Price Range:
  High                         10.63    12.00    13.75    16.38
  Low                           9.88    10.38    11.38    15.75
  Close                        10.44    11.38    13.75    16.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing in the preceding item of this report.

PERFORMANCE SUMMARY. Net income for 1996 was $5.9 million, an increase of $1.2 million, or 25.7%, over the $4.7 million recorded for 1995. On a weighted average share basis, net income for 1996 was $1.86 per share as compared to $1.51 per share for 1995, an increase of 23.2%. The major contribution to the improved earnings during 1996 was a 21.5% increase in net interest income. This increase was partially offset by an increase over the prior year in the provision for loan losses. In 1995 a provision for loan losses of $236,000 was taken, compared to a provision of $819,000 in 1996.

Also in 1996 non-interest expense increased 9.5%, contributed to by costs related to a branch office opened in August, 1995. Without these branch related costs in either year the increase would have been approximately 4.7%.

Reflecting the strong and growing economy in the Corporation's market area, loans increased 23.3% over the previous year-end to $220 million at December 31, 1996. Deposits experienced somewhat less dramatic growth, increasing 11.3% over the same period to $345 million. Shareholders' equity was $35 million at year-end, an increase of 16.5%.

Net income for 1995 was $4.7 million compared to net income of $4.0 million for
1994, an increase of 17.1%.   The increase in earnings for 1995 was also
attributable to increased net interest income.

The following table shows selected key performance ratios over the last three
(3) years:

                                             1996    1995    1994
                                            ------  ------  ------

Return on Average Assets                     1.60%   1.52%   1.43%
Return on Average Shareholders' Equity      18.50   17.14   16.55
Shareholders' Equity to Assets - Average     8.66    8.85    8.64
Dividend Payout Ratio - Per Share           15.05   14.57   13.95

The ratio, return on assets, is calculated by dividing net income by average total assets for the year. The return on equity ratio is calculated by dividing net income by average shareholders' equity for the year. The equity to assets ratio is calculated by dividing average shareholders' equity by average total assets for the year. The dividend payout is determined by dividing the dividend paid per share by the earnings per share.

NET INTEREST INCOME. Net interest income is the difference between interest earned on earning assets and interest paid for the funds supporting those assets. The largest category of earning assets consists of loans to businesses and individuals. The second largest is investment securities. Net interest income is the principal source of the Corporation's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities supporting those assets, affect net interest income. Interest rates primarily are determined by national and international market trends, as well as competitive pressures in the Corporation's operating markets. For analytical purposes, income from tax-exempt assets, primarily securities issued by or loans made to state and local governments, is adjusted by an increment which equates tax-exempt income to interest from taxable assets.

Net interest income (tax equivalent) for 1996 was $17.8 million, an increase of $3.1 million, or 21.4% compared to the prior year. The net increase reflected a $4.6 million increase in interest income which was offset by a $1.5 million increase in interest expense. The Corporation's yield on earning assets increased to 8.11% in 1996, from 8.04% for 1995. Rates paid on the Corporation's interest-bearing liabilities in 1996, primarily time deposits, decreased five basis points reflecting the stability of interest rates during the year. Also contributing to the improved net interest income for 1996 was the increase in noninterest-bearing demand deposits. In 1996, the average balance of demand deposits increased 18.9%, with average demand deposits representing 27.2% of average total deposits as compared to 26.9% in 1995.

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

                                                                        Years Ended December 31,
                            ---------------------------------------------------------------------------------------------------
                                         1996                              1995                              1994
                            ------------------------------     ------------------------------     -----------------------------
                            Average              Average       Average              Average       Average             Average
(Dollars in Thousands)      Balance   Interest  Yield/Rate     Balance   Interest  Yield/Rate     Balance  Interest  Yield/Rate
                            --------  --------  ----------     --------  --------  ----------     -------  --------  ----------

Earning Assets:
  Federal Funds Sold        $ 16,696  $    906       5.32%     $ 18,738  $  1,081       5.77%    $ 14,373   $   614      4.28%
  Investment Securities
   (Taxable)                 122,212     7,398       6.05       109,863     6,476       5.90      111,917     6,042       5.40
  Investment Securities
   (Tax-exempt)                   24         2       8.17           309        35      11.44          419        48      11.46
  Loans, Net of Unearned
   Discount/(1)/             201,506    19,285       9.57       156,374    15,367       9.82      132,079    11,480       8.69
                            --------  --------                 --------    ------                --------   -------
    Total Earning Assets     340,438    27,591       8.11       285,284    22,959       8.04      258,788    18,184       7.03
                                      --------                             ------                           -------

Other Assets:
  Cash and Due From Banks     21,027                             17,124                            15,968
  Other Assets                12,243                             11,023                            10,252
  Allowance for Loan Losses   (2,811)                            (2,454)                           (2,604)
                             -------                           --------                          --------

Total Assets                $370,897                           $310,977                          $282,404
                            ========                           ========                          ========

Interest-Bearing
 Liabilities:
  Interest-Bearing
   Transaction
   Accounts                 $116,811    3,853        3.30      $103,932     3,531      3.40      $102,199     2,694       2.64
  Savings                     46,324    1,871        4.04        25,792       937      3.63        18,435       467       2.53
  Savings Certificates        48,058    2,292        4.77        47,527     2,291      4.82        47,102     1,582       3.36
  Certificates of Deposit
   $100,000 or more           24,405    1,208        4.95        23,421     1,165      4.98        21,976       759       3.46
  Other Time                     428       19        4.42           254        12      4.88           232         8       3.29
  Other Borrowings            12,318      528        4.33         6,730       340      5.05         2,477        91       3.67
  Notes Payable                  -0-      -0-         --             11         1      9.56           323        24       7.55
                            --------  -------                  --------   -------                --------   -------
    Total Interest-Bearing
     Liabilities             248,344    9,771        3.93       207,667     8,277      3.98       192,744     5,625       2.92
                                                                          -------                           -------

Other Liabilities:
  Demand Deposits             88,022                             74,024                            64,431
  Other Liabilities            2,399                              1,765                             1,000
  Shareholders' Equity        32,132                             27,521                            24,229
                             -------                           --------                          --------
    Total Liabilities
     and Shareholders'
     Equity                 $370,897                           $310,977                          $282,404
                            ========                           ========                          ========

Net Interest Income and
  Margin (T/E Basis)/(2)/             $17,820        5.24                 $14,682      5.15                 $12,559       4.85
                                      =======                             =======                           =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.24% for 1996, a nine basis point increase from the previous year. This increase in the margin reflected that loans which earn a higher yield were a greater percentage of earning assets. In 1996 average loans were 59% of earning assets versus 55% in 1995.

The table below analyzes the increase in net interest income for each of the years ended December 31, 1996 and 1995 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                               1996 vs. 1995                       1995 vs. 1994
                                             Increase (Decrease)                 Increase (Decrease)
                                              Due to Changes in:                  Due to Changes in:
                                       -----------------------------        ------------------------------
       (Dollars in Thousands)           Volume     Rate       Total          Volume      Rate      Total
                                       --------   -------   --------        --------    ------    --------
Interest Earning Assets:
 Federal Funds Sold                     $ (102)    $ (73)   $ (175)           $  218    $  249      $  467
 Investment Securities (Taxable)           752       170       922              (113)      547         434
 Investment Securities (Tax-exempt)        (25)       (8)      (33)              (13)      -0-         (13)
 Loans, Net of Unearned Discount         4,319      (401)    3,918             2,277     1,610       3,887
                                        ------     -----    ------            ------    ------      ------

 Total Interest Income                   4,944      (312)    4,632             2,369     2,406       4,775
                                        ------     -----    ------            ------    ------      ------

Interest-Bearing Liabilities:
 Deposits                                1,367       (61)    1,306               334     2,092       2,426
 Other Borrowings                          243       (55)      188               204        45         249
 Notes Payable                             -0-       -0-       -0-               (28)        5         (23)
                                        ------     -----    ------            ------    ------      ------

 Total Interest Expense                  1,610      (116)    1,494               510     2,142       2,652
                                        ------     -----    ------            ------    ------      ------

Changes in Net Interest Income          $3,334     $(196)   $3,138            $1,859    $  264      $2,123
                                        ======     =====    ======            ======    ======      ======

Net interest income for 1995 increased $2,123,000, or 16.9% over the prior year. In this same period interest expense increased $2,652,000 as interest rates increased. In 1995 the net interest margin averaged 5.15%, thirty basis points higher than the prior year.

NON-INTEREST INCOME. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                       1996                  1995           1994
                               -------------------  --------------------  --------
                                Amount   % Change    Amount    % Change    Amount
                               --------  ---------  --------  ----------  --------
Service Charges on
 Deposit Accounts               $1,645        7.9%   $1,525       (1.5%)   $1,548
Non-recurring Income               202      (12.6)      231       (7.6)       250
Loss on Sale of Investment
 Securities                        (14)        --       (10)        --       (152)
Other Non-interest Income        1,143       13.4     1,008        8.3        931
                                ------               ------                ------

  Total Non-interest Income     $2,976        8.1    $2,754        6.9     $2,577
                                ======               ======                ======

Service charges on deposits increased in 1996 as a result of an increase in service charge income on demand deposit accounts and an increase in fees on saving accounts.

Non-recurring income in each year is primarily interest recovered on loans charged-off in prior years.

The increase in other non-interest income in 1996 is primarily due to increased fees earned from the issue of letters of credit and from merchant fees on credit cards.

NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                             1996               1995           1994
                                      -----------------  -----------------    -------
                                      Amount   % Change  Amount   % Change    Amount
                                      -------  --------  -------  --------    -------
Salaries and Employee Benefits        $ 6,753    14.4%   $5,903     13.3%      $5,212
Occupancy Expense - Net                   772     8.4       712     10.2          646
Furniture and Equipment Expense           800    15.8       691     26.3          547
Other Real Estate Owned Expense            10      --       (99)      --          (41)
Other Expenses:
 Business Development                     426    (3.8)      443     13.0          392
 Insurance - Other                        100     1.0        99    (26.7)         135
 Legal and Professional Fees              442    (7.7)      479     34.2          357
 Other Taxes                              101    12.2        90      8.4           83
 Postage and Courier                      262     4.4       251     10.1          228
 Printing and Supplies                    303     4.8       289     (4.6)         303
 Regulatory Fees and Assessments          134   (67.4)      411    (38.3)         666
 Other Operating Expenses                 814    15.6       704     28.7          547
                                      -------            ------                ------

  Total Other Expenses                  2,582    (6.7)    2,766      2.0        2,711
                                      -------            ------                ------

   Total Non-interest Expense         $10,917     9.5    $9,973      9.9       $9,075
                                      =======            ======                ======

Total non-interest expense increased 9.5% in 1996 over 1995 reflecting increases in salaries and benefits, occupancy expenses, furniture and equipment expenses and other operating expenses. As a percent of average assets, non-interest expenses were 2.95% in 1996 and resulted in an "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) of 52.6% for 1996. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

The increase in salaries and employee benefits for 1996 is due to salary merit increases and incentive compensation increases. Also, the average number of full-time equivalent employees increased by eight in 1996 to an average full-time equivalent of 135. The increases for salaries and number of employees include additions for a branch office opened August of 1995 with an increase in full-time equivalent employees from 3.5 to nine from that date to December 31, 1996.

The increase in occupancy expense is primarily due to the additional expense for the new branch office and additional ad valorem taxes due to property value increases.

The increase in furniture and equipment expense is primarily a result of increased depreciation and service contract expense for a new communication system installed in 1995, depreciation on additional equipment acquired in 1995 and acceleration of depreciation on certain item processing equipment. Also, additional expenses of a branch office opened in August 1995 are reflected.

Other taxes, primarily franchise taxes paid to the State of Texas were higher due to higher levels of taxable capital at all entities.

Regulatory fees and assessments declined again in 1996 because of a decrease in FDIC insurance premiums on deposits. In 1997, because of a restructuring within the Corporation, regulatory fees should decline.

Other operating expenses increased in 1996 due to an increase in various miscellaneous operating costs including telephone service fees, correspondent bank processing fees and fees paid to directors.

FEDERAL AND STATE INCOME TAX EXPENSE. The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $3.1 million for federal income taxes for 1996, resulting in an effective tax rate of 34.3%.

INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 1996, classified as to
                        --------------
whether the security is to be Held-to-Maturity or is Available-for-Sale (see
Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                   December 31, 1996
                                   ----------------------------------------------------------------------------------
                                      Due 1 Year         Due 1 to          Due 5 to          Due After
                                       or Less           5 Years           10 Years          10 Years
                                   ----------------  ----------------  ----------------  -----------------
(Dollars in Thousands)              Amount   Yield    Amount   Yield    Amount   Yield    Amount    Yield     Total
                                   --------  ------  --------  ------  --------  ------  ---------  ------  ---------
U.S. Treasury Securities - HTM      $ 9,027   5.68%   $15,966   6.16%    $  -0-     --     $   -0-     --    $ 24,993
U.S. Treasury Securities - AFS       12,004   6.55     40,436   6.04        -0-     --         -0-     --      52,440
                                    -------           -------            ------            -------           --------
Total                                21,031   6.18     56,402   6.07        -0-                -0-             77,433
                                    -------           -------            ------            -------           --------

U.S. Government Agencies - HTM        6,006   5.89      9,661   6.59      7,070   7.17%        -0-     --      22,737
U.S. Government Agencies - AFS          999   7.85        985   6.29        504   7.71         -0-     --       2,488
                                    -------           -------            ------            -------           --------
Total                                 7,005   6.17     10,646   6.56      7,574   7.20         -0-             25,225
                                    -------           -------            ------            -------           --------

U.S. Government Agency Mortgage
 Backed Securities - HTM                880   5.11      1,536   5.65        -0-     --       8,291   6.59%     10,707
U.S. Government Agency Mortgage
 Backed Securities - AFS                442   7.18        208   7.13        -0-     --       2,399   7.24       3,049
                                    -------           -------            ------            -------           --------
Total                                 1,322   5.80      1,744   5.82        -0-             10,690   6.74      13,756
                                    -------           -------            ------            -------           --------

Other Securities - AFS                  -0-     --        -0-     --        -0-     --         254   6.00         254
                                    -------           -------            ------            -------           --------

  Total                             $29,358   6.16    $68,792   6.14     $7,574   7.20     $10,944   6.72    $116,668
                                    =======           =======            ======            =======           ========

Held-to-Maturity ("HTM")            $15,913   5.73%   $27,163   6.28%    $7,070   7.17%    $ 8,291   6.59%   $ 58,437
Available-for-Sale ("AFS")           13,445   6.67     41,629   6.05        504   7.71       2,653   7.13      58,231

The yield on the investment securities portfolio of the Corporation at December 31, 1996 was 6.24% and the weighted average life of the portfolio on that date was approximately 2.6 years. At December 31, 1995 the yield of the portfolio was 6.01% and the weighted average life was 2.3 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 1996 and 1995. As of December 31, 1996, there was a net unrealized gain of $537,000 in the portfolio of which $345,000 related to Available-for-Sale securities, or .6% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                   December 31,
                               ----------------------------------------------------
                                 1996       1995       1994       1993       1992
                               ---------  ---------  ---------  ---------  --------
U.S. Treasury Securities        $ 77,678   $ 78,981   $ 85,601   $ 78,746   $62,526
U.S. Government Agencies
 and Corporations                 25,276     26,922     18,277     21,769    23,057
U.S. Government Agency
 Mortgage Backed Securities       13,805     13,141     10,196     10,830     9,057
Obligations of States and
 Political Subdivisions              -0-         70        394        716     1,142
Federal Reserve Stock                254        254        254        254       254
                                --------   --------   --------   --------   -------
Total                           $117,013   $119,368   $114,722   $112,315   $96,036
                                ========   ========   ========   ========   =======


In 1996, approximately $14.5 million of investment securities were sold, resulting in a net loss on sale of securities of $14,000.The proceeds from the sale of these securities were reinvested in securities that provided a higher yield on investment and will result in a recovery of the net loss in a relatively short period of time. Management of the Corporation views these trades as an opportunity to increase the earnings capacity of the Corporation into the future.

LOANS. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                            December 31,
                                 ------------------------------------------------------------------------------------------------
                                                % of               % of               % of              % of               % of
                                     1996      Total     1995     Total     1994     Total     1993     Total     1992     Total
                                 ------------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------
Commercial                           $103,414   47.0%   $ 81,542   45.7%   $ 69,610   50.1%   $ 61,638   48.4%   $ 57,126   45.8%
Real Estate Mortgage                   76,771   34.9      64,200   36.0      51,684   37.2      46,558   36.6      50,983   40.8
Real Estate Construction               12,862    5.8      10,189    5.7       3,656    2.6       3,019    2.4       2,599    2.1
Loans to Individuals,
              Net of Unearned
              Discount                 26,959   12.3      22,562   12.6      14,016   10.1      16,035   12.6      14,135   11.3
                                     --------           --------           --------  -----    --------  -----    --------  -----
Total Loans, Net of
              Unearned Income        $220,006  100.0    $178,493  100.0%   $138,966  100.0%   $127,250  100.0%   $124,843  100.0%
                                     ========           ========           ========           ========           ========

The preceding loan distribution table reflects that total loans increased $41.5 million (23.3%) between year-end 1995 and 1996. Although this increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 1996, loans were 63.8% of deposits compared to 57.6% at the previous year-end.

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

A significant portion of the $77 million real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 1996, $48 million of loans, approximately 62% of the real estate mortgage portfolio, had been made for this purpose. Also, approximately 42% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms and/or rate adjustment clauses.

Real estate construction loans are made primarily to finance construction of single family residences in the Corporation's market area of Tarrant County. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Corporation's lending activities in this area are primarily with borrowers that have been in the building trade for many years and with which the banks have long standing relationships. The Corporation's lending officers meet quarterly with consultants that carefully track the residential building activities within the market. The Corporation will adjust its construction lending activities based on the trends of housing starts and absorption rates in the market.

The Corporation also lends to consumers for purchases of various consumer goods, such as automobiles, boats and home improvements. The terms of these loans are five years or less and are well secured with liens on products purchased or other assets. These loans are primarily made to customers who have other relationships with the banks. The Corporation does not issue credit cards and does not have any credit card loans outstanding.

The following table presents commercial and real estate construction loans at December 31, 1996, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                         Over
                                       One Year
                            One Year   Through    Over Five
                            or Less   Five Years    Years      Total
                            --------  ----------  ---------  ---------
Commercial                   $84,969     $17,924       $521   $103,414
Real Estate Construction      11,890         972        -0-     12,862
                             -------     -------       ----   --------

Totals                       $96,859     $18,896       $521   $116,276
                             =======     =======       ====   ========

Of the loans maturing after one year, all have fixed rates of interest, with many having rate adjustment clauses during the remaining term of the loan.

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

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" ("SFAS No. 118"). These standards specify how allowances for certain impaired loans should be determined and the accounting for in-substance foreclosures. Adoption of these standards did not have a material impact on the Corporation's results of operations.

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

The following table presents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):

                                                    Years Ended December 31,
                                   ----------------------------------------------------------
                                      1996        1995        1994        1993        1992
                                   ----------  ----------  ----------  ----------  ----------
Average Loans Outstanding           $201,506    $156,374    $132,079    $127,375    $122,398
                                    ========    ========    ========    ========    ========
Analysis of Allowance for
 Loan Losses:
 Balance, Beginning of Year         $  2,500    $  2,410    $  2,594    $  2,810    $  2,934
 Charge-Offs:
  Commercial                             424         321         101         142         507
  Real Estate Mortgage                     2         -0-         180         173         419
  Real Estate Construction               -0-         -0-         -0-         -0-         -0-
  Loans to Individuals                    36          26          32         134          33
                                    --------    --------    --------    --------    --------

    Total Charge-Offs                    462         347         313         449         959
                                    --------    --------    --------    --------    --------

 Recoveries:
  Commercial                              58          74         129         136         348
  Real Estate Mortgage                    54         114          79          63          58
  Real Estate Construction               -0-         -0-         -0-         -0-         -0-
  Loans to Individuals                     3          13          35          11           8
                                    --------    --------    --------    --------    --------

    Total Recoveries                     115         201         243         210         414
                                    --------    --------    --------    --------    --------

Net Charge-Offs                          347         146          70         239         545
                                    --------    --------    --------    --------    --------

 Provision Charged (Credited)
  to Operating Expense                   819         236        (114)         23         421
                                    --------    --------    --------    --------    --------

 Balance, End of Year               $  2,972    $  2,500    $  2,410    $  2,594    $  2,810
                                    ========    ========    ========    ========    ========

Ratio of Net Charge-Offs
   to Average Loans Outstanding          .17%        .09%        .05%        .19%        .45%
                                    ========    ========    ========    ========    ========

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                              December 31,
                                       ----------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                       ----------  ----------  ----------  ----------  ----------
Total Loans                             $220,006    $178,493    $138,966    $127,250    $124,843
Allowance for Loan Losses                  2,972       2,500       2,410       2,594       2,810
Allowance for Loan Losses
  as a Percent of Total Loans               1.35%       1.40%       1.73%       2.04%       2.25%
Allowance for Loan Losses As
  a Percent of Non-Performing Loans       270.0       252.0       375.0       174.0       190.0

Net charge-offs increased to $347,000 in 1996 from $146,000 in 1995. Net charge-offs on commercial loans were $366,000 and include a charge-off of $300,000 on one loan. Real estate mortgages experienced a net recovery of $52,000. The increase in provision for loan losses in 1996 over 1995 primarily recognizes the Corporation's loan growth and a modest level of loan charge-offs for the year.

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands), see the tables on page 20 for the percent of specific types of loans to total loans:

                                                                December 31,
                          ----------------------------------------------------------------------------------------
                                 1996             1995             1994              1993              1992
                               --------         --------         --------          --------          --------
                                      %                 %                 %                 %                 %
                           Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Allowance For
 Loan Losses:
  Commercial               $1,072    36.1%   $1,249    50.0%   $  953    39.5%   $  983    37.9%   $  803    28.6%
  Real Estate
   Mortgage                   556    18.7       524    21.0       648    26.9       796    30.7       729    25.9
  Real Estate
   Construction                81     2.7        63     2.5        28     1.2        37     1.4       143     5.1
  Loans to Individuals        165     5.6       132     5.3       198     8.2       169     6.5       155     5.5
  Unallocated Portion       1,098    36.9       532    21.2       583    24.2       609    23.5       980    34.9
                           ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
     Total                 $2,972   100.0%   $2,500   100.0%   $2,410   100.0%   $2,594   100.0%   $2,810   100.0%
                           ======   =====    ======   =====    ======   =====    ======   =====    ======   =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 1996, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

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

Other real estate is real estate acquired through foreclosure or through partial settlement of debts which is awaiting sale and disposition. At the time of acquisition, other real estate is recorded at the lower of estimated fair value or the loan balance or settlement agreement with any write-down charged to the allowance for loan losses. Any further write-downs, expenses related to the property, and any gain or loss resulting from the sale of the property are recorded in current operating expenses.

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):

                                                 December 31,
                               -------------------------------------------------
                                 1996      1995      1994      1993       1992
                               --------  --------  --------  ---------  --------

Non-accrual Loans               $1,102    $  990    $  643     $1,471    $1,344
Renegotiated Loans                 -0-       -0-       -0-         18       134
Other Real Estate                  166       113       649        615     1,541
                                ------    ------    ------     ------    ------

  Total Non-Performing
    Assets                      $1,268    $1,103    $1,292     $2,104    $3,019
                                ======    ======    ======     ======    ======

As a Percent of:
 Total Assets                      .32%      .31%      .44%       .75%     1.13%
 Total Loans and Other
   Real Estate                     .58       .62       .93       1.65      2.39

Loans Past Due 90 Days or
    More and Still Accruing     $   36    $  -0-    $   32     $   41    $1,379

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

Non-accrual loans at December 31, 1996, were comprised of $538,000 in commercial loans, $550,000 in real estate mortgages, and $14,000 in loans to individuals. One commercial loan of $247,000 and one real estate loan of $495,000 are included in these amounts and each loan is well secured.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                   Years Ended December 31,
                               ---------------------------------
                               1996   1995   1994   1993   1992
                               -----  -----  -----  -----  -----

Gross Amount of Interest
 That Would Have Been
 Recorded at Original Rate     $ 111  $ 102  $  35  $ 165  $ 147
Interest Included in Income       30     42     25     41     44
                               -----  -----  -----  -----  -----

  Interest Not Recorded
   in Income                   $  81  $  60  $  10  $ 124  $ 103
                               =====  =====  =====  =====  =====

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

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                              December 31,
                             ----------------------------------------------
                               1996     1995     1994      1993      1992
                             --------  -------  -------  --------  --------

Non-Performing Loans          $1,102   $  990   $  643    $1,489    $1,478
Criticized Loans               4,589    7,621    4,497     5,920     6,742
Allowance for Loan Losses      2,972    2,500    2,410     2,594     2,810
Allowance for Loan Losses
 as a Percent of:
  Non-Performing Loans         270.0%   252.0%   375.0%    174.0%    190.0%
  Criticized Loans              65.0     33.0     54.0      44.0      42.0

Independent third party loan reviews of the Subsidiary Banks were completed in mid to late 1996. Based on the findings of these reviews the Subsidiary Banks appear to be adequately reserved.

Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

DEPOSITS. The primary source of the Corporation's funds is the deposits of the Subsidiary Banks. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal due to market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $14.0 million, or 18.9% in 1996. These deposits represented 27.2% of total deposits. Average interest-bearing deposits increased $35.1 million, or 17.5%. The deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):

                                                *1996               1995                 1994
                                       ---------------------  -------------------  -------------------
                                        Amount    Rate Paid   Amount   Rate Paid   Amount   Rate Paid
                                       ---------  ----------  -------  ----------  -------  ----------

Noninterest-Bearing Demand Deposits     $ 88,022              $ 74,024             $ 64,431
Interest-Bearing Deposits:
 Interest-Bearing Transaction
  Accounts                               116,811       3.30%   103,932      3.40%   102,199      2.64%%
 Savings                                  46,324       4.04     25,792      3.63     18,435       2.53
 Savings Certificates - Time              48,058       4.77     47,527      4.82     47,102       3.36
 Certificates of Deposit
 Greater Than $100,000                    24,405       4.95     23,421      4.98     21,976       3.46
 Other Time Deposits                         428       4.42        254      4.88        232       3.29
                                        --------               -------              -------

  Total Interest-Bearing Deposits        236,026       3.92    200,926      3.95    189,944       2.90
                                        --------               -------              -------

  Total Deposits                        $324,048              $274,950             $254,375
                                        ========              ========             ========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1996, 1995 and 1994 is presented below (in thousands):

                               % of              % of              % of
     Maturity         1996    Total     1995    Total     1994    Total
------------------  --------  ------  --------  ------  --------  ------

3 months or less     $10,215   40.1%   $12,023   49.0%   $14,558   64.2%
3 to 6 months          7,342   28.9      6,810   27.7      4,988   22.0
6 to 12 months         6,350   25.0      5,167   21.0      2,884   12.7
Over 12 months         1,527    6.0        551    2.3        251    1.1

BORROWINGS. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the banks that require short-term liquidity for their funds. Information relating to these borrowings is summarized as follows:

                                                        December 31,
                                                -----------------------------
                                                  1996       1995      1994
                                                ---------  --------  --------
Securities sold under repurchase agreements:
     Average                                     $12,181   $ 6,580    $2,349
     Year-end                                     13,209    13,528     4,528
Maximum month-end balance during year             14,453    13,528     4,528
Interest Rate:
     Average                                        4.33%     5.11%     3.89%
     Year-end                                       4.35      4.67      4.92

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

An asset-sensitive position in a given period will result in more assets than liabilities being subject to repricing; therefore, market interest-rate changes will be reflected more quickly in asset rates. If interest rates decline, such a position will have an adverse effect on net interest income. Conversely, in a liability-sensitive position, where liabilities reprice more quickly than assets in a given period, a decline in market rates will benefit net interest income.

A mix of earning assets and interest-bearing liabilities in which relatively equal volumes reprice each period represents a matched interest sensitivity "gap" position; any excess of these assets or liabilities results in an interest sensitive gap.

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 1996 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                                                Repriced
                                              Due in                                                             After 1
                                                30        Due in       Due in        Due in         Total        Year or
                                               Days        31-90       91-180       181 Days         Rate       Non-Rate
                                             Or Less       Days         Days       to One Year    Sensitive     Sensitive    Total
                                            ---------   ----------    ---------    -----------    ----------    ---------  ---------
Earning Assets:
 Loans                                       $118,873     $  8,170     $ 13,934       $ 18,508      $159,485     $ 60,521   $220,006
 Investment Securities                          2,136        3,757        6,844         14,956        27,693       89,320    117,013
 Federal Funds Sold                            20,350          -0-          -0-            -0-        20,350          -0-     20,350
                                             --------     --------     --------       --------      --------     --------   --------

Total Earning Assets                         $141,359     $ 11,927     $ 20,778       $ 33,464      $207,528     $149,841   $357,369
                                             ========     ========     ========       ========      ========     ========   ========

Interest-Bearing Liabilities:
 Interest-Bearing
  Transaction Accounts
   and Savings                               $168,364     $    -0-     $    -0-       $    -0-      $168,364     $    -0-   $168,364
  Certificates of
   Deposits > $100,000                          5,843        4,372        7,342          6,350        23,907        1,527     25,434
  Other Time Deposits                           3,327       10,105       14,484         13,863        41,779        5,751     47,530
  Repurchase Agreements                        13,209          -0-          -0-            -0-        13,209          -0-     13,209
                                             --------     --------     --------       --------      --------     --------   --------
      Total Interest-
       Bearing Liabilities                   $190,743     $ 14,477     $ 21,826       $ 20,213      $247,259     $  7,278   $254,537
                                             ========     ========     ========       ========      ========     ========   ========

Interest Sensitivity Gap                     $(49,384)    $ (2,550)    $ (1,048)      $ 13,251      $(39,731)    $142,563   $102,832
                                             ========     ========     ========       ========      ========     ========   ========

Cumulative Gap                               $(49,384)    $(51,934)    $(52,982)      $(39,731)
                                             ========     ========     ========       ========
Cumulative Gap To
  Total Earning Assets                         (13.8%)      (14.5%)      (14.8%)        (11.1%)
Cumulative Gap To
  Total Assets                                 (12.5%)      (13.1%)      (13.4%)        (10.1%)

In the preceding table under the "After 1 Year" category, $57,484,000 in investment securities will reprice or mature within one to three years and another $19,454,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.6 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (10.1%) was reversed to a positive 12.2% "beta adjusted" gap position.

Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position. Also, based on the Corporation's analysis of its interest rate sensitivity position at year end 1996, a 100-basis point change in interest rates would not have a significant impact on its net interest income over a twelve month period.

The following table reflects the spreads and margins for the past three (3) years:

                                          1996   1995   1994
                                         -----  -----  -----

Yield on Earning Assets (T/E)             8.11%  8.04%  7.03%
Cost of Funds                             3.93   3.98   2.92
Net Interest Spread (T/E)                 4.18   4.06   4.11
Net Interest Margin (T/E)                 5.24   5.15   4.85

CAPITAL RESOURCES. At December 31, 1996 shareholders' equity totaled $35.1 million, an increase of $5.0 million or 16.5% for the year. This increase was primarily from retained earnings, i.e., earnings net of dividends to shareholders.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts are to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and equity capital plus a portion of the allowance for loan losses, respectively. The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1994, 1995 and 1996 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying total capital is 8.00 percent, of which 4.00 percent must be Tier 1 capital.

The Federal Reserve Board and the Comptroller of the Currency also have a capital to total assets (leverage) guideline. These guidelines establish a minimum level of Tier 1 capital to total assets of 3 percent. A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general be considered a strong banking organization. Organizations not meeting these characteristics are expected to operate well above these minimum capital standards. Thus, for all but the most highly rated organizations, the minimum Tier 1 leverage ratio is to be 3 percent plus minimum additional cushions of at least 100 to 200 basis points. At the discretion of the regulatory authorities, additional capital may be required.

The table below illustrates the Corporation's and its Subsidiary Banks' compliance with the regulatory guidelines as of December 31, 1996 (dollars in thousands):

                                 The         Summit      Summit     Alta Mesa
                            Consolidated    National    Community    National
                             Corporation      Bank     Bank, N.A.      Bank
                            -------------  ----------  -----------  ----------

Total Assets                    $395,248    $198,728      $99,356     $95,735
Risk Weighted Assets             240,075     124,042       59,290      54,355

Equity Capital (Tier 1)         $ 35,080    $ 15,682      $ 8,695     $ 8,087
Qualifying Allowance For
 Loan Losses                       2,972       1,551          741         440
                                --------    --------      -------     -------

  Total Tier 2 Capital          $ 38,052    $ 17,233      $ 9,436     $ 8,527
                                ========    ========      =======     =======

Leverage Ratio                      8.82%       7.83%        8.69%       8.41%
Risk Capital Ratio:
 Tier 1                            14.61%      12.64%       14.67%      14.88%
 Total Tier 2                      15.85       13.89        15.91       15.69

As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 1996.

Also, as of December 31, 1996, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

IMPACT OF INFLATION. The effects of inflation on the local economy and on the Corporation's operating results have been relatively modest for the past several years. Since substantially all of the Corporation's assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Corporation tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 1996, federal funds sold and investment securities maturing within 90 days represented $25.3 million or 6.4% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serves as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 93% of total deposits at December 31, 1996, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000.

The parent Corporation's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, is derived from the investment in its subsidiaries and from management fees paid by the subsidiaries. See Note 16 - Dividends from Subsidiaries for limitations on dividends payable by subsidiaries.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:                                PAGE
       ----------------------------------------------------                                 ----
       Independent Auditor's Report                                                           29

       Management's Responsibility for Financial Reporting                                    30

       Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of
            December 31, 1996 and 1995                                                        31

       Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries
            for the Years Ended December 31, 1996, 1995 and 1994                              32

       Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and
            Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994
            (Consolidated and Parent Company Only)                                            33

       Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries
            for the Years Ended December 31, 1996, 1995 and 1994                              34

       Notes to Consolidated Financial Statements                                          35-51


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1996, in conformity with generally accepted accounting principles.



/s/ STOVALL, GRANDEY, & WHATLEY


Fort Worth, Texas
January 20, 1997

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of the Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

In meeting its responsibility both for the integrity and fairness of these financial statements and information, management depends on the accounting systems and related internal accounting controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures and that assets are safeguarded and that proper and reliable records are maintained.

The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits. As an integral part of the system of internal controls, the Corporation retains auditors who monitor compliance with and evaluate the effectiveness of the system of internal controls and coordinate audit coverage with the independent auditors.

The Audit Committees of the Corporation and the Banking Subsidiaries' Board of Directors, which are composed entirely of directors independent of management, meet regularly with management, regulatory examiners, internal auditors, the loan review consultants and independent auditors to discuss financial reporting matters, internal controls, regulatory reports, internal auditing and the nature, scope and results of the audit efforts. Internal audit and loan review personnel report directly to the Audit Committees. The banking regulators, internal auditors and independent auditors have direct access to the Audit Committees.

The consolidated financial statements have been audited by Stovall, Grandey & Whatley, independent auditors, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors and by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which the Corporation's management meets it responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of the internal control structure and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in accordance with generally accepted accounting principles in all material respects.


           /s/ PHILIP E. NORWOOD                  /s/ JEFF HARP
               PHILIP E. NORWOOD                      JEFF HARP
                PRESIDENT AND                  EXECUTIVE VICE PRESIDENT
            CHIEF EXECUTIVE OFFICER           AND CHIEF OPERATING OFFICER






                                /s/ BOB G. SCOTT
                                    BOB G. SCOTT
                                SENIOR VICE PRESIDENT
                             AND CHIEF FINANCIAL OFFICER

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1996        1995
                                                                     --------    --------
ASSETS                                                                  (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                     $ 28,339    $ 22,480
FEDERAL FUNDS SOLD                                                     20,350      25,680
INVESTMENT SECURITIES - NOTE 2
  Securities Available-for-Sale, at fair value                         58,576      54,803
  Securities Held-to-Maturity, at cost (fair value
     of $58,629,000 and $64,772,000 at
     December 31, 1996 and 1995, respectively)                         58,437      64,565
LOANS - NOTE 3
   Loans, Net of Unearned Discount                                    220,006     178,493
      Allowance for Loan Losses                                        (2,972)     (2,500)
                                                                     --------    --------
          LOANS, NET                                                  217,034     175,993

PREMISES AND EQUIPMENT, NET - NOTE 4                                    7,105       7,157
ACCRUED INCOME RECEIVABLE                                               3,189       3,288
OTHER REAL ESTATE - NOTE 5                                                166         113
OTHER ASSETS - NOTE 10                                                  2,052       1,338
                                                                     --------    --------

          TOTAL ASSETS                                               $395,248    $355,417
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                         $103,695    $ 89,184
  Interest-Bearing                                                    241,328     220,925
                                                                     --------    --------

          TOTAL DEPOSITS                                              345,023     310,109

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 7                13,209      13,528
ACCRUED INTEREST PAYABLE                                                  638         635
OTHER LIABILITIES                                                       1,298       1,020
                                                                     --------    --------

          TOTAL LIABILITIES                                           360,168     325,292
                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13, 18 and 19

SHAREHOLDERS' EQUITY - NOTES 12, 14, 20 and 21
  Common Stock - $1.25 par value; 20,000,000 shares authorized;
     3,233,036 and 3,149,886 shares issued and outstanding
     at December 31, 1996 and 1995, respectively                        4,041       3,937
  Capital Surplus                                                       4,167       4,109
  Retained Earnings                                                    26,644      21,745
  Unrealized Gain on Investment Securities Available-for-Sale,
     Net of Tax                                                           228         334
                                                                     --------    --------

          TOTAL SHAREHOLDERS' EQUITY                                   35,080      30,125
                                                                     --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $395,248    $355,417
                                                                     ========    ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1996       1995       1994
                                                     ---------  ---------  ---------
                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                          $ 19,274   $ 15,331   $ 11,455
 Interest and Dividends on Investment Securities:
  Taxable                                               7,405      6,479      6,042
  Exempt from Federal Income Taxes                          1         23         32
 Interest on Federal Funds Sold                           897      1,096        614
                                                      -------    -------    -------

     TOTAL INTEREST INCOME                             27,577     22,929     18,143
                                                      -------    -------    -------

INTEREST EXPENSE
 Interest on Deposits - NOTE 6                          9,243      7,936      5,510
 Interest on Securities Sold Under
  Agreements to Repurchase                                528        340         91
 Interest on Notes Payable - NOTE 8                       -0-          1         24
                                                      -------    -------    -------

     TOTAL INTEREST EXPENSE                             9,771      8,277      5,625
                                                      -------    -------    -------

     NET INTEREST INCOME                               17,806     14,652     12,518

LESS: PROVISION (CREDIT) FOR LOAN LOSSES - NOTE 3         819        236       (114)
                                                      -------    -------    -------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         16,987     14,416     12,632
                                                      -------    -------    -------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                   1,645      1,525      1,548
 Net Loss on Sale of Investment Securities                (14)       (10)      (152)
 Other Income                                           1,345      1,239      1,181
                                                      -------    -------    -------

     TOTAL NON-INTEREST INCOME                          2,976      2,754      2,577
                                                      -------    -------    -------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                         6,753      5,903      5,212
 Occupancy Expense - Net                                  772        712        646
 Furniture and Equipment Expense                          800        691        547
 Other Real Estate Owned (Income) Expense - Net            10        (99)       (41)
 Other Expense - NOTE 9                                 2,582      2,766      2,711
                                                      -------    -------    -------

     TOTAL NON-INTEREST EXPENSE                        10,917      9,973      9,075
                                                      -------    -------    -------

     INCOME BEFORE INCOME TAXES                         9,046      7,197      6,134

APPLICABLE INCOME TAXES - NOTE 10                       3,103      2,468      2,094
                                                      -------    -------    -------

NET INCOME                                           $  5,943   $  4,729   $  4,040
                                                      =======    =======    =======


NET INCOME PER SHARE - NOTE 14                       $   1.86   $   1.51   $   1.29
                                                      =======    =======    =======

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                  UNREALIZED
                                    COMMON STOCK                                GAIN (LOSS) ON                      TOTAL
                               -----------------------   CAPITAL    RETAINED      INVESTMENT        TREASURY    SHAREHOLDERS'
                                 SHARES        AMOUNT    SURPLUS    EARNINGS   SECURITIES - NET       STOCK        EQUITY
-------------------------------------------------------------------------------------------------------------------------------
                                             (Dollars in Thousands, Except Per Share Data)
BALANCE AT
JANUARY 1, 1994                1,559,324      $ 1,949    $ 5,987    $ 15,042        $   -0-          $  -0-       $ 22,978

Stock Options Exercised           39,289           49         60                                                       109
Purchases of Stock Held
  in Treasury                                                                                          (353)          (353)
Retirement of Stock
  Held in Treasury               (19,890)         (25)                  (328)                           353             -0-
Cash Dividend -
  $.18 Per Share                                                        (567)                                         (567)
Securities Available-
  for-Sale Adjustment                                                                 (873)                           (873)
Net Income for
  Year Ended 1994                                                      4,040                                         4,040
                               ---------     --------    -------    --------        ------           -------      --------

BALANCE AT
DECEMBER 31, 1994              1,578,723        1,973      6,047      18,187          (873)              -0-        25,334

Stock Options Exercised           19,000           24         31                                                        55
Purchases of Stock Held
  in Treasury                                                                                          (508)          (508)
Retirement of Stock
  Held in Treasury               (22,780)         (29)                  (479)                           508             -0-
Two-for-One Stock Split        1,574,943        1,969     (1,969)                                                       -0-
Cash Dividend -
  $.22 Per Share                                                        (692)                                         (692)
Securities Available-
  for-Sale Adjustment                                                                1,207                           1,207
Net Income for
  Year Ended 1995                                                      4,729                                         4,729
                               ---------     --------    -------    --------        ------           -------      --------

BALANCE AT
DECEMBER 31, 1995              3,149,886        3,937      4,109      21,745           334               -0-        30,125

Stock Options Exercised           92,150          115         58                                                       173
Purchases of Stock Held
  in Treasury                                                                                          (157)          (157)
Retirement of Stock
  Held in Treasury                (9,000)         (11)                  (146)                           157             -0-
Cash Dividend -
  $.28 Per Share                                                        (898)                                         (898)
Securities Available-
  for-Sale Adjustment                                                                 (106)                           (106)
Net Income for
  Year Ended 1996                                                      5,943                                         5,943
                               ---------     --------    -------    --------        ------           -------      --------

BALANCE AT
DECEMBER 31, 1996              3,233,036     $  4,041    $ 4,167    $ 26,644        $  228           $   -0-      $ 35,080
                               =========     ========    =======    ========        ======           =======      ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)                                                        YEAR ENDED DECEMBER 31,
----------------------                                                   --------------------------------
                                                                           1996        1995        1994
                                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                              $  5,943    $  4,729    $  4,040
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                                             762         652         545
    Net Premium Amortization of Investment Securities                         310         445         831
    Provision (Credit) for Loan Losses                                        819         236        (114)
    Deferred Federal Income Taxes (Benefit)                                  (159)         68         248
    Loss on Sale of Investment Securities                                      14          10         152
    Writedown of or Provision for Other Real Estate                            12          12         -0-
    Net Gain From Sale of Other Real Estate                                   -0-         (78)        (55)
    Net (Gain) Loss on Sale of Premises and Equipment                          (1)        -0-           2
    Increase in Accrued Income and Other Assets                              (270)     (1,044)       (718)
    Increase in Accrued Expenses and Other Liabilities                        280         297          (4)
                                                                         --------    --------    --------

                                          TOTAL ADJUSTMENTS                 1,767         598         895
                                                                         --------    --------    --------

                  NET CASH PROVIDED BY OPERATING ACTIVITIES                 7,710       5,327       4,935
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) Decrease in Federal Funds Sold                              5,330     (15,940)     10,010
 Proceeds from Matured and Prepaid Investment Securities
    .  Held-to-Maturity                                                    20,001      21,154      11,453
    .  Available-for-Sale                                                  20,486      12,703      17,047
 Proceeds from Sales of Investment Securities                              14,527       2,969      26,885
 Purchase of Investment Securities
    .  Held-to-Maturity                                                   (19,174)    (27,616)    (19,126)
    .  Available-for-Sale                                                 (33,969)    (12,482)    (40,972)
 Loans Originated and Principal Repayments, Net                           (42,171)    (39,724)    (12,314)
 Recoveries of Loans Previously Charged-Off                                   115         201         243
 Proceeds from Sale of Premises and Equipment                                   1         -0-          29
 Proceeds from Sale of Other Real Estate                                      -0-         502         548
 Purchases of Premises and Equipment                                         (710)     (1,207)       (802)
                                                                         --------    --------    --------

                      NET CASH USED BY INVESTING ACTIVITIES               (35,564)    (59,440)     (6,999)
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                      36,011      45,230       7,564
 Net Increase (Decrease) in Certificates of Deposit                        (1,097)      5,338      (2,175)
 Net Increase (Decrease) in Repurchase Agreements                            (319)      9,000       2,849
 Principal Payments on Notes Payable                                          -0-        (250)       (250)
 Payments of Cash Dividends                                                  (898)       (692)       (567)
 Proceeds from Stock Options Exercised                                        173          55         109
 Purchase of Treasury Stock                                                  (157)       (508)       (353)
                                                                         --------    --------    --------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                33,713      58,173       7,177
                                                                         --------    --------    --------

NET INCREASE IN CASH AND DUE FROM BANKS                                     5,859       4,060       5,113

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                                22,480      18,420      13,307
                                                                         --------    --------    --------

CASH AND DUE FROM BANKS - END OF YEAR                                    $ 28,339    $ 22,480    $ 18,420
                                                                         ========    ========    ========


SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
 Interest Paid                                                           $  9,769    $  8,129    $  5,516
 Income Taxes Paid                                                          3,285       2,410       1,825
 Other Real Estate Acquired in Settlement of Loans                             65         -0-         528
 Bank Financed Sales of Other Real Estate                                     -0-         100         234


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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-----------------------------------------------------
The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank, Alta Mesa National Bank and Camp Bowie National Bank (the "Subsidiary Banks") (see Note 23 for changes in corporate structure subsequent to December 31, 1996) and Summit Bancservices, Inc. ("Bancservices"). All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS
-----------------------
The Subsidiary Banks are required to maintain certain restricted balances at the Federal Reserve Bank based on their level of deposits. During 1996 the average cash balance maintained at the Federal Reserve Bank was approximately $2,966,000. Compensating balances held at correspondent banks to minimize service charges averaged approximately $12,998,000 in 1996.

INVESTMENT SECURITIES
---------------------
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

     - Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and
                                              ----------------
        reported at amortized cost.
     - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading
                                                                   -------
        securities and reported at fair value, with unrealized gains and losses
        ----------
        included in earnings.
     - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale
                                                           ------------------
        securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in a separate component of shareholders' equity.

The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's credit worthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In 1996 and 1995 the Corporation held no securities that would have been classified as trading securities.

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

LOANS AND ALLOWANCE FOR LOAN LOSSES
-----------------------------------
Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method. Generally, loan origination and commitment fees are recognized at the time of funding and are considered adjustments to interest income. Related direct costs are not separately allocated to loans but are charged to non-interest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial statements. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. When loans are placed on non-accrual all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under the new standard, the allowance for loan losses related to any loans that are identified for evaluation in accordance with SFAS 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS 114 did not result in any additional provisions for loan losses.

The allowance for loan losses is comprised of amounts charged against income in the form of the provision for loan losses as determined by management. Management's evaluation is based on a number of subjective factors, including the Subsidiary Banks' loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management's continuing review of nonperformance loans and its evaluation of the quality of the loan portfolio. Loan balances are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.

The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Corporation may ultimately incur losses which vary from management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable.

PREMISES AND EQUIPMENT
----------------------
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from 3 to 40 years. Maintenance and repairs are charged to operating expenses. Renewals and improvements are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

OTHER REAL ESTATE
-----------------
Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Corporation's recorded investment in the related loan, a writedown is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expense.

FEDERAL INCOME TAXES
--------------------
The Corporation joins with its Subsidiaries in filing a consolidated federal income tax return. The Subsidiaries pay a charge equivalent to their current federal income tax to the Corporation based on the separate taxable income of the Subsidiaries.

The Corporation and the Subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes are provided for the accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax reporting.

Realization of net deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

CASH AND CASH EQUIVALENTS
-------------------------
For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks".

RECLASSIFICATION
----------------
Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). This statement establishes a "financial component" approach that focuses on content and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transactions occurring after December 31, 1996. Implementation of this pronouncement should have no material effect on the Corporation's consolidated financial results.


NOTE 2 - INVESTMENT SECURITIES

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                            December 31, 1996
                                              ---------------------------------------------
                                                           Gross        Gross
                                              Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains       Losses       Value
                                              ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                      $ 24,993        $184       $ (62)   $ 25,115
 U.S. Government Agencies
  and Corporations                               22,737         134         (41)     22,830
 U.S. Government Agency
  Mortgage Backed Securities                     10,707          27         (50)     10,684
                                               --------        ----       -----    --------

   Total Held-to-Maturity Securities             58,437         345        (153)     58,629
                                               --------        ----       -----    --------


Investment Securities - Available-for-Sale
 U.S. Treasury Securities                        52,440         352        (107)     52,685
 U.S. Government Agencies
  and Corporations                                2,488          51         -0-       2,539
 U.S. Government Agency
  Mortgage Backed Securities                      3,049          54          (5)      3,098
 Federal Reserve Bank Stock                         254         -0-         -0-         254
                                               --------        ----       -----    --------

   Total Available-for-Sale Securities           58,231         457        (112)     58,576
                                               --------        ----       -----    --------

       Total Investment Securities             $116,668        $802       $(265)   $117,205
                                               ========        ====       =====    ========

In the above schedule, the amortized cost of Total Held-to-Maturity Securities
                           --------------
of $58,437,000 and the estimated fair value of Total Available-for-Sale
                                 ----------
Securities of $58,576,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1996 for a total of $117,013,000. A net unrealized gain of $345,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

                                                             December 31, 1995
                                              ----------------------------------------------
                                                           Gross        Gross
                                              Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains       Losses       Value
                                              ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                      $ 32,086        $285       $(119)   $ 32,252
 U.S. Government Agencies
  and Corporations                               23,355          66          (9)     23,412
 U.S. Government Agency
  Mortgage Backed Securities                      9,054          23         (40)      9,037
 Obligations of States and
  Political Subdivisions                             70           1         -0-          71
                                               --------        ----       -----    --------

   Total Held-to-Maturity Securities             64,565         375        (168)     64,772
                                               --------        ----       -----    --------


Investment Securities - Available-for-Sale
 U.S. Treasury Securities                        46,501         445         (51)     46,895
 U.S. Government Agencies
  and Corporations                                3,493          78          (4)      3,567
 U.S. Government Agency
  Mortgage Backed Securities                      4,049          47          (9)      4,087
 Federal Reserve Bank Stock                         254         -0-         -0-         254
                                               --------        ----       -----    --------

   Total Available-for-Sale Securities           54,297         570         (64)     54,803
                                               --------        ----       -----    --------

       Total Investment Securities             $118,862        $945       $(232)   $119,575
                                               ========        ====       =====    ========

In the above schedule, the amortized cost of Total Held-to-Maturity Securities
                           --------------
of $64,565,000 and the estimated fair value of Total Available-for-Sale
                                 ----------
Securities of $54,803,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1995 for a total of $119,368,000. A net unrealized gain of $506,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 1996, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                      December 31, 1996
                           ----------------------------------------
                            Held-to-Maturity    Available-for-Sale
                           -------------------  -------------------
                           Amortized    Fair    Amortized    Fair
                             Cost      Value      Cost      Value
                           ---------  --------  ---------  --------

Due in One Year or Less      $15,913   $15,907    $13,445   $13,530
Due after One Year
  through Five Years          27,163    27,285     41,629    41,823
Due after Five Years
  through Ten Years            7,070     7,127        504       527
Due after Ten Years            8,291     8,310      2,653     2,696
                             -------   -------    -------   -------

Total                        $58,437   $58,629    $58,231   $58,576
                             =======   =======    =======   =======

Included in the investment securities is $10,690,000 and $9,449,000 at December 31, 1996 and December 31, 1995, respectively, of mortgage-backed securities having stated maturities after five years. The estimated maturities on these securities are between two and twelve years as of December 31, 1996, based on estimated prepayments of the underlying mortgages.

Investment securities with carrying values of $31,504,000 and $25,214,000 at December 31, 1996 and 1995, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $31,560,000 and $25,265,000 at December 31, 1996 and 1995, respectively.

Proceeds from sales of investment securities were $14,527,000 during 1996, $2,969,000 during 1995 and $26,885,000 during 1994. In 1996, gross losses from sale of securities of $27,000 were realized, but were partially offset by gross gains of $13,000. In 1995, a loss from sale of securities of $10,000 was realized. Gross losses of $184,000 were realized in 1994, but were partially offset by gross gains of $32,000. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation or Subsidiaries do not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1996 and 1995, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                        December 31,
                                   ----------------------
                                      1996       1995
                                   ----------  ---------
Commercial                          $103,414    $ 81,542
Real Estate Mortgage                  76,771      64,200
Real Estate Construction              12,862      10,189
Loans to Individuals                  27,674      23,147
Less:  Unearned Discount                (715)       (585)
                                    --------    --------
                                     220,006     178,493
Allowance for Loan Losses             (2,972)     (2,500)
                                    --------    --------

 Loans, Net                         $217,034    $175,993
                                    ========    ========

At December 31, 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $447,000 (of which $447,000 were on non-accrual status). The related allowance for loan losses for these loans was $195,000. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $812,000. For this period the Corporation recognized no interest income on these impaired loans.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $1,102,000 and $990,000 at December 31, 1996 and 1995,
respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $111,000 for 1996, $102,000 for 1995 and $35,000 for 1994. Interest income on those loans included in net income was $30,000 for 1996, $42,000 for 1995 and $25,000 for 1994.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                             Year Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
Balance, Beginning of Year                  $2,500    $2,410    $2,594
Provision, Charged (Credited) to Income        819       236      (114)

Loans Charged Off                             (462)     (347)     (313)
Recoveries of Loans Previously
 Charged Off                                   115       201       243
                                            ------    ------    ------

   Net Charge-Offs                            (347)     (146)      (70)
                                            ------    ------    ------

Balance, End of Year                        $2,972    $2,500    $2,410
                                            ======    ======    ======

NOTE 4 - PREMISES AND EQUIPMENT

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                    December 31,
                                   ---------------------------------------------
                                        1996           1995            1994
                                   -------------  --------------  --------------
Land                                   $ 1,446         $ 1,279         $ 1,264
Buildings and Improvements               7,375           7,115           6,742
Furniture and Equipment                  5,182           5,051           4,470
                                       -------         -------         -------
 Total Cost                             14,003          13,445          12,476

Less:  Accumulated Depreciation
        and Amortization                 6,898           6,288           5,874
                                       -------         -------         -------

 Net Book Value                        $ 7,105         $ 7,157         $ 6,602
                                       =======         =======         =======

Depreciation and amortization charged to expense amounted to $762,000, $652,000 and $545,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, the Corporation and Subsidiaries had certain noncancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

         1997           $226
         1998            230
         1999            232
         2000            283
         2001            249
         Thereafter      698

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                                                Year Ended December 31,
                                                -----------------------
                                                 1996     1995    1994
                                                -------  ------  ------
Total Rental Income                               $ 344   $ 318   $ 329
Less: Rental Expense                                245     240     178
                                                  -----   -----   -----

        Net Rental Income                         $  99   $  78   $ 151
                                                  =====   =====   =====

NOTE 5 - OTHER REAL ESTATE

The carrying value of other real estate was as follows (in thousands):

                                                        December 31,
                                                  ----------------------
                                                   1996    1995    1994
                                                  ------  ------  ------
Other Real Estate                                 $ 201   $ 148   $ 684
Valuation Reserve                                   (35)    (35)   (35))
                                                  -----   -----   -----

Net Other Real Estate                             $ 166   $ 113   $ 649
                                                  =====   =====   =====

Transactions in the valuation reserve are summarized as follows (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                  1996    1995    1994
                                                  -----   -----   -----
Balance, Beginning of Year                        $  35   $  35   $ 279
Provisions Charged to Income                        -0-     -0-     -0-
Reductions from Sales                               -0-     -0-    (244)
                                                  -----   -----   -----

Balance, End of Year                              $  35   $  35   $  35
                                                  =====   =====   =====

Direct writedowns of other real estate charged to income were: 1996 - $12,000 and 1995 - $12,000. There were no direct writedowns of other real estate during 1994.

NOTE 6 - DEPOSITS AND RELATED EXPENSE

At December 31, 1996, 1995 and 1994, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                               Deposits                           Interest Expense
                                    -------------------------------          -------------------------
                                      1996       1995       1994              1996     1995     1994
                                    ---------  ---------  ---------          -------  -------  -------

Noninterest-Bearing
 Demand Deposits                     $103,695   $ 89,184   $ 72,992

Interest-Bearing Deposits:
 Interest-Bearing
  Transaction Accounts                119,316    110,160    100,417           $3,853   $3,532   $2,694
 Savings                               49,048     36,870     17,677            1,871      937      467
 Savings Certificates - Time           47,025     49,005     45,537            2,292    2,290    1,582
 Certificates of Deposit
  $100,000 or More                     25,434     24,551     22,681            1,208    1,165      759
 Other                                    505        339        235               19       12        8
                                     --------   --------   --------           ------   ------   ------

 Total                                241,328    220,925    186,547           $9,243   $7,936   $5,510
                                     --------   --------   --------           ======   ======   ======

Total Deposits                       $345,023   $310,109   $259,539
                                     ========   ========   ========

The Corporation has no brokered deposits and there are no major concentrations of deposits.


NOTE 7 - SECURITIES SOLD UNDE R REPURCHASE AGREEMENTS

Securities sold under repurch ase agreements generally represent borrowings with maturities ranging from one t o thirty days. Information relating to these borrowings is summarized as f ollows (dollars in thousands):

                                                                   December 31,
                                                         ------------------------------
                                                            1996       1995       1994
                                                         ---------  ---------  --------
Securities Sold Under Repurch ase Agreements:
  Average                                                 $12,181   $  6,580    $2,349
  Period-end                                               13,209    13, 528     4,528
  Maximum Month-End Balance During Period                  14,453     13,528     4,528
Interest Rate
 Average                                                     4.33%      5.11%     3.89%
 Period-End                                                  4.35       4.67      4.92


NOTE 8 - NOTES PAYABLE

The note payable at the Parent Company is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements. The note balance at December 31, 1996 and 1995, was $951,000 and $1,031,000, respectively. This note matures December 15, 1999 and is secured by banking premises. The interest rate at December 31, 1996 was 8.25% and is fixed annually on the note's anniversary date.

The fair value of the note payable is it's carrying value since the note is a variable rate loan and the note is adjusted annually in December of each year at prime rate.

On July 12, 1996, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature on July 12, 1997, whereupon, if balances are outstanding the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There have been no borrowings to date on these lines of credit.

NOTE 9 - OTHER NON-INTEREST EXPENSE

The significant components of other non-interest expense are presented below (in thousands):

                                                                       Year Ended December 31,
                                                           ---------------------------------------------
                                                                1996           1995            1994
                                                           -------------  --------------  --------------
Business Development                                         $  426           $  443           $  392
Legal and Professional Fees                                     442              479              357
Printing and Supplies                                           303              289              303
Regulatory Fees and Assessments                                 134              411              666
Other                                                         1,277            1,144              993
                                                             ------           ------           ------

Total                                                        $2,582           $2,766           $2,711
                                                             ======           ======           ======

NOTE 10 - INCOME TAXES

The consolidated provision for income taxes consists of the following (in thousands):

                                                                      Year Ended December 31,
                                                           ---------------------------------------------
                                                                1996           1995            1994
                                                           -------------  --------------  --------------
Federal Income Tax Expense
 Current                                                     $3,240           $2,400           $1,846
 Deferred                                                      (137)              68              248
                                                             ------           ------           ------

  Total Federal Income Tax Expense                           $3,103           $2,468           $2,094
                                                             ======           ======           ======

     Effective Tax Rates                                       34.3%            34.3%            34.1%
                                                             ======           ======           ======

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                      Year Ended December 31,
                                                           ---------------------------------------------
                                                                1996           1995            1994
                                                           -------------  --------------  --------------
Federal Income Taxes at Statutory Rate of 34%                $3,076          $2,447           $2,085
Effect of Tax Exempt Interest Income                             (8)            (19)             (23)
Nondeductible Expenses                                           39              32               30
Other                                                            (4)              8                2
                                                             ------          ------           ------

 Income Taxes Per Income Statement                           $3,103          $2,468           $2,094
                                                             ======          ======           ======

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                          December 31,
                                                                    -------------------------
                                                                       1996            1995
                                                                     --------        --------
Current Tax Asset                                                   $   26           $   10
Deferred Tax Asset                                                     449              235
                                                                    ------           ------

Total Included in Other Assets                                      $  475           $  245
                                                                    ======           ======

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                                            Year Ended December 31,
                                                                 ------------------------------------------
                                                                      1996          1995          1994
                                                                 -------------  ------------  -------------
Federal Deferred Tax Assets:
  Unrealized Losses on Available-for-Sale Securities              $ -0-          $ -0-          $  450
  Allowance for Loan Losses                                         525            365             344
  Valuation Reserves - Other Real Estate                             60             58              97
  Interest on Non-accrual Loans                                      46             55              48
  Deferred Compensation                                             260            170             104
  Other                                                              63             56              67
                                                                  -----          -----          ------

  Gross Federal Deferred Tax Assets                                 954            704           1,110
                                                                  -----          -----          ------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                     217            214             188
  Unrealized Gains on Available-for-Sale Securities                 117            172             -0-
  Other                                                             171             83              21
                                                                  -----          -----          ------

  Gross Federal Deferred Tax Liabilities                            505            469             209
                                                                  -----          -----          ------

  Net Deferred Tax Asset                                          $ 449          $ 235          $  901
                                                                  =====          =====          ======

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1996 and 1995 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.
A summary of these transactions follows (in thousands):

                                                    Balance                             Net
                                                   Beginning           Net            Amounts          Balance at
                                                    of Year         Additions        Collected         End of Year
                                                   ---------        ---------        ---------        ------------
For the Year ended December 31, 1996:
23 Directors and Officers                             $3,769           $1,198          $(1,148)        $3,819

For the Year ended December 31, 1995:
23 Directors and Officers                             $4,156           $2,322          $(2,709)        $3,769

NOTE 12 - STOCK OPTION PLAN

The Corporation has an Incentive Stock Option Plan ("1993 Plan") with 300,000 shares (adjusted for the 1993 and 1995 two-for-one stock splits) of common stock reserved for grant thereunder. The 1993 Plan provides for the granting to executive management and other key employees of Summit Bancshares, Inc. and subsidiaries, incentive stock options, as defined under the current tax law.
The options under the 1993 Plan will be exercisable for ten years from the date of grant and generally vest ratably over a five year period. Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

                                                                   Year Ended December 31,
                                              ------------------------------------------------------------------
                                                         1996                                      1995
                                              ---------------------------               ------------------------
                                                                Wtd. Avg.                        Wtd. Avg.
                                              Shares            Ex. Price       Shares           Ex. Price
                                              -------           ---------      -------           ---------
Outstanding, Beginning of Year                  301,400          $ 5.93                      303,400      $ 4.70
Granted                                          29,800           20.75                       38,000       11.57
Exercised                                       (98,150)           2.86                      (40,000)       1.96
Canceled                                         (1,000)           6.00                          -0-          --
                                                -------                                     --------

Outstanding, End of Year                        232,050          $ 9.13                      301,400      $ 5.93
                                                =======                                     ========

Exercisable at End of Year                      161,850          $ 7.35                      226,880      $ 4.96

Weighted Average Fair Value of
     Options Granted at Date of Issue         $    6.70                                        $3.45

The options outstanding at December 31, 1996, have exercise prices between $6.00 and $20.75 with a weighted average exercise price of $9.13 and a weighted average remaining contractual life of 7.2 years. Stock options have been adjusted retroactively for the effects of stock dividends.

The Corporation accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1996 and 1995. The fair value of the options granted in 1995 and 1996 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.6% and 6.1% respectively, expected dividend yield of 3.6% and 3.0%, respectively, and expected life of 6.5 years and expected volatility of 30.3% for each year.


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The total contract amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                     December 31,
                                                            ------------------------------
                                                              1996                  1995
                                                            --------              --------
Financial Instruments Whose Contract
 Amounts Represent Credit Risk:

  Commitments to Extend Credit                               $79,231               $70,172
  Documentary and Standby Letters of Credit                    2,984                 6,137

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


NOTE 14 - EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares outstanding during the years as follows:

                  Shares
                 ---------
1996             3,199,480
1995             3,139,230
1994             3,135,770

NOTE 15 - EMPLOYEE BENEFIT PLANS

PENSION PLAN
------------
The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation history. The employee's compensation used in the benefit calculation is the highest average for any five consecutive years of employment within the employee's last ten years of employment.

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

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):


                                                                                1996              1995
                                                                               -------          --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,647 in 1996 and $1,152 in 1995                                $1,762           $1,183
                                                                                ======           ======

  Projected benefit obligation for service rendered to date                     $1,997           $1,912
Plan assets at fair value, primarily listed stocks and U.S. bonds                2,192            1,786
                                                                                ------           ------
Plan assets in excess of (less than) projected benefit obligation                  195             (126)
Unrecognized net loss from past experience different from that
   assumed and effects of changes in assumptions                                    21              197
Prior service cost not yet recognized in net periodic pension cost                  15               17
                                                                                ------           ------

  Prepaid (accrued) pension cost included in other assets (liabilities)         $  231           $  (88)
                                                                                ======           ======

Net pension expense included the following components (in thousands):

                                                                         Year ended December 31,
                                                                 --------------------------------------
                                                                   1996            1995           1994
                                                                 --------        --------       --------
Service cost for benefits earned during the period                $ 195           $ 154          $ 111
Interest cost on projected benefit obligation                       131             140            130
Less: Actual return on plan assets, net of expenses                (153)           (260)          (133)
Net amortization and deferral                                        (2)            145              5
                                                                  -----           -----          -----

  Net periodic pension expense                                    $ 171           $ 179          $ 113
                                                                  =====           =====          =====

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in each year were 8 percent and 5 percent, respectively. The expected long-term rate of return on plan assets was 8 percent.

During 1996 and 1995 the Corporation contributed $313,000 and $317,000 to the plan, respectively.

MANAGEMENT SECURITY PLAN
------------------------
In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations in 1996, 1995 and 1994 for such future obligations was $239,000, $173,000, and $141,000, respectively.

OTHER POST RETIREMENT BENEFITS
------------------------------
The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).


NOTE 16- DIVIDENDS FROM SUBSIDIARIES

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 1997 the Subsidiary Banks can legally initiate dividend payments of $7,581,000 plus an additional amount equal to their net profits, as defined, for 1997 to the date of any such dividend payment. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized.

Internal dividend policies limit dividends from Subsidiary Banks if their equity capital levels fall below certain minimums determined by the respective Boards of Directors.


NOTE 17 - CONCENTRATIONS OF CREDIT RISK

The Subsidiary Banks grant commercial, real estate and consumer loans in their direct market which is defined as Fort Worth and its surrounding area. The Board of Directors of each Subsidiary Bank monitors concentrations of credit by purpose, collateral and industry at least quarterly. Certain limitations for concentration are set by the Boards. Additional loans in excess of these limits must have prior approval of the bank's directors' loan committee. Although its Subsidiary Banks have diversified loan portfolios, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the strength of the local and state economy.


NOTE 18 - COMPENSATED ABSENCES

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

NOTE 19 - LITIGATION

Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.


NOTE 20 - STOCK SPLIT

In October 1995, the Board of Directors of Summit Bancshares, Inc. approved a two-for-one stock split of the Corporation's common stock to be effected as a 100% stock dividend and to be paid on December 6, 1995. All references in the accompanying financial statements regarding stock options and per share data for prior periods have been restated to reflect the stock split.


NOTE 21 - STOCK REPURCHASE PLAN

On April 16, 1996 the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 157,819 shares of the Corporation's common stock over the following twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. Subsequent to this approval 9,000 shares were purchased by the Corporation through the open market and canceled.

Under similar programs approved by the Board in 1995 and 1994, 42,670 shares in the aggregate were purchased in those years.


NOTE 22 - REGULATORY MATTERS

Bank regulatory authorities have specified guidelines for purposes of evaluating a bank's capital adequacy. The following is a summary of the Corporation's capital ratios:

                                                                   Actual,                  Minimum Required,
                                                                 December 31,                  December 31,
                                                         --------------------------         -----------------
                                                          1996                1995                 1996
                                                         ------              ------               ------
Total Qualifying Capital to Risk-Based Assets              15.85%             15.91%               8.00%
Tier I Capital to Risk-Based Assets                        14.61              14.69                4.00
Tier I Capital to Capital Assets (Leverage)                 8.82               8.42                3.00*

* The regulatory authorities may require the Corporation to maintain a leverage ratio of up to 200 basis points above the required minimum.


NOTE 23 - SUBSEQUENT EVENTS

On January 13, 1997, Camp Bowie National Bank changed its name to Summit Community Bank, National Association. Also at that time, Summit Community Bank, N.A. acquired the assets and assumed the liabilities of the Northeast Branch of Summit National Bank in a cash transaction, effective as of January 1, 1997.

On March 7, 1997, Alta Mesa National Bank merged with Summit Community Bank, N.A. in a pooling of interests.

On January 22, 1997, the Board of Directors of Summit Bancshares, Inc. approved a quarterly dividend of $.09 per share to be paid on February 14, 1997 to shareholders of record on January 31, 1997.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

  CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet
  -------------------------
  for cash and due from banks approximate those assets' fair values.
  INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED SECURITIES): Fair values for
  ------------------------------------------------------------
  investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
  LOANS: For variable-rate loans, fair values are based on carrying values. The
  -----
  fair values for fixed rate loans such as mortgage loans (e.g., one-to-four family residential) and installment loans are estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.
  DEPOSIT LIABILITIES: The fair value disclosed for interest bearing and non-
  -------------------
  interest bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. SHORT-TERM BORROWINGS: The carrying value of borrowings under repurchase
  ---------------------
  agreements approximate their fair values.

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                                        December 31,
                                                             -------------------------------------------------------------
                                                                      1996                                  1995
                                                             ---------------------------          ------------------------
                                                             Carrying             Fair            Carrying          Fair
                                                              Amount             Value             Amount          Value
                                                             --------           --------          --------        --------
Financial Assets
 Cash and due from banks                                     $ 28,339           $ 28,339          $ 22,480        $ 22,480
 Federal funds sold                                            20,350             20,350            25,680          25,680
 Securities                                                   117,013            117,205           119,368         119,575
 Loans                                                        220,006            220,632           178,493         178,603

Financial Liabilities
 Deposits                                                     345,023            345,231           310,109         310,390
 Securities sold under repurchase
  agreements                                                   13,209             13,209            13,528          13,528

Off-balance Sheet Financial Instruments
 Loan commitments                                                                 79,231                            70,172
 Letters of credit                                                                 2,984                             6,137

NOTE 25 - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          1996               1995
                                                                                      ------------       ------------
ASSETS                                                                                        (In Thousands)
CASH IN SUBSIDIARY BANKS
 Demand                                                                                $   207            $   142
 Time                                                                                      949                487
INVESTMENTS IN SUBSIDIARIES
 Bank Subsidiaries                                                                      32,463             28,121
 Non-Bank Subsidiary                                                                       337                341
PREMISES AND EQUIPMENT - NET                                                             1,864              1,886
OTHER ASSETS                                                                             1,124                799
                                                                                       -------            -------

         TOTAL ASSETS                                                                  $36,944            $31,776
                                                                                       =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Notes Payable                                                                       $   951            $ 1,031
   Other Liabilities                                                                       913                620

SHAREHOLDERS' EQUITY                                                                    35,080             30,125
                                                                                       -------            -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $36,944            $31,776
                                                                                       =======            =======



STATEMENTS OF INCOME                                                            Year Ended December 31,
                                                                -------------------------------------------------
                                                                    1996                 1995             1994
                                                                -----------          -----------       ----------
                                                                                   (In Thousands)
INCOME
  Dividends from Subsidiaries                                    $ 2,000            $ 2,100             $ 2,100
  Interest                                                            18                 12                   5
  Other Income                                                       417                399                 341
                                                                 -------            -------             -------

         TOTAL INCOME                                              2,435              2,511               2,446
                                                                 -------            -------             -------
EXPENSES
  Interest                                                            88                 93                 101
  Salaries and Employee Benefits                                     795                715                 535
  Occupancy and Furniture-Net                                          4                 15                  (3)
  Other Expense                                                      293                297                 296
                                                                 -------            -------             -------

         TOTAL EXPENSE                                             1,180              1,120                 929
                                                                 -------            -------             -------

         INCOME BEFORE INCOME TAX BENEFIT AND
         EQUITY IN UNDISTRIBUTED EARNINGS
         OF SUBSIDIARIES                                           1,255              1,391               1,517

INCOME TAX BENEFIT                                                   244                230                 196
                                                                 -------            -------             -------

         INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF SUBSIDIARIES                                  1,499              1,621               1,713

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                   4,444              3,108               2,327
                                                                 -------            -------             -------

         NET INCOME                                              $ 5,943            $ 4,729             $ 4,040
                                                                 =======            =======             =======

STATEMENTS OF CASH FLOWS                                                       Year Ended December 31,
                                                                --------------------------------------------------
                                                                    1996                1995              1994
                                                                -----------         -----------        ----------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                      $ 5,943           $ 4,729              $ 4,040
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
   Depreciation and Amortization                                     140               124                  151
   Deferred Federal Income Taxes                                      77                40                   48
   Undistributed Earnings of Subsidiaries                         (4,444)           (3,108)              (2,327)
   Increase in Other Assets                                         (403)             (538)                (169)
   Increase in Other Liabilities                                     293               167                  128
                                                                 -------           -------              -------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,606             1,414                1,871

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Contribution to Non-Bank Subsidiary                         -0-              (130)                 -0-
 Purchases of Premises and Equipment                                (117)              (49)                 (42)
                                                                 -------           -------              -------

         NET CASH USED BY INVESTING ACTIVITIES                      (117)             (179)                 (42)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal Payments on Notes Payable                                 (80)             (325)                (342)
 Payments of Cash Dividends                                         (898)             (692)                (567)
 Receipts from Stock Options Exercised                               173                55                  109
 Purchase of Treasury Stock                                         (157)             (508)                (353)
                                                                 -------           -------              -------

         NET CASH USED BY FINANCING ACTIVITIES                      (962)           (1,470)              (1,153)
                                                                 -------           -------              -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  527              (235)                 676

CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                                           629               864                  188
                                                                 -------           -------              -------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $ 1,156           $   629              $   864
                                                                 =======           =======              =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 6 of the Corporation's Proxy Statement dated March 17, 1997, relating to the 1997 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP -
Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 9 through 10 of Part I of this report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 16 through 25 of the Corporation's Proxy Statement dated March 17, 1997, relating to the 1997 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP - By Others" on page 15 of the Corporation's Proxy Statement dated March 17, 1997, relating to the 1997 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP - By Management" on pages 13 through 15 of the Corporation's Proxy Statement dated March 17, 1997, relating to the 1997 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 27 of the Corporation's Proxy Statement dated March 17, 1997, relating to the 1997 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  FINANCIAL STATEMENTS.  The following financial statements are
          --------------------
          included in Part II, Item 8:

          Independent Auditor's Report

          Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1996 and 1995

          Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994

          Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994 (Consolidated and Parent Company Only)

          Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994

          Notes to Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are
          -----------------------------
          omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

          10(r) Lease Agreement dated July 6, 1989 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank as tenant (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                 1995).*

          10(s) First Amendment dated July 15, 1996 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank.

          11     Computation of Earnings Per Common Share.

          21     Subsidiaries of the Corporation.

          23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

          27     Financial Data Schedule.


(b)       REPORTS ON FORM 8-K.
          -------------------

          The Corporation did not file during the last quarter covered by this report any reports on Form 8-K.

-------------------------------------------
* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUMMIT BANCSHARES, INC.



DATE:   March 27, 1997           By: /s/ Phillip E. Norwood
                                    ---------------------------------
                                     Philip E. Norwood, President

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 27th day of March, 1997.


      SIGNATURE                         TITLE
      ---------                         -----


/s/ Philip E. Norwood          President, Chief Executive Officer
---------------------          and Director (Principal Executive Officer)
Philip E. Norwood


/s/ Bob G. Scott               Senior Vice President and Chief Financial
----------------------         Officer (Chief Accounting Officer)
Bob G. Scott


/s/ James L. Murray            Chairman of the Board
----------------------
James L. Murray


/s/ F.S. Gunn                  Vice Chairman and Director
----------------------
F.S. Gunn


/s/ Jeffrey M. Harp            Chief Operating Officer, Executive Vice
----------------------         President, Secretary and Treasurer and
Jeffrey M. Harp                Director



/s/ Robert E. Bolen            Director
----------------------
Robert E. Bolen


/s/ Joe L. Bussey, M.D.        Director
-----------------------
Joe L. Bussey, M.D.


/s/ Elliott S. Garsek          Director
-----------------------
Elliott S. Garsek

/s/ Ronald J. Goldman          Director
------------------------
Ronald J. Goldman


/s/ William W. Meadows         Director
------------------------
William W. Meadows


/s/ Edward P. Munson           Director
------------------------
Edward P. Munson


                               Director
------------------------
Edgar Snelson



/s/ Byron B. Searcy            Director
------------------------
Byron B. Searcy


/s/ Lloyd J. Weaver            Director
------------------------
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

10(i) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

10(j)     Lease Agreement dated February 14, 1992 by and between
          Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(k) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant.**

10(l)     Loan Agreement dated June 4, 1992 between Summit Bancshares,
          Inc., as borrower, and Bank of Commerce, as lender; Promissory Note in the original principal amount of $750,000; and related Security Agreement (incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(m) Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(n) Promissory Note dated January 21, 1993 in the original principal amount of $290,000 executed by Summit Bancservices, Inc. and payable to the order of Summit National Bank; related Security Agreements; and related Unconditional Guaranty executed by Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(o) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

10(p) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

10(q) Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

10(r) Lease Agreement dated July 6, 1989 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank as tenant (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).*

10(s) First Amendment dated July 15, 1996 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank.**

11        Computation of Earnings Per Common Share.**

21        Subsidiaries of the Corporation.**

23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.


27        Financial Data Schedule.**
______________________________

* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.

**   Filed herewith.