Form 10-Q
period 1997-03-31
SUMMIT BANCSHARES INC /TX/
filed 1997-05-02
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1997; or

[_] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Transition period from         to              .


                         COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         TEXAS                                            75-1694807
------------------------                          --------------------------
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


                                   NO CHANGE
             ---------------------------------------------------
             (Former name, former address and former fiscal year
                         if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 1997 was 3,235,636 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I - FINANCIAL INFORMATION                                     PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1997 and
         1996 and at December 31, 1996                                 4

         Consolidated Statements of Income for the Three Months
         Ended March 31, 1997 and 1996 and for the Year Ended
         December 31, 1996                                             5

         Consolidated Statements of Changes in Shareholders' Equity
         for the Three Months Ended March 31, 1997 and 1996 and
         for the Year Ended December 31, 1996                          6

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996 and for the Year Ended
         December 31, 1996                                            7-8

         Notes to Consolidated Financial Statements for the Three
         Months Ended March 31, 1997 and 1996 and for the Year
         Ended December 31, 1996                                     9-20

The March 31, 1997 and 1996 and the December 31, 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three Months Ended
         March 31, 1997 and 1996                                      21-26

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

Item 6.   Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)         (Unaudited)
                                                                  March 31,         December 31,
                                                            ----------------------
                                                               1997        1996         1996
                                                            ----------  ----------  -------------
ASSETS                                                                (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                             $ 25,362    $ 23,224       $ 28,339
FEDERAL FUNDS SOLD                                             20,545      24,355         20,350
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                  60,630      54,830         58,576
 Securities Held-to-Maturity, at cost (fair value of           55,431      68,113         58,437
   $55,220,000, $68,018,000, and $58,629,000
   March 31, 1997 and 1996 and December 31, 1996,
   respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                             232,363     188,953        220,006
      Allowance for Loan Losses                                (3,327)     (2,653)        (2,972)
                                                             --------    --------       --------
     LOANS, NET                                               229,036     186,300        217,034

PREMISES AND EQUIPMENT - NOTE 4                                 7,032       7,387          7,105
ACCRUED INCOME RECEIVABLE                                       3,143       3,285          3,189
OTHER REAL ESTATE - NOTE 5                                        163         110            166
OTHER ASSETS                                                    2,148       1,372          2,052
                                                             --------    --------       --------

     TOTAL ASSETS                                            $403,490    $368,976       $395,248
                                                             ========    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                 $ 97,970    $ 89,119       $103,695
  Interest-Bearing                                            256,488     234,697        241,328
                                                             --------    --------       --------

     TOTAL DEPOSITS                                           354,458     323,816        345,023

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                             10,687      12,199         13,209
ACCRUED INTEREST PAYABLE                                          573         605            638
OTHER LIABILITIES                                               1,551       1,350          1,298
                                                             --------    --------       --------

     TOTAL LIABILITIES                                        367,269     337,970        360,168
                                                             --------    --------       --------

COMMITMENTS AND CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 3,235,636, 3,156,386 and 3,233,036 shares
   issued and outstanding at March 31, 1997 and 1996 and
   at December 31, 1996, respectively                           4,045       3,945          4,041
  Capital Surplus                                               4,179       4,119          4,167
  Retained Earnings                                            28,024      22,809         26,644
  Unrealized Gain (Loss) on Investment Securities
    Available for Sale, Net of Tax                                (27)        133            228
                                                             --------    --------       --------

     TOTAL SHAREHOLDERS' EQUITY                                36,221      31,006         35,080
                                                             --------    --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $403,490    $368,976       $395,248
                                                             ========    ========       ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                 (Unaudited)                      (Unaudited)
                                                     For the Three Months Ended March 31,   Year Ended December 31,
                                                     -------------------------------------
                                                           1997               1996                     1996
                                                     -------------------------------------  ------------------------
(In Thousands, Except Per Share Data)

INTEREST INCOME
 Interest and Fees on Loans                            $5,384                $4,433                  $19,274
 Interest and Dividends on Investment Securities:
   Taxable                                              1,736                 1,790                    7,405
   Exempt from Federal Income Taxes                         3                     1                        1
 Interest on Federal Funds Sold                           203                   274                      897
                                                       ------                ------                  -------

    TOTAL INTEREST INCOME                               7,326                 6,498                   27,577
                                                       ------                ------                  -------

INTEREST EXPENSE
 Interest on Deposits                                   2,410                 2,246                    9,243
 Interest on Securities Sold Under
  Agreements to Repurchase                                130                   117                      528
                                                       ------                ------                  -------

    TOTAL INTEREST EXPENSE                              2,540                 2,363                    9,771
                                                       ------                ------                  -------

    NET INTEREST INCOME                                 4,786                 4,135                   17,806
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                  155                   124                      819
                                                       ------                ------                  -------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                          4,631                 4,011                   16,987
                                                       ------                ------                  -------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                     437                   385                    1,645
 Gain (Loss) on Sale of Investment Securities             -0-                     3                      (14)
 Other Income                                             325                   341                    1,345
                                                       ------                ------                  -------

    TOTAL NON-INTEREST INCOME                             762                   729                    2,976
                                                       ------                ------                  -------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                         1,747                 1,655                    6,753
 Occupancy Expense - Net                                  197                   180                      772
 Furniture and Equipment Expense                          211                   197                      800
 Other Real Estate Owned Expense - Net                     (3)                   (5)                      10
 Other Expense                                            694                   751                    2,582
                                                       ------                ------                  -------

    TOTAL NON-INTEREST EXPENSE                          2,846                 2,778                   10,917
                                                       ------                ------                  -------

    INCOME BEFORE INCOME TAXES                          2,547                 1,962                    9,046

APPLICABLE INCOME TAXES - NOTE 9                          875                   677                    3,103
                                                       ------                ------                  -------

    NET INCOME                                         $1,672                $1,285                  $ 5,943
                                                       ======                ======                  =======

    NET INCOME PER SHARE - NOTE 14                       $.52                  $.41                    $1.86
                                                       ======                ======                  =======




The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)




                                                                            Unrealized
                                   Common Stock                             Gain (Loss)
                              ----------------------  Capital   Retained   on Investment   Treasury
                                 Shares      Amount   Surplus   Earnings  Securities-Net    Stock      Total
                              ------------  --------  -------   --------  --------------   --------  ---------
                                               (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1996               $3,149,886    $3,937    $4,109    $21,745        $ 334        $  -0-   $30,125

Net Income for the
 Three Months Ended
 March 31, 1996                                                    1,285                                1,285

Stock Options Exercised             6,500         8        10                                              18

Cash Dividend $.07
 Per Share                                                          (221)                                (221)

Securities Available-for-
 Sale Adjustment                                                                 (201)                   (201)
                               ----------    ------    ------    -------        -----        -----    -------
BALANCE AT
 MARCH 31, 1996                 3,156,386     3,945     4,119     22,809          133           -0-    31,006

Net Income for the
 Nine Months Ended
 December 31, 1996                                                 4,658                                4,658

Stock Options Exercised            85,650       107        48                                             155

Purchases of Stock Held in
 Treasury                                                                                     (157)      (157)

Retirement of Stock Held
   In Treasury                     (9,000)      (11)                (146)                      157         -0-

Cash Dividend $.21
 Per Share                                                          (677)                                (677)

Securities Available-for-
 Sale Adjustment                                                                   95                      95
                               ----------    ------    ------    -------        -----        -----    -------
BALANCE AT
 DECEMBER 31, 1996              3,233,036     4,041     4,167     26,644          228           -0-    35,080

Net Income for the
 Three Months Ended
 March 31, 1997                                                    1,672                                1,672

Stock Options Exercised             2,600         4        12                                              16

Cash Dividend $.09
 Per Share                                                          (292)                                (292)

Securities Available-for-
 Sale Adjustment                                                                 (255)                   (255)
                               ----------    ------    ------    -------        -----        -----    -------
BALANCE AT
 MARCH 31, 1997                 3,235,636    $4,045    $4,179    $28,024        $ (27)       $  -0-   $36,221
                               ==========    ======    ======    =======        =====        =====    =======




The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                  (Unaudited)         (Unaudited)
                                                                   March 31,         December 31,
                                                             ----------------------
                                                                1997        1996         1996
                                                             ----------  ----------  -------------
                                                                       (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                  $  1,672    $  1,285       $  5,943
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                  196         185            762
    Net Premium Amortization (Discount
      Accretion) of Investment Securities                          (38)         93            310
    Provision for Loan Losses                                      155         124            819
    Deferred Income Taxes (Benefit)                                (20)          1           (159)
    (Gain) Loss on Sale of Investment Securities                   -0-          (3)            14
    Writedown of Other Real Estate                                   3           3             12
    Net Gain on Sale of Premises and Equipment                      (1)         (1)            (1)
    Increase in Accrued Income and Other Assets                   (487)       (227)          (270)
    Increase in Accrued Expenses and Other Liabilities             815         648            280
                                                              --------    --------       --------

      Total Adjustments                                            623         823          1,767
                                                              --------    --------       --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,295       2,108          7,710
                                                              --------    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                   (195)      1,325          5,330
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                           8,057       6,497         20,001
    . Available-for-Sale                                         5,500       6,702         20,486
  Proceeds from Sales of Investment Securities                     -0-       5,020         14,527
  Purchase of Investment Securities
    . Held-to-Maturity                                          (5,024)    (10,121)       (19,174)
    . Available-for-Sale                                        (7,930)    (12,068)       (33,969)
  Loans Originated and Principal Repayments, Net               (12,414)    (10,509)       (42,171)
  Recoveries of Loans Previously Charged-Off                       219          29            115
  Proceeds from Sale of Premises and Equipment                       1           1              1
  Purchases of Premises and Equipment                             (123)       (415)          (710)
                                                              --------    --------       --------

      NET CASH USED BY INVESTING ACTIVITIES                    (11,909)    (13,539)       (35,564)
                                                              --------    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts            7,924      13,632         36,011
  Net Increase (Decrease) in Certificates of Deposit             1,511          75         (1,097)
  Net Decrease in Repurchase Agreements                         (2,522)     (1,329)          (319)
  Payments of Cash Dividends                                      (292)       (221)          (898)
  Purchase of Treasury Stock                                       -0-         -0-           (157)
  Proceeds from Stock Options Exercised                             16          18            173
                                                              --------    --------       --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                 6,637      12,175         33,713
                                                              --------    --------       --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                                          (2,977)        744          5,859

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                     28,339      22,480         22,480
                                                              --------    --------       --------

CASH AND DUE FROM BANKS AT END OF PERIOD                      $ 25,362    $ 23,224       $ 28,339
                                                              ========    ========       ========

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                (Unaudited)          (Unaudited)
                                                                  March 31,          December 31,
                                                          -------------------------
                                                             1997          1996          1996
                                                          -----------  ------------    -------
(In Thousands)

(1)  Interest Paid                                            $2,605         $2,393   $9,769
(2)  Income Taxes Paid (Refund Received)                         -0-            -0-    3,285
(3)  Other Real Estate Acquired in Settlement of Loans           -0-            -0-       65

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)

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

     Basis of Presentation and Principles of Consolidation
     -----------------------------------------------------

     The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank and Summit Community Bank, National Association (the "Subsidiary Banks")
     and Summit Bancservices, Inc., a wholly-owned operations subsidiary.   All
     significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Cash and Due From Banks
     -----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 1997 the average cash balance maintained at the Federal Reserve Bank was $3,143,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $13,600,000 during the same period.

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

     - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading
                                                                    -------
         securities and reported at fair value, with unrealized gains and losses included in earnings.

     - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale
                                                            ------------------
         securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

     The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In 1997 and 1996 the Corporation held no securities that would have been classified as trading securities.

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

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

     The Corporation follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under this standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans.

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

     Reclassification
     ----------------

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

     Audited Financial Statements
     ----------------------------

     The consolidated balance sheet as of December 31, 1996, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1996 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 1996 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.


NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                             March 31, 1997
                                              ---------------------------------------------
                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains       Losses       Value
                                              ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                     $ 26,479        $ 81       $(133)   $ 26,427
  U.S. Government Agencies
   and Corporations                              18,141           3        (166)     17,978
  U.S. Government Agency Mortgage
   Backed Securities                             10,214          60         (55)     10,219
  Obligations of States and
   Political Subdivisions                           597         -0-          (1)        596
                                               --------        ----       -----    --------

    Total Held-to-Maturity Securities            55,431         144        (355)     55,220
                                               --------        ----       -----    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                      54,386         135        (246)     54,275
  U.S. Government Agencies
    and Corporations                              3,486          17         -0-       3,503
  U.S. Government Agency Mortgage
    Backed Securities                             2,545          53         -0-       2,598
  Federal Reserve Bank Stock                        254         -0-         -0-         254
                                               --------        ----       -----    --------

     Total Available-for-Sale Securities         60,671         205        (246)     60,630
                                               --------        ----       -----    --------

        Total Investment Securities            $116,102        $349       $(601)   $115,850
                                               ========        ====       =====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity
                               --------------
Securities of $55,431,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $60,630,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1997 for a total of $116,061,000. A net unrealized loss of $41,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)
------

     Investment securities with carrying value of $27,743,000 at March 31, 1997, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $27,715,000 at March 31, 1997.

                                                             March 31, 1996
                                              ---------------------------------------------
                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains       Losses       Value
                                              ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                     $ 31,060        $182       $(168)   $ 31,074
  U.S. Government Agencies
   and Corporations                              25,808          39         (77)     25,770
  U.S. Government Agency Mortgage
   Backed Securities                             11,175          13         (84)     11,104
  Obligations of States and
   Political Subdivisions                            70         -0-         -0-          70
                                               --------        ----       -----    --------

    Total Held-to-Maturity Securities            68,113         234        (329)     68,018
                                               --------        ----       -----    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                      46,038         286        (198)     46,126
  U.S. Government Agencies
    and Corporations                              4,492          58          (5)      4,545
  U.S. Government Agency Mortgage
    Backed Securities                             3,845          62          (2)      3,905
  Federal Reserve Bank Stock                        254         -0-         -0-         254
                                               --------        ----       -----    --------

     Total Available-for-Sale Securities         54,629         406        (205)     54,830
                                               --------        ----       -----    --------

        Total Investment Securities            $122,742        $640       $(534)   $122,848
                                               ========        ====       =====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity
                               --------------
Securities of $68,113,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $54,830,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1996 for a total of $122,943,000. A net unrealized gain of $201,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

     There were no sales of investment securities during the first three months of 1997. However, proceeds from sales were $5,020,000 during the first three months of 1996 and $14,527,000 during the year 1996. In the three months ended March 31, 1996, gains of $9,000 and losses of $6,000 were realized. For the year ended December 31, 1996, losses from sales of securities of $27,000 were realized, but were partially offset by gains of $13,000.


NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                   March 31,         December 31,
                             ----------------------
                                1997        1996         1996
                             ----------  ----------  -------------

Commercial                    $112,510    $ 87,420       $103,414
Real Estate Mortgage            77,965      66,546         76,771
Real Estate Construction        15,078      11,745         12,862
Loans to Individuals            27,487      23,875         27,674
Less:  Unearned Discount          (677)       (633)          (715)
                              --------    --------       --------
                               232,363     188,953        220,006
Allowance for Loan Losses       (3,327)     (2,653)        (2,972)
                              --------    --------       --------

     Loans - Net              $229,036    $186,300       $217,034
                              ========    ========       ========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                               Three Months Ended March 31,       Year Ended
                                               -----------------------------      December 31,
                                                  1997             1996              1996
                                               -----------------------------      -----------

Balance, Beginning of Period                      $2,972         $2,500               $2,500
Provisions, Charged to Income                        155            124                  819

Loans Charged-Off                                    (19)           -0-                 (462)
Recoveries of Loans Previously
 Charged-Off                                         219             29                  115
                                                  ------         ------               ------

          Net Loans (Charged-Off) Recovered          200             29                 (347)
                                                  ------         ------               ------

Balance, End of Period                            $3,327         $2,653               $2,972
                                                  ======         ======               ======

    The provisions for loan losses charged to operating expenses during the three months ended March 31, 1997 and March 31, 1996 of $155,000 and $124,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1996, a provision of $819,000 was recorded.

    At March 31, 1997, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $555,000 (of which $555,000 were on non-accrual status). The related allowance for loan losses for these loans was $252,000. The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $503,000. For this period the Corporation recognized interest income of $4,000 on these impaired loans.


NOTE 4 - Premises and Equipment
------

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                           March 31,        December 31,
                                                    -----------------------
                                                       1997         1996        1996
                                                    ---------     ---------  ----------

Land                                                  $ 1,446       $ 1,442   $ 1,446
Buildings and Improvements                              7,431         7,296     7,375
Furniture & Equipment                                   5,249         5,107     5,182
                                                      -------       -------   -------

    Total Cost                                         14,126        13,845    14,003
Less:  Accumulated Amortization and Depreciation        7,094         6,458     6,898
                                                      -------       -------   -------

    Net Book Value                                    $ 7,032       $ 7,387   $ 7,105
                                                      =======       =======   =======

NOTE 5 - Other Real Estate
------

    The carrying value of other real estate is as follows (in thousands):

                                                          March 31,        December 31,
                                                    -----------------------
                                                       1997         1996        1996
                                                    ---------     ---------  ----------

Other Real Estate                                    $ 198          $ 145   $ 201
Valuation Reserve                                      (35)           (35)    (35)
                                                     -----          -----   -----

    Net Other Real Estate                            $ 163          $ 110   $ 166
                                                     =====          =====   =====

NOTE 5 - Other Real Estate (cont'd.)
------

    Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                            Year Ended
                                              Three Months Ended March 31,  December 31,
                                              ----------------------------
                                                  1997             1996         1996
                                              -----------       ----------  ------------

Balance, Beginning of Period                    $  35             $  35           $  35
Provisions Charged to Income                      -0-               -0-             -0-
Reductions from Sales                             -0-               -0-             -0-
                                                -----             -----           -----

Balance, End of Period                          $  35             $  35           $  35
                                                =====             =====           =====


    Direct writedowns of other real estate charged to income were $3,000 for the three months ended March 31, 1997 and $3,000 for the three months ended March 31, 1996 and $12,000 for the year ended December 31, 1996.


NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                   March 31,        December 31,
                                              --------------------
                                                1997       1996         1996
                                              ---------  ---------  ------------

Noninterest-Bearing Demand Deposits            $ 97,970   $ 89,119      $103,695
                                               --------   --------      --------
Interest-Bearing Deposits:
 Interest-Bearing Transaction
     Accounts and Money Market Funds            130,291    115,886       119,316
 Savings                                         51,722     45,179        49,048
 Savings Certificates - Time                     46,926     48,514        47,025
 Certificates of Deposits $100,000 or more       27,044     24,779        25,434
 Other                                              505        339           505
                                               --------   --------      --------
   Total                                        256,488    234,697       241,328
                                               --------   --------      --------
       Total Deposits                          $354,458   $323,816      $345,023
                                               ========   ========      ========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                                            Year Ended
                                              Three Months Ended March 31,  December 31,
                                              ----------------------------
                                                  1997             1996         1996
                                              -----------       ----------  ------------

Securities Sold Under Repurchase Agreements:
    Average                                      $12,355        $10,796      $12,181
    Period-End                                    10,687         12,199       13,209
    Maximum Month-End Balance During Period       13,212         12,199       14,453
Interest Rate
    Average                                         4.29%          4.36%        4.33%
    Period-End                                      4.34           4.31         4.35


NOTE 8 - Other Non-Interest Expense
------

    The significant components of other non-interest expense are as follows (in thousands):

                                                                               Year Ended
                                                 Three Months Ended March 31,  December 31,
                                                 ----------------------------
                                                    1997              1996          1996
                                                 ---------          ---------     --------

Business Development                                $ 101           $ 105         $  426
Legal and Professional Fees                           109              98            442
Printing and Supplies                                  77              80            303
Regulatory Fees and Assessments                        42              51            134
Other                                                 365             417          1,277
                                                    -----           -----         ------

  Total                                             $ 694           $ 751         $2,582
                                                    =====           =====         ======

NOTE 9 - Income Taxes
------

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                         March 31,         December 31,
                                                 -------------------------
                                                    1997           1996      1996
                                                 ----------      ---------  -----

Current Tax Asset (Liability)                      $(875)         $(675)    $  26
Deferred Tax Asset                                   600            338       449
                                                   -----          -----     -----

  Total Included in Other Assets/
     (Other Liabilities)                           $(275)         $(337)    $ 475
                                                   =====          =====     =====

  The deferred tax asset at March 31    , 1997 of $600,000 included $14,000
related to unrealized losses on Available-for-Sale Securities.

  The components of income tax expense were as follows (in thousands):


                                                                               Year Ended
                                                 Three Months Ended March 31,  December 31,
                                                 ----------------------------
                                                    1997              1996          1996
                                                 ---------          ---------     --------

Federal Income Tax Expense
 Current                                            $ 885             $ 685         $3,240
 Deferred                                             (10)               (8)          (137)
                                                    -----             -----         ------

   Total Federal Income Tax Expense                 $ 875             $ 677         $3,103
                                                    =====             =====         ======

   Effective Tax Rates                               34.4%             34.5%          34.3%
                                                    =====             =====         ======

  The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):


                                                                               Year Ended
                                                 Three Months Ended March 31,  December 31,
                                                 ----------------------------
                                                    1997              1996          1996
                                                 ---------          ---------     --------

Federal Income Taxes at Statutory
 Rate of 34%                                       $ 866             $ 667         $3,076
Effect of Tax Exempt Interest Income                  (2)               (3)            (8)
Non-deductible Expenses                               10                 9             39
Other                                                  1                 4             (4)
                                                   -----             -----         ------

 Income Taxes Per Income Statement                 $ 875             $ 677         $3,103
                                                   =====             =====         ======


NOTE 10 - Related Party Transactions
-------

  The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,819,000 at December 31, 1996.


NOTE 11 - Commitments and Contingent Liabilities
-------

  In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements. No losses are anticipated as a result of these transactions. Commitments are most frequently extended for real estate, commercial and industrial loans.

  At March 31, 1997, outstanding documentary and standby letters of credit totaled $4,624,000 and commitments to extend credit totaled $ 78,861,000.


NOTE 12 - Stock Option Plans
-------

  The Corporation has an Incentive Stock Option Plan ("1993 Plan") with 300,000 shares (adjusted for the April 1993 and December 1995 two-for-one stock splits) of common stock reserved for grant thereunder. The 1993 Plan provides for the granting to management employees of Summit Bancshares, Inc. and subsidiaries, incentive stock options, as defined under the current tax law. The options under the 1993 Plan will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.

  The Board of Directors and the Shareholders have approved a new plan, the 1997 Incentive Stock Option Plan ("1997 Plan"). The 1997 Plan reserves 300,000 shares for grants thereunder. No grants have been made under this plan.

  Options under both plans will be granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant. The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1996, or the three months ended March 31, 1997.

 The following is a summary of transactions during the periods presented:

                                             Shares Under Option
                                     ------------------------------------
                                       Three Months
                                          Ended            Year Ended
                                     March  31, 1997   December 31, 1996
                                     ----------------  ------------------

Outstanding, Beginning of Period             232,050             301,400
Additional Options Granted During
  the Period                                  12,326              29,800
Forfeited During the Period                     (400)             (1,000)
Exercised During the Period                   (2,600)            (98,150)
                                             -------             -------

  Outstanding, End of Period                 241,376             232,050
                                             =======             =======

     Options outstanding at March 31, 1997 ranged in price from $6.00 to $25.25 per share with a weighted average exercise price of $9.99 and 162,715 shares exercisable. At March 31, 1997, there remained 12,594 shares reserved for future grants of options under the 1993 Plan.


NOTE 13 - Employee Benefit Plans
-------

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

NOTE 13 - Employee Benefit Plans (cont'd.)
-------

     The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                                      1996      1995
                                                                                    --------  --------

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $1,647,000 in 1996 and $1,152,000 in 1995                              $1,762    $1,183
                                                                                     ======    ======

Projected benefit obligation for service rendered
 to date                                                                             $1,997    $1,912
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                                                       2,192     1,786
                                                                                     ------    ------

Plan assets in excess of (less than) projected benefit obligation                       195      (126)
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                                                  21       197
Prior service cost not yet recognized in net
 periodic pension cost                                                                   15        17
                                                                                     ------    ------

Net pension cost included in other assets/(other liabilities)                        $  231    $  (88)
                                                                                     ======    ======

Prepaid (accrued) pension cost included the following components (in thousands):
                                                                                   Year Ended December 31,
                                                                                   ----------------------
                                                                                       1996       1995
                                                                                   ----------  ----------

Service Cost - benefits earned during the period                                     $  195    $  154
Interest cost on projected benefit obligation                                           131       140
Less: Actual return on plan assets                                                     (153)     (260)
Net amortization and deferral                                                            (2)      145
                                                                                     ------    ------

   Net periodic pension cost                                                         $  171    $  179
                                                                                     ======    ======

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8 percent and 5 percent, respectively. The expected long-term rate of return on plan assets was 8 percent.

     The market value of plan assets at March 31, 1997 was $2,515,000. There was a contribution to the plan during 1997 of $370,000 and prepaid pension cost at March 31, 1997 was $520,000.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $73,000 and $56,000 during the first three months of 1997 and 1996, respectively, and $239,000 for the year 1996.

Other Post Retirement Benefits
------------------------------

     The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

NOTE 14 - Earnings per Share
-------

     Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:


                                     Shares
                                     ------
Periods of Three Months Ended:

  March 31, 1997                    3,234,424
  March 31, 1996                    3,154,326

Year Ended December 31, 1996        3,199,480


NOTE 15 - Financial Instruments with Off-Balance Sheet Risk
-------

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

  The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                          March 31,
                                      -----------------
                                        1997     1996
                                      -------   -------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:
     Commitments to Extend Credit     $78,861   $69,281

     Documentary and Standby
       Letters of Credit                4,624     4,566

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


NOTE 16 - Concentrations of Credit Risk
-------

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


NOTE 17 - Litigation
-------

    Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 18 - Stock Repurchase Plan
-------

    On April 16, 1996, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 157,819 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

    In 1996, 9,000 shares were purchased by the Corporation through a similar repurchase plan through the open market and canceled. In the first three months of 1997, no shares were purchased.


NOTE 19 - Subsequent Event
-------

    On April 15, 1997, the Board of Directors of the Corporation approved a quarterly dividend of $.09 per share to be paid on May 15, 1997 to shareholders of record on May 1, 1997.

    Also on April 15, 1997, the Board of Directors approved a renewal of the stock repurchase plan, thereby authorizing the purchase of up to 161,782 shares of the Corporation's common stock over the next twelve months.

    Also on April 15, 1997, at the annual meeting of Shareholders, the Shareholders ratified the adoption of the 1997 Incentive Stock Option Plan that had previously been approved by the Board of Directors. This plan authorizes the granting of options to purchase up to 300,000 shares of the Corporation's common stock.

NOTE 20 - Fair Values of Financial Instruments
-------

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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)
-------

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                            March 31,
                                              --------------------------------------
                                                      1997                1996
                                              ------------------  ------------------
                                              Carrying    Fair    Carrying    Fair
                                               Amount    Value     Amount    Value
                                              --------  --------  --------  --------
   Financial Assets
     Cash and due from banks                  $ 25,362  $ 25,362  $ 23,224  $ 23,224
     Federal funds sold                         20,545    20,545    24,355    24,355
     Securities                                116,061   115,850   122,943   120,591
     Loans                                     232,363   232,723   188,953   189,465

   Financial Liabilities
     Deposits                                  354,458   354,673   323,816   324,090
     Securities sold under repurchase
      agreements                                10,687    10,687    12,199    12,199

   Off-balance Sheet Financial Instruments
     Loan commitments                                     78,861              69,281
     Letters of credit                                     4,624               4,566

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Summary
-------

     Net income for the first quarter of 1997 was $1,672,000, or $.52 per share, compared with $1,285,000, or $.41 per share, for the first quarter of 1996. Per share amounts are based on average shares outstanding of 3,234,424 for the first quarter of 1997 and 3,154,326 for the comparable period of 1996. On a per share basis, net income increased 26.8% over the first quarter of the prior year.

     Outstanding loans at March 31, 1997 of $232.4 million represented an increase of $43.4 million, or 23.0%, over March 31, 1996 and an increase of $12.4 million, or 5.6%, from December 31, 1996.

     Total deposits at March 31, 1997 of $354.5 million represented an increase of $30.6 million, or 9.5%, over March 31, 1996 and an increase of $9.4 million, or 2.7%, from December 31, 1996.

     In the first quarter, net interest income increased 15.7% over the previous year. An increase in non-interest expense of 2.5% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the three months ended March 31, 1997 and 1996 (tax equivalent basis and dollars in thousands).


                                         Three Months Ended
                                              March 31,
                                      ------------------------
                                         1997          1996
                                      ----------    ----------
Interest Income                         $7,330        $6,504
Interest Expense                         2,540         2,363
                                        ------        ------

 Net Interest Income                     4,790         4,141
Provision for Loan Loss                    155           124
                                        ------        ------

 Net Interest Income After
   Provision for Loan Loss               4,635         4,017
Non-Interest Income                        762           729
Non-Interest Expense                     2,846         2,778
                                        ------        ------

 Income Before Income Tax                2,551         1,968
Income Tax Expense                         879           683
                                        ------        ------

   Net Income                           $1,672        $1,285
                                        ======        ======

Net Income per Share                    $  .52        $  .41

Return on Average Assets                  1.74%         1.46%

Return on Average Shareholders' Equity   18.99%        17.16%


Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

  The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 1997 and 1996 (rates on tax equivalent basis).


                                                              Three Months ended March 31,
                                          --------------------------------------------------------------------
                                                        1997                               1996
                                          ---------------------------------  ---------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 15,321     $  203        5.31%   $ 20,324     $  277        5.42%
  Investment Securities (Taxable)           115,273      1,736        6.11     119,321      1,789        6.02
  Investment Securities (Tax-exempt)            228          4        6.68          70          2       10.99
  Loans, Net of Unearned Discount/(1)/      226,677      5,387        9.64     184,454      4,436        9.67
                                           --------     ------                --------     ------
    Total Earning Assets                    357,499      7,330        8.32     324,169      6,504        8.07
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    22,652                             19,740
  Other Assets                               12,903                             11,884
  Allowance for Loan Losses                  (3,132)                            (2,546)
                                           --------                           --------
    Total Assets                           $389,922                           $353,247
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $122,616      1,036        3.42    $113,248        928        3.29
  Savings                                    50,347        497        4.00      40,618        409        4.05
  Savings Certificates                       47,109        556        4.79      48,878        598        4.92
  Certificates of Deposit
    $100,000 or more                         26,051        321        5.00      24,457        306        5.03
  Other Time                                    509          5        3.86         339          5        5.39
  Other Borrowings                           12,838        125        4.09      10,836        117        4.36
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      259,470      2,540        3.97     238,376      2,363        3.99
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                            92,605                             82,189
  Other Liabilities                           2,149                              2,180
  Shareholders' Equity                       35,698                             30,502
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $389,922                           $353,247
                                           ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $4,790        5.43                 $4,141        5.14
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

      Net interest income (tax equivalent) for the first quarter of 1997 was $4,790,000 which represented an increase of $649,000, or 15.7%, over the first quarter of 1996. This increase was heavily contributed to by a 22.9% increase in average loans for the first quarter of 1997 versus the same quarter last year.

      The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended March 31, 1997 and 1996.

                                                    ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                              (Dollars in Thousands)

                                        1st Qtr. 1997 vs. 1st Qtr. 1996     1st Qtr. 1996 vs. 1st Qtr. 1995
                                              Increase (Decrease)                 Increase (Decrease)
                                               Due to Changes in:                  Due to Changes in:
                                       --------------------------------     -------------------------------
                                         Volume       Rate      Total         Volume       Rate       Total
                                       ---------     ------     ------      --------      -----       -----
Interest Earning Assets:
 Federal Funds Sold                     $  (68)      $ (6)      $(74)        $  231       $(15)      $  216
 Investment Securities (Taxable)          (186)       133        (53)           102         49          151
 Investment Securities (Tax-exempt)          7         (5)         2             (9)        (1)         (10)
 Loans, Net of Unearned Discount         1,047        (96)       951          1,032          4        1,036
                                        ------       ----       ----         ------       ----       ------

 Total Interest Income                     800         26        826          1,356         37        1,393
                                        ------       ----       ----         ------       ----       ------

Interest-Bearing Liabilities:
 Deposits                                  169        -0-        169            407        156          563
 Other Borrowings                           50        (42)         8            149        (94)          55
 Notes Payable                             -0-        -0-        -0-             (1)       -0-           (1)
                                        ------       ----       ----         ------       ----       ------

 Total Interest Expense                    219        (42)       177            555         62          617
                                        ------       ----       ----         ------       ----       ------

Net Interest Income                     $  581       $ 68       $649         $  801       $(25)      $  776
                                        ======       ====       ====         ======       ====       ======


Provision for Loan Losses and Non-Performing Assets
---------------------------------------------------

  The Corporation's provision for loan losses was $3,327,000, or 1.43% of total loans, as of March 31, 1997 compared to $2,653,000, or 1.40% of total loans, as of March 31, 1996.

 Transactions in the provision for loan losses are summarized as follows (in thousands):

                                   Three Months Ended
                                        March 31,
                                   ------------------
                                     1997      1996
                                   ------    ------
Balance, Beginning of Period       $2,972    $2,500
Provisions, Charged to Income         155       124
Loans Charged-Off                     (19)      -0-
Recoveries of Loans Previously
 Charged-Off                          219        29
                                   ------    ------
  Net Loans Recovered                 200        29
                                   ------    ------

Balance, End of Period             $3,327    $2,653
                                   ======    ======

   The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                 March 31,  December 31,  September 30,  June 30,  March 31,
                                   1997         1996          1996         1996      1996
                                 ---------  ------------  -------------  --------  ---------

Non-Accrual Loans                   $1,005        $1,102         $1,282    $1,356     $1,066
Other Real Estate Owned                163           166            169       172        110
                                    ------        ------         ------    ------     ------

  Total Non-Performing Assets       $1,168        $1,268         $1,451    $1,528     $1,176
                                    ======        ======         ======    ======     ======

     Non-accrual loans to total loans were .43% at March 31, 1997 and non-performing assets were .50% of loans and other real estate owned at the same date.

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                   1997     1996     % Change
                                                  -------  -------  -----------

Service Charges on Deposit Accounts                 $ 437    $ 385        13.5%
Gains (Loss) on Sale of Investment  Securities        -0-        3          --
Non-recurring Income                                   53       32        65.6
Other Non-interest Income                             272      309       (12.0)
                                                    -----    -----

  Total Non-interest Income                         $ 762    $ 729         4.5%
                                                    =====    =====

    Non-recurring income is primarily interest recovered on loans charged-off in prior years. The decrease in other non-interest income was primarily due to decreases in fees earned from investment brokerage services and issuances of letters of credit.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).


                                    Three Months Ended March 31,
                                   -------------------------------
                                     1997       1996     % Change
                                   ---------  ---------  ---------

Salaries & Employee Benefits         $1,747     $1,655        5.6%
Occupancy Expense - Net                 197        180        9.4
Furniture and Equipment Expense         211        197        7.1
Other Real Estate Expense - Net          (3)        (5)        --
Other Expenses:
 Business Development                   101        105       (3.8)
 Insurance - Other                       27         27         --
 Legal & Professional Fees              109         98       11.2
 Taxes - Other                           28         23       21.7
 Postage & Courier                       68         74       (8.1)
 Printing & Supplies                     77         80       (3.8)
 Regulatory Fees & Assessments           42         51      (17.6)
 Other Operating Expenses               242        293      (17.4)
                                     ------     ------

   Total Other Expenses                 694        751       (7.6)
                                     ------     ------

   Total Non-interest Expense        $2,846     $2,778        2.5%
                                     ======     ======

  Total non-interest expense increased 2.5% in the first quarter of 1997 over 1996, reflecting increases in salaries and benefits, occupancy expense, furniture and equipment expenses, legal and professional expense and taxes-other. As a percent of average assets, non-interest expenses were 2.92% in the first quarter of 1997 and 3.16% in the same period of 1996. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.3% for the first quarter of 1997. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

  The increase in salaries and employee benefits for the first quarter of 1997 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by three in the first quarter of 1997 to an average full-time equivalent of 138.

  The increase in occupancy expense is primarily due to increased repairs and increased property taxes.

  The increase in furniture and equipment expense is primarily a result of increased depreciation for new furniture and equipment acquired in the past year.

 Legal and professional fees increased due to increased miscellaneous professional fees.

  Taxes-other increased due to increased state franchise taxes paid on increased levels of capital.

  Other operating expenses decreased in the first quarter of 1997 due to decreases in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 1997 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                    Total       Repriced
                                                                                     Rate        After
                                     Matures or Reprices within:                   Sensitive    1 Year or
                                  ---------------------------------
                                   30 Days      31-90      91-180       181 to      One Year   Non-interest
                                   or Less       Days       Days       One Year      or Less     Sensitive       Total
                                  ---------    --------  ---------    ---------    ----------    ---------      --------
Earning Assets:
  Loans                            $128,417     $10,175   $ 12,461     $ 18,138      $169,191     $ 63,172      $232,363
  Investment Securities               2,185       4,150      6,459       17,408        30,202       85,859       116,061
  Federal Funds Sold                 20,545         -0-        -0-          -0-        20,545          -0-        20,545
                                   --------    --------   --------     --------      --------     --------      --------

   Total Earning Assets             151,147      14,325     18,920       35,546       219,938      149,031       368,969
                                   --------    --------   --------     --------      --------     --------      --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings            182,014         -0-        -0-          -0-       182,014          -0-       182,014
  Certificate of Deposits
    >$100,000                         8,916       4,621      5,721        7,170        26,428          617        27,045
  Other Time Deposits                 6,844       8,908     12,043       14,475        42,270        5,159        47,429
  Repurchase Agreements              10,687         -0-        -0-          -0-        10,687          -0-        10,687
                                   --------    --------   --------     --------      --------     --------      --------

   Total Interest Bearing
    Liabilities                     208,461      13,529     17,764       21,645       261,399        5,776       267,175
                                   --------    --------   --------     --------      --------     --------      --------

Interest Sensitivity
 Gap                               $(57,314)   $    796   $  1,156     $ 13,901      $(41,461)    $143,255      $101,794
                                   ========    ========   ========     ========      ========     ========      ========
Cumulative Gap                     $(57,314)   $(56,518)  $(55,362)    $(41,461)
                                   ========    ========   ========     ========

Cumulative Gap to
 Total Earning Assets               (15.5%)     (15.3%)    (15.0%)      (11.2%)

Cumulative Gap to
 Total Assets                       (14.2%)     (14.0%)    (13.7%)      (10.3%)

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (10.3%) was reversed to a positive 14.9% "beta adjusted" gap position.

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

    At March 31, 1997, total capital to total assets was 8.90%.

    The Federal Reserve Board and Comptroller of the Currency also have risk-adjusted capital adequacy guidelines. Capital under these new guidelines is defined as Tier I and Tier II. At Summit Bancshares, Inc. the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1997, the Corporation's Tier I capital represented 14.40% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.65% of risk weighted assets. Both ratios are well above current regulatory guidelines.

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

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11   Computation of Earnings Per Common Share

               27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending March 31, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUMMIT BANCSHARES, INC.
                                                 Registrant



Date:    May 1, 1997                     By: /s/  Philip E. Norwood
     ------------------                     ------------------------------------
                                            Philip E. Norwood, President and
                                            Chief Executive Officer

Date:    May 1, 1997                     By: /s/  Bob G. Scott
     ------------------                     -----------------------------------
                                            Bob G. Scott, Senior Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                 Page No.
-------                                                 --------



11             Computation of Earnings Per Common Share

27             Financial Data Schedule