Form 10-Q
period 1997-06-30
SUMMIT BANCSHARES INC /TX/
filed 1997-08-06
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from __________ to __________.


                        COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Texas                                                   75-1694807
------------------------                                  ----------------------
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

The number of shares of common stock, $1.25 par value, outstanding at June 30, 1997 was 3,236,286 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.


Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1997
          and 1996 and at December 31, 1996                                 4

          Consolidated Statements of Income for the Three Months
          and Six Months Ended June 30, 1997 and 1996 and for
          the Year Ended December 31, 1996                                 5-6

          Consolidated Statements of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 1997 and
          1996 and for the Year Ended December 31, 1996                     7

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1997 and 1996 and for the
          Year Ended December 31, 1996                                     8-9

          Notes to Consolidated Financial Statements for the Six
          Months Ended June 30, 1997 and 1996 and for the
          Year Ended December 31, 1996                                    10-21

The June 30, 1997 and 1996 and the December 31, 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Six Months
          Ended June 30, 1997 and 1996                                    22-28

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                   June 30,         (Unaudited)
                                                            ----------------------  December 31,
                                                               1997        1996         1996
                                                            ----------  ----------  ------------
                          ASSETS                                       (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                             $ 28,170    $ 21,854       $ 28,339
FEDERAL FUNDS SOLD                                             10,900      14,815         20,350
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                  61,276      59,700         58,576
 Securities Held-to-Maturity, at cost (fair value of           52,379      66,420         58,437
 $52,462,000, $65,797,000, and $58,629,000
   June 30, 1997 and 1996 and December 31, 1996,
   respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                             246,816     201,973        220,006
      Allowance for Loan Losses                                (3,512)     (2,829)        (2,972)
                                                             --------    --------       --------
     LOANS, NET                                               243,304     199,144        217,034

PREMISES AND EQUIPMENT - NOTE 4                                 7,665       7,320          7,105
ACCRUED INCOME RECEIVABLE                                       3,310       3,491          3,189
OTHER REAL ESTATE - NOTE 5                                        151         172            166
OTHER ASSETS                                                    2,776       2,033          2,052
                                                             --------    --------       --------

     TOTAL ASSETS                                            $409,931    $374,949       $395,248
                                                             ========    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                 $105,226    $ 94,051       $103,695
  Interest-Bearing                                            255,723     235,419        241,328
                                                             --------    --------       --------

     TOTAL DEPOSITS                                           360,949     329,470        345,023

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                              9,027      11,514         13,209
ACCRUED INTEREST PAYABLE                                          616         581            638
OTHER LIABILITIES                                               1,466       1,391          1,298
                                                             --------    --------       --------

     TOTAL LIABILITIES                                        372,058     342,956        360,168
                                                             --------    --------       --------

COMMITMENTS AND CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 3,236,286, 3,209,386 and 3,233,036 shares
   issued and outstanding at June 30, 1997 and 1996 and
   at December 31, 1996, respectively                           4,045       4,012          4,041
  Capital Surplus                                               4,183       4,121          4,167
  Retained Earnings                                            29,505      23,979         26,644
  Unrealized Gain (Loss) on Investment Securities
    Available for Sale, Net of Tax                                140        (119)           228
                                                             --------    --------       --------

     TOTAL SHAREHOLDERS' EQUITY                                37,873      31,993         35,080
                                                             --------    --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $409,931    $374,949       $395,248
                                                             ========    ========       ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                        (Unaudited)
                                                     For the Six Months        (Unaudited)
                                                       Ended June 30,          Year Ended
                                                     ------------------       December 31,
                                                       1997       1996            1996
                                                     -------    -------         -------
                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                          $11,330    $ 9,060         $19,274
 Interest and Dividends on Investment Securities:
   Taxable                                             3,538      3,666           7,405
   Exempt from Federal Income Taxes                        9          1               1
 Interest on Federal Funds Sold                          319        492             897
                                                     -------    -------         -------

    TOTAL INTEREST INCOME                             15,196     13,219          27,577
                                                     -------    -------         -------

INTEREST EXPENSE
 Interest on Deposits                                  4,996      4,488           9,243
 Interest on Securities Sold Under
  Agreements to Repurchase                               257        236             528
                                                     -------    -------         -------

    TOTAL INTEREST EXPENSE                             5,253      4,724           9,771
                                                     -------    -------         -------

    NET INTEREST INCOME                                9,943      8,495          17,806
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                 352        288             819
                                                     -------    -------         -------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                         9,591      8,207          16,987
                                                     -------    -------         -------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                    900        787           1,645
 Loss on Sale of Investment Securities                   -0-         (7)            (14)
 Other Income                                            682        680           1,345
                                                     -------    -------         -------

    TOTAL NON-INTEREST INCOME                          1,582      1,460           2,976
                                                     -------    -------         -------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                        3,575      3,352           6,753
 Occupancy Expense - Net                                 387        387             772
 Furniture and Equipment Expense                         431        400             800
 Other Real Estate Owned Expense - Net                    (8)        16              10
 Other Expense                                         1,537      1,425           2,582
                                                     -------    -------         -------

    TOTAL NON-INTEREST EXPENSE                         5,922      5,580          10,917
                                                     -------    -------         -------

    INCOME BEFORE INCOME TAXES                         5,251      4,087           9,046

APPLICABLE INCOME TAXES - NOTE 9                       1,807      1,407           3,103
                                                     -------    -------         -------

    NET INCOME                                       $ 3,444    $ 2,680         $ 5,943
                                                     =======    =======         =======

    NET INCOME PER SHARE - NOTE 14                   $  1.06    $   .84         $ $1.86
                                                     =======    =======         =======



The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                (Unaudited)
                                                         For the Three Months Ended
                                                                  June 30,
                                                         --------------------------
                                                          1997                1996
                                                         ------              ------
                                                    (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                              $5,946              $4,627
 Interest and Dividends on Investment Securities:
   Taxable                                                1,802               1,876
   Exempt from Federal Income Taxes                           6                 -0-
 Interest on Federal Funds Sold                             116                 218
                                                         ------              ------

   TOTAL INTEREST INCOME                                  7,870               6,721
                                                         ------              ------

INTEREST EXPENSE
 Interest on Deposits                                     2,586               2,242
 Interest on Securities Sold Under Agreements
  to Repurchase                                             127                 119
                                                         ------              ------

   TOTAL INTEREST EXPENSE                                 2,713               2,361
                                                         ------              ------

   NET INTEREST INCOME                                    5,157               4,360
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                    197                 164
                                                         ------              ------

   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                             4,960               4,196
                                                         ------              ------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                       463                 402
 Loss on Sale of Investment Securities                      -0-                 (10)
 Other Income                                               357                 339
                                                         ------              ------

   TOTAL NON-INTEREST INCOME                                820                 731
                                                         ------              ------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                           1,828               1,697
 Occupancy Expense - Net                                    190                 207
 Furniture and Equipment Expense                            220                 203
 Other Real Estate Owned Expense - Net                       (5)                 21
 Other Expense                                              843                 674
                                                         ------              ------

   TOTAL NON-INTEREST EXPENSE                             3,076               2,802
                                                         ------              ------

   INCOME BEFORE INCOME TAXES                             2,704               2,125

APPLICABLE INCOME TAXES - NOTE 9                            932                 730
                                                         ------              ------

   NET INCOME                                            $1,772              $1,395
                                                         ======              ======

   NET INCOME PER SHARE  - NOTE 14                       $  .54              $  .43
                                                         ======              ======



The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)

                                                                          Unrealized
                                  Common Stock                            Gain (Loss)
                              --------------------  Capital   Retained   on Investment   Treasury
                                Shares     Amount   Surplus   Earnings  Securities-Net    Stock      Total
                              ----------  --------  --------  --------  ---------------  --------  ---------
                                              (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1996              3,149,886    $3,937    $4,109    $21,745       $  334      $ -0-      $30,125

Net Income for the
 Six Months Ended
 June 30, 1996                                                   2,680                                2,680

Stock Options Exercised          59,500        75        12                                              87

Cash Dividend $.14
 Per Share                                                        (446)                                (446)

Securities Available-for-
 Sale Adjustment                                                               (453)                   (453)
                              ---------    ------    ------    -------        -----      -----      -------
BALANCE AT
 JUNE 30, 1996                3,209,386     4,012     4,121     23,979         (119)       -0-       31,993

Net Income for the
 Six Months Ended
 December 31, 1996                                               3,263                                3,263

Stock Options Exercised          32,650        40        46                                              86

Purchases of Stock Held in
 Treasury                                                                                 (157)        (157)

Retirement of Stock Held
   In Treasury                   (9,000)      (11)                (146)                    157          -0-

Cash Dividend $.14
 Per Share                                                        (452)                                (452)

Securities Available-for-
 Sale Adjustment                                                                347                     347
                              ---------    ------    ------    -------        -----      -----      -------
BALANCE AT
 DECEMBER 31, 1996            3,233,036     4,041     4,167     26,644          228        -0-       35,080

Net Income for the
 Six Months Ended
 June 30, 1997                                                   3,444                                3,444

Stock Options Exercised           3,250         4        16                                              20

Cash Dividend $.18
 Per Share                                                        (583)                                (583)

Securities Available-for-
 Sale Adjustment                                                                (88)                    (88)
                              ---------    ------    ------    -------        -----      -----      -------
BALANCE AT
 JUNE 30, 1997                3,236,286    $4,045    $4,183    $29,505       $  140      $ -0-      $37,873
                              =========    ======    ======    =======       ======      =====      =======



The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                  (Unaudited)
                                                                   June 30,            (Unaudited)
                                                             ---------------------    December 31,
                                                                1997       1996           1996
                                                              ---------  ---------    ------------
                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $  3,444   $  2,680       $  5,943
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                  396        376            762
    Net Premium Amortization of Investment Securities               44        180            310
    Provision for Loan Losses                                      352        288            819
    Deferred Income Taxes (Benefit)                                 48        (13)          (159)
    Loss on Sale of Investment Securities                          -0-          7             14
    Writedown of Other Real Estate                                   4          6             12
    Net Gain on Sale of Other Real Estate                          (21)       -0-            -0-
    Net (Gain) Loss on Sale of Premises and Equipment               (1)         1             (1)
    Increase in Accrued Income and Other Assets                   (887)      (548)          (270)
    Increase in Accrued Expenses and Other Liabilities             146        317            280
                                                              --------   --------       --------

      Total Adjustments                                             81        614          1,767
                                                              --------   --------       --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,525      3,294          7,710
                                                              --------   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease in Federal Funds Sold                             9,450     10,865          5,330
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                           9,494     12,150         20,001
    . Available-for-Sale                                         8,172     10,438         20,486
  Proceeds from Sales of Investment Securities                   3,505      9,016         14,527
  Purchase of Investment Securities
    . Held-to-Maturity                                          (7,029)   (15,164)       (19,174)
    . Available-for-Sale                                       (10,961)   (24,066)       (33,969)
  Loans Originated and Principal Repayments, Net               (26,842)   (23,677)       (42,171)
  Recoveries of Loans Previously Charged-Off                       259         68            115
  Proceeds from Sale of Other Real Estate                           32        -0-            -0-
  Proceeds from Sale of Premises and Equipment                       1          1              1
  Purchases of Premises and Equipment                             (956)      (539)          (710)
                                                              --------   --------       --------

      NET CASH USED BY INVESTING ACTIVITIES                    (14,875)   (20,908)       (35,564)
                                                              --------   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts           10,341     20,467         36,011
  Net Increase (Decrease) in Certificates of Deposit             5,585     (1,106)        (1,097)
  Net Decrease in Repurchase Agreements                         (4,182)    (2,014)          (319)
  Payments of Cash Dividends                                      (583)      (446)          (898)
  Purchase of Treasury Stock                                       -0-        -0-           (157)
  Proceeds from Stock Options Exercised                             20         87            173
                                                              --------   --------       --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                11,181     16,988         33,713
                                                              --------   --------       --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                                            (169)      (626)         5,859

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                     28,339     22,480         22,480
                                                              --------   --------       --------

CASH AND DUE FROM BANKS AT END OF PERIOD                      $ 28,170   $ 21,854       $ 28,339
                                                              ========   ========       ========

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:


                                                           (Unaudited)
                                                             June 30,      (Unaudited)
                                                          --------------   December 31,
                                                           1997     1996       1996
                                                          ------   ------  ------------
                                                          (In Thousands)

(1)  Interest Paid                                         $5,275  $4,778     $9,769
(2)  Income Taxes Paid                                      1,866   1,468      3,285
(3)  Other Real Estate Acquired in Settlement of Loans        -0-      65         65

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)

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

     Cash and Due From Banks
     -----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 1997 the average cash balance maintained at the Federal Reserve Bank was $3,876,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $14,075,000 during the same period.

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

NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                              June 30, 1997
                                              ---------------------------------------------
                                                            Gross        Gross
                                              Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains       Losses       Value
                                              ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                     $ 23,980     $108       $ (57)      $ 24,031
  U.S. Government Agencies
   and Corporations                              18,113       28         (40)        18,101
  U.S. Government Agency Mortgage
   Backed Securities                              9,693       59         (18)         9,734
  Obligations of States and
   Political Subdivisions                           593        3         -0-            596
                                               --------     ----       -----       --------

    Total Held-to-Maturity Securities            52,379      198        (115)        52,462
                                               --------     ----       -----       --------

Investment Securities - Available-for-Sale
  U.S. Treasury Securities                       55,445      249        (113)        55,581
  U.S. Government Agencies
    and Corporations                              2,988       20         -0-          3,008
  U.S. Government Agency Mortgage
    Backed Securities                             2,377       56         -0-          2,433
  Federal Reserve Bank Stock                        254      -0-         -0-            254
                                               --------     ----       -----       --------

     Total Available-for-Sale Securities         61,064      325        (113)        61,276
                                               --------     ----       -----       --------

        Total Investment Securities            $113,443     $523       $(228)      $113,738
                                               ========     ====       =====       ========

     In the above schedule the amortized cost of Total Held-to-Maturity
                               --------------
Securities of $52,379,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $61,276,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1997 for a total of $113,655,000. A net unrealized gain of $212,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)
------

     Investment securities with carrying value of $35,498,000 at June 30, 1997, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $35,499,000 at June 30, 1997.

                                                              June 30, 1996
                                              ---------------------------------------------
                                                           Gross       Gross
                                              Amortized  Unrealized  Unrealized     Fair
                                                Cost       Gains       Losses       Value
                                              ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                     $ 31,044     $109     $  (243)      $ 30,910
  U.S. Government Agencies
   and Corporations                              24,802        4        (344)        24,462
  U.S. Government Agency Mortgage
   Backed Securities                             10,574        5        (154)        10,425
                                               --------     ----     -------       --------

    Total Held-to-Maturity Securities            66,420      118        (741)        65,797
                                               --------     ----     -------       --------

Investment Securities - Available-for-Sale
  U.S. Treasury Securities                       51,530      160        (396)        51,294
  U.S. Government Agencies
    and Corporations                              4,490       35         (18)         4,507
  U.S. Government Agency Mortgage
    Backed Securities                             3,606       49         (10)         3,645
  Federal Reserve Bank Stock                        254      -0-         -0-            254
                                               --------     ----     -------       --------

     Total Available-for-Sale Securities         59,880      244        (424)        59,700
                                               --------     ----     -------       --------

        Total Investment Securities            $126,300     $362     $(1,165)      $125,497
                                               ========     ====     =======       ========

     In the above schedule the amortized cost of Total Held-to-Maturity
                               --------------
Securities of $66,420,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $59,700,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1996 for a total of $126,120,000. A net unrealized loss of $180,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

     Proceeds from sales of securities were $3,505,000 and $9,016,000 during the first six months of 1997 and 1996, respectively and $14,527,000 during the year 1996. In the six months ended June 30, 1997, gains of $2,000 and losses of $2,000 were realized. In the six months ended June 30, 1996, gains of $11,000 and losses of $18,000 were realized. For the year ended December 31, 1996, losses from sales of securities of $27,000 were realized, but were partially offset by gains of $13,000.


NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                    June 30,
                             ----------------------  December 31,
                                1997        1996         1996
                                ----        ----         ----

Commercial                    $118,311    $ 94,263     $103,414
Real Estate Mortgage            78,459      69,730       76,771
Real Estate Construction        21,430      13,258       12,862
Loans to Individuals            29,370      25,412       27,674
Less:  Unearned Discount          (754)       (690)        (715)
                              --------    --------     --------
                               246,816     201,973      220,006
Allowance for Loan Losses       (3,512)     (2,829)      (2,972)
                              --------    --------     --------

     Loans - Net              $243,304    $199,144     $217,034
                              ========    ========     ========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                               Six Months Ended June 30,             Year Ended
                                               --------------------------           December 31,
                                                1997                1996                1996
                                               ------              ------           ------------

Balance, Beginning of Period                   $2,972              $2,500              $2,500
Provisions, Charged to Income                     352                 288                 819

Loans Charged-Off                                 (71)                (27)               (462)
Recoveries of Loans Previously
 Charged-Off                                      259                  68                 115
                                               ------              ------              ------

          Net Loans (Charged-Off) Recovered       188                  41                (347)
                                               ------              ------              ------

Balance, End of Period                         $3,512              $2,829              $2,972
                                               ======              ======              ======

    The provisions for loan losses charged to operating expenses during the six months ended June 30, 1997 and June 30, 1996 of $352,000 and $288,000,
respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1996, a provision of $819,000 was recorded.

    At June 30, 1997, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $433,000 (of which $433,000 were on non-accrual status). The related allowance for loan losses for these loans was $183,000. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $426,000. For this period the Corporation recognized interest income of $2,000 on these impaired loans.


NOTE 4 - Premises and Equipment
------

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                         June 30,
                                                    ------------------   December 31,
                                                      1997      1996         1996
                                                    --------  --------   ------------

Land                                                 $ 2,170   $ 1,446      $ 1,446
Buildings and Improvements                             7,375     7,359        7,375
Furniture & Equipment                                  5,415     5,146        5,182
                                                     -------   -------      -------

    Total Cost                                        14,960    13,951       14,003
Less:  Accumulated Amortization and Depreciation      (7,295)   (6,631)      (6,898)
                                                     -------   -------      -------

    Net Book Value                                   $ 7,665   $ 7,320      $ 7,105
                                                     =======   =======      =======

NOTE 5 - Other Real Estate
------

    The carrying value of other real estate is as follows (in thousands):

                                   June 30,
                             -------------------   December 31,
                               1997       1996        1996
                             --------   --------   ------------

Other Real Estate               $ 186    $ 207        $ 201
Valuation Reserve                 (35)     (35)         (35)
                                -----    -----        -----

    Net Other Real Estate       $ 151    $ 172        $ 166
                                =====    =====        =====

NOTE 5 - Other Real Estate (cont'd.)
------

    Transactions in the valuation reserve are summarized as follows (in thousands):


                                Six Months Ended June 30,            Year Ended
                                -------------------------           December 31,
                                 1997               1996                1996
                                ------             ------           ------------

Balance, Beginning of Period     $ 35               $ 35                $ 35
Provisions Charged to Income      -0-                -0-                 -0-
Reductions from Sales             -0-                -0-                 -0-
                                 ----               ----                ----

Balance, End of Period           $ 35               $ 35                $ 35
                                 ====               ====                ====


    Direct writedowns of other real estate charged to income were $4,000 for the six months ended June 30, 1997 and $6,000 for the six months ended June 30, 1996 and $12,000 for the year ended December 31, 1996.


NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                    June 30,
                                              --------------------- December 31,
                                                 1997        1996       1996
                                              ---------- ---------- ------------

Noninterest-Bearing Demand Deposits            $105,226   $ 94,051    $103,695
                                               --------   --------    --------
Interest-Bearing Deposits:
 Interest-Bearing Transaction
     Accounts and Money Market Funds            128,077    115,327     119,316
 Savings                                         49,600     47,641      49,048
 Savings Certificates - Time                     47,503     47,581      47,025
 Certificates of Deposits $100,000 or more       29,838     24,431      25,434
 Other                                              705        439         505
                                               --------   --------    --------
   Total                                        255,723    235,419     241,328
                                               --------   --------    --------
       Total Deposits                          $360,949   $329,470    $345,023
                                               ========   ========    ========


NOTE 7 - Securities Sold Under Repurchase Agreements
------

     Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                Six Months Ended June 30,    Year Ended
                                                -------------------------   December 31,
                                                  1997             1996         1996
                                                --------         --------   -------------

Securities Sold Under Repurchase Agreements:
    Average                                      $12,038          $11,059      $12,181
    Period-End                                     9,027           11,514       13,209
    Maximum Month-End Balance During Period       13,212           12,199       14,453
Interest Rate
    Average                                         4.28%            4.31%        4.33%
    Period-End                                      4.50             4.31         4.35

NOTE 8 - Other Non-Interest Expense
------

    The significant components of other non-interest expense are as follows (in thousands):

                                   Six Months Ended June 30,   Year Ended
                                   -------------------------  December 31,
                                    1997               1996       1996
                                   ------             ------  ------------

Business Development               $  273             $  218     $  426
Legal and Professional Fees           248                205        442
Printing and Supplies                 174                154        303
Regulatory Fees and Assessments        85                102        134
Other                                 757                746      1,277
                                   ------             ------     ------

  Total                            $1,537             $1,425     $2,582
                                   ======             ======     ======

NOTE 9 - Income Taxes
------

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                         June 30,
                                      --------------   December 31,
                                      1997      1996       1996
                                      ----      ----   ------------

Current Tax Asset                     $ 37      $ 46       $ 26
Deferred Tax Asset                     542       481        449
                                      ----      ----       ----

  Total Included in Other Assets      $579      $527       $475
                                      ====      ====       ====

  The deferred tax asset at June 30, 1997 of $542,000 included $72,000 related to unrealized gains on Available-for-Sale Securities.

  The components of income tax expense were as follows (in thousands):


                                       Six Months Ended June 30,    Year Ended
                                       --------------------------  December 31,
                                        1997                1996       1996
                                       ------              ------  ------------
                                                                   C>

Federal Income Tax Expense
 Current                               $1,857              $1,420     $3,240
 Deferred                                 (50)                (13)      (137)
                                       ------              ------     ------

   Total Federal Income Tax Expense    $1,807               1,407     $3,103
                                       ======              ======     ======

   Effective Tax Rates                   34.4%               34.4%      34.3%
                                       ======              ======     ======

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):



                                        Six Months Ended June 30,    Year Ended
                                        -------------------------   December 31,
                                         1997               1996        1996
                                        ------             ------   ------------

Federal Income Taxes at Statutory
 Rate of 34%                            $1,785             $1,389      $3,076
Effect of Tax Exempt Interest Income        (5)                (5)         (8)
Non-deductible Expenses                     23                 24          39
Other                                        4                 (1)         (4)
                                        ------             ------      ------

 Income Taxes Per Income Statement      $1,807             $1,407      $3,103
                                        ======             ======      ======

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

     At June 30, 1997, outstanding documentary and standby letters of credit totaled $3,098,000 and commitments to extend credit totaled $82,853,000.


NOTE 12 - Stock Option Plans
-------

     The Corporation adopted an Incentive Stock Option Plan ("1993 Plan") with 300,000 shares (adjusted for the April 1993 and December 1995 two-for-one stock splits) of common stock reserved for grants thereunder. The Board of Directors and the Shareholders have approved a new plan, the 1997 Incentive Stock Option Plan ("1997 Plan"). The 1997 Plan reserved 300,000 shares for grants
thereunder.   These plans provide for the granting to management employees of
Summit Bancshares, Inc. and subsidiaries, incentive stock options, as defined under the current tax law. The options will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.


     Options under both plans will be granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant. The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1996, or the six months ended June 30, 1997.

    The following is a summary of transactions during the periods presented:

                                            Shares Under Option
                                     ----------------------------------
                                       Six Months
                                         Ended           Year Ended
                                     June 30, 1997   December 31, 1996
                                     --------------  ------------------

Outstanding, Beginning of Period        232,050            301,400
Additional Options Granted During
  the Period                             36,076             29,800
Forfeited During the Period                (400)            (1,000)
Exercised During the Period              (3,250)           (98,150)
                                        -------            -------

  Outstanding, End of Period            264,476            232,050
                                        =======            =======

     Options outstanding at June 30, 1997 ranged in price from $6.00 to $26.38 per share with a weighted average exercise price of $8.12 and with 188,975 shares exercisable. At June 30, 1997, there remained 94 shares reserved for future grants of options under the 1993 Plan and 288,750 shares reserved for future grants of options under the 1997 Plan.


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
                                                                                     ======    ======

Prepaid (accrued) pension cost included the following components (in thousands):
                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                      1996      1995
                                                                                    --------  --------

Service Cost - benefits earned during the period                                     $  195    $  154
Interest cost on projected benefit obligation                                           131       140
Less: Actual return on plan assets                                                     (153)     (260)
Net amortization and deferral                                                            (2)      145
                                                                                     ------    ------

   Net periodic pension cost                                                         $  171    $  179
                                                                                     ======    ======

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8 percent and 5 percent, respectively. The expected long-term rate of return on plan assets was 8 percent.

     The market value of plan assets at June 30, 1997 was $2,747,000. There was a contribution to the plan during 1997 of $370,000 and prepaid pension cost at June 30, 1997 was $479,000.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $168,000 and $112,000 during the first six months of 1997 and 1996, respectively, and $239,000 for the year 1996.

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

NOTE 14 - Earnings per Share
-------

     Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                 Shares
                                ---------
Periods of Six Months Ended:

  June 30, 1997                 3,235,245
  June 30, 1996                 3,173,646

Year Ended December 31, 1996    3,199,480

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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                           June 30,
                                      -----------------
                                        1997      1996
                                      -------   -------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:

     Commitments to Extend Credit     $82,853   $72,199

     Documentary and Standby
       Letters of Credit                3,098     6,128

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

NOTE 18 - Stock Repurchase Plan
-------

     On April 15, 1997, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 161,782 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

     In 1996, 9,000 shares were purchased by the Corporation through a similar repurchase plan through the open market. Such shares were canceled and returned to authorized and unissued status. In the first six months of 1997, no shares were purchased.


NOTE 19 - Subsequent Event
-------

     On July 16, 1997, the Board of Directors of the Corporation approved a quarterly dividend of $.09 per share to be paid on August 15, 1997 to shareholders of record on August 1, 1997.


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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)
-------

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                             June 30,
                                              --------------------------------------
                                                      1997               1996
                                              ------------------  ------------------
                                              Carrying    Fair    Carrying    Fair
                                               Amount    Value     Amount    Value
                                              --------  --------  --------  --------
   Financial Assets
     Cash and due from banks                  $ 28,170  $ 28,170  $ 21,854  $ 21,854
     Federal funds sold                         10,900    10,900    14,815    14,815
     Securities                                113,655   113,738   126,120   125,497
     Loans                                     246,816   245,620   201,973   202,477

   Financial Liabilities
     Deposits                                  360,949   361,026   329,470   329,648
     Securities sold under repurchase
      agreements                                 9,027     9,027    11,514    11,514

   Off-balance Sheet Financial Instruments
     Loan commitments                                     82,853              72,199
     Letters of credit                                     3,098               6,128

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Summary
-------

     Net income for the second quarter of 1997 was $1,772,000, or $.54 per share, compared with $1,395,000, or $.43 per share, for the second quarter of 1996. On a per share basis, net income increased 25.6% over the second quarter of the prior year.

     Net income for the first six months of 1997 was $3,444,000, or $1.06 per share, compared with $2,680,000, or $.84 per share for the first six months of 1996. Per share amounts are based on average shares outstanding of 3,235,245 for the first six months of 1997 and 3,173,646 for the first six months of 1996.

     Outstanding loans at June 30, 1997 of $246.8 million represented an increase of $44.8 million, or 22.2%, over June 30, 1996 and an increase of $26.8 million, or 12.2%, from December 31, 1996.

     Total deposits at June 30, 1997 of $361.0 million represented an increase of $31.5 million, or 9.6%, over June 30, 1996 and an increase of $15.9 million, or 4.6%, from December 31, 1996.

     In the second quarter, net interest income increased 18.3% over the previous year. An increase in non-interest expense of 9.8% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the six months ended June 30, 1997 and 1996 (tax equivalent basis and dollars in thousands).

                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                          ------------------   ------------------
                                            1997      1996       1997      1996
                                          --------  --------   --------  --------
Interest Income                            $7,874    $6,725     $15,204   $13,226
Interest Expense                            2,713     2,361       5,253     4,724
                                           ------    ------     -------   -------
 Net Interest Income                        5,161     4,364       9,951     8,502
Provision for Loan Loss                       197       164         352       288
                                           ------    ------     -------   -------

 Net Interest Income After
   Provision for Loan Loss                  4,964     4,200       9,599     8,214
Non-Interest Income                           820       731       1,582     1,460
Non-Interest Expense                        3,076     2,802       5,922     5,580
                                           ------    ------     -------   -------

 Income Before Income Tax                   2,708     2,129       5,259     4,094
Income Tax Expense                            936       734       1,815     1,414
                                           ------    ------     -------   -------

   Net Income                              $1,772    $1,395     $ 3,444   $ 2,680
                                           ======    ======     =======   =======

Net Income per Share                       $  .54    $  .43     $  1.06   $   .84

Return on Average Assets                     1.76%     1.53%       1.75%     1.50%

Return on Average Stockholders' Equity*     19.15%    17.86%      19.07%    17.41%

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

                                                              Three Months ended June 30,
                                          -------------------------------------------------------------------
                                                        1997                                 1996
                                          --------------------------------   --------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  ----------   ----------  --------  ----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $  8,442     $  116        5.44%   $ 16,523     $  218        5.25%
  Investment Securities (Taxable)           115,598      1,801        6.25     124,817      1,875        6.04
  Investment Securities (Tax-exempt)            595         10        6.45          25          1        8.12
  Loans, Net of Unearned Discount/(1)/      245,235      5,947        9.73     194,352      4,631        9.58
                                           --------     ------                --------     ------
    Total Earning Assets                    369,870      7,874        8.54     335,717      6,725        8.05
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    24,083                             21,074
  Other Assets                               13,056                             12,189
  Allowance for Loan Losses                  (3,413)                            (2,714)
                                           --------                           --------
    Total Assets                           $403,596                           $366,266
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $128,018      1,133        3.55    $115,116        925        3.23
  Savings                                    49,882        516        4.15      45,729        455        4.00
  Savings Certificates                       47,008        571        4.87      48,069        563        4.71
  Certificates of Deposit
    $100,000 or more                         28,184        358        5.09      24,339        295        4.87
  Other Time                                    566          8        5.43         380          4        4.54
  Other Borrowings                           11,248        127        4.49      11,283        119        4.26
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      264,906      2,713        4.11     244,916      2,361        3.88
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                            99,359                             87,939
  Other Liabilities                           2,210                              2,093
  Shareholders' Equity                       37,121                             31,318
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $403,596                           $366,266
                                           ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $5,161        5.60                 $4,364        5.23
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

                                                              Six Months ended June 30,
                                          ------------------------------------------------------------------
                                                        1997                              1996
                                          --------------------------------  --------------------------------
                                           Average               Average     Average               Average
                                          Balances   Interest  Yield/Rate   Balances   Interest  Yield/Rate
                                          ---------  --------  -----------  ---------  --------  -----------
                                                                (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 11,863   $   320        5.35%   $ 18,423   $   492        5.34%
  Investment Securities (Taxable)           115,436     3,537        6.18     121,778     3,666        6.03
  Investment Securities (Tax-exempt)            413        13        6.50          47         1        8.12
  Loans, Net of Unearned Discount/(1)/      236,007    11,334        9.68     189,403     9,067        9.63
                                           --------   -------                --------   -------
    Total Earning Assets                    363,719    15,204        8.43     329,651    13,226        8.06
                                                      -------                           -------

Non-interest Earning Assets:
  Cash and Due From Banks                    23,371                            20,407
  Other Assets                               12,980                            12,037
  Allowance for Loan Losses                  (3,273)                           (2,630)
                                           --------                          --------
    Total Assets                           $396,797                          $359,465
                                           ========                          ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds          $125,331     2,169        3.49    $114,182     1,853        3.26
  Savings                                    50,113     1,013        4.08      43,174       864        4.03
  Savings Certificates                       47,059     1,127        4.83      48,473     1,161        4.82
  Certificates of Deposit
    $100,000 or more                         27,123       679        5.05      24,398       600        4.95
  Other Time                                    538        14        5.09         359        10        4.94
  Other Borrowings                           12,038       251        4.28      11,059       236        4.31
                                           --------   -------                --------   -------
    Total Interest-Bearing Liabilities      262,202     5,253        4.04     241,645     4,724        3.93
                                                      -------                           -------

Non-interest Bearing Liabilities:
  Demand Deposits                            96,001                            85,064
  Other Liabilities                           2,180                             2,039
  Shareholders' Equity                       36,414                            30,717
                                           --------                          --------
    Total Liabilities and
      Shareholders' Equity                 $396,797                          $359,465
                                           ========                          ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                          $ 9,951        5.52               $ 8,502        5.18
                                                      =======                           =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

      Net interest income (tax equivalent) for the second quarter of 1997 was $5,161,000 which represented an increase of $797,000, or 18.3%, over the second quarter of 1996. This increase was heavily contributed to by a 26.2% increase in average loans for the second quarter of 1997 versus the same quarter last year.

      The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended June 30, 1997 and 1996.

                                           ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                        (Dollars in Thousands)

                                    2nd Qtr. 1997 vs. 2nd Qtr. 1996     Six Mos. 1997 vs. Six Mos. 1996
                                           Increase (Decrease)                 Increase (Decrease)
                                           Due to Changes in:                  Due to Changes in:
                                    -------------------------------     -------------------------------
                                         Volume   Rate   Total              Volume   Rate   Total
                                        --------  ----   ------            --------  ----  -------
Interest Earning Assets:
 Federal Funds Sold                     $ (153)   $ 51   $ (102)            $ (175)  $  3  $ (172)
 Investment Securities (Taxable)          (407)    333      (74)              (335)   206    (129)
 Investment Securities (Tax-exempt)         10      (1)       9                 13     (1)     12
 Loans, Net of Unearned Discount         1,242      74    1,316              2,220     47   2,267
                                        ------    ----   ------             ------   ----  ------

 Total Interest Income                     692     457    1,149              1,723    255   1,978
                                        ------    ----   ------             ------   ----  ------

Interest-Bearing Liabilities:
 Deposits                                  203     141      344                378    136     514
 Other Borrowings                           (2)     10        8                 20     (5)     15
                                        ------    ----   ------             ------   ----  ------
 Total Interest Expense                    201     151      352                398    131     529
                                        ------    ----   ------             ------   ----  ------

Net Interest Income                     $  491    $306   $  797             $1,325   $124  $1,449
                                        ======    ====   ======             ======   ====  ======


Provision for Loan Losses and Non-Performing Assets
---------------------------------------------------

  The Corporation's provision for loan losses was $3,512,000, or 1.42% of total loans, as of June 30, 1997 compared to $2,829,000, or 1.40% of total loans, as of June 30, 1996.

 Transactions in the provision for loan losses are summarized as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                      --------------------  -------------------
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  ---------
Balance, Beginning of Period            $3,327     $2,653    $2,972     $2,500
Provisions, Charged to Income              197        164       352        288
Loans Charged-Off                          (52)       (27)      (71)       (27)
Recoveries of Loans Previously
   Charged-Off                              40         39       259         68
                                        ------     ------    ------     ------
           Net Loans (Charged-Off)
              Recovered                    (12)        12       188         41
                                        ------     ------    ------     ------

Balance, End of Period                  $3,512     $2,829    $3,512     $2,829
                                        ======     ======    ======     ======

   The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                 June 30,  March 31,  December 31,  September 30,  June 30,
                                   1997      1997         1996          1996         1996
                                 --------  ---------  ------------  -------------  --------

Non-Accrual Loans                  $  901     $1,005        $1,102         $1,282    $1,356
Other Real Estate Owned               151        163           166            169       172
                                   ------     ------        ------         ------    ------

  Total Non-Performing Assets      $1,052     $1,168        $1,268         $1,451    $1,528
                                   ======     ======        ======         ======    ======

     Non-accrual loans to total loans were .37% at June 30, 1997 and non-performing assets were .43% of loans and other real estate owned at the same date.

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                          ------------------------  ----------------------------
                                          1997    1996   % Change    1997      1996    % Change
                                          -----  ------  ---------  -------  --------  ---------

Service Charges on Deposit Accounts       $ 463  $ 402       15.2%   $  900   $  787       14.4%
Loss on Sale of Investment  Securities      -0-    (10)        --       -0-       (7)        --
Non-recurring Income                         34     37       (8.1)       87       69       26.1
Other Non-interest Income                   323    302        7.0       595      611       (2.6)
                                          -----  -----               ------   ------

  Total Non-interest Income               $ 820  $ 731       12.2    $1,582   $1,460        8.4
                                          =====  =====               ======   ======

   Non-recurring income is primarily interest recovered on loans charged-off in prior years. The decrease in other non-interest income for the six months ended June 30, 1997 was primarily due to decreases in fees earned from investment brokerage services and issuances of letters of credit.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          --------------------------  ----------------------------
                                           1997     1996   % Change     1997     1996    % Change
                                          ------   ------  --------   --------  -------  ---------

Salaries & Employee Benefits              $1,828   $1,697      7.7%   $3,575    $3,352       6.7%
Occupancy Expense - Net                      190      207     (8.2)      387       387        --
Furniture and Equipment Expense              220      203      8.4       431       400       7.8
Other Real Estate Expense - Net               (5)      21       --        (8)       16        --
Other Expenses:
 Business Development                        172      113     52.2       273       218      25.2
 Insurance - Other                            20       24    (16.7)       47        51      (7.8)
 Legal & Professional Fees                   139      107     29.9       248       205      21.0
 Taxes - Other                                45       24     87.5        73        47      55.3
 Postage & Courier                            64       56     14.3       132       130       1.5
 Printing & Supplies                          97       74     31.1       174       154      13.0
 Regulatory Fees & Assessments                43       51    (15.7)       85       102     (16.7)
 Other Operating Expenses                    263      225     16.9       505       518      (2.5)
                                          ------   ------             ------    ------

   Total Other Expenses                      843      674     25.1     1,537     1,425       7.9
                                          ------   ------             ------    ------

   Total Non-interest Expense             $3,076   $2,802      9.8    $5,922    $5,580       6.1
                                          ======   ======             ======    ======

  Total non-interest expense increased 9.8% in the second quarter of 1997 over 1996, reflecting increases in salaries and benefits, furniture and equipment expenses, business development, legal and professional expense, taxes-other and printing and supplies. As a percent of average assets, non-interest expenses were 3.07% in the second quarter of 1997, the same as in the second quarter of 1996. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.5% for the second quarter of 1997. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

  The increase in salaries and employee benefits for the second quarter of 1997 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by three in the second quarter of 1997 to an average full-time equivalent of 138 compared to the same quarter last year.

  The increase in furniture and equipment expense is primarily a result of increased depreciation for new furniture and equipment acquired in the past year.

  Business development expense increased as a result of increased advertising expenses related to the new name for Summit Community Bank.

  Legal and professional fees increased due to increased miscellaneous legal fees and miscellaneous other professional fees.

  Taxes-other increased due to additional state franchise taxes paid on increased levels of capital and additional taxes due as a result of audits of franchise tax returns of all SBI entities for the four years prior to 1996.

  The increase in printing and supplies was also primarily related to the expenses of the Summit Community Bank name change.

  Other operating expenses increased in the second quarter of 1997 due to increases in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 1997 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                        Total        Repriced
                                           Matures or Reprices within:                   Rate          After
                                    ----------------------------------------------     Sensitive     1 Year or
                                    30 Days       31-90      91-180        181 to      One Year    Non-interest
                                    or Less        Days       Days        One Year      or Less      Sensitive     Total
                                    --------    --------    --------     ---------     --------    ------------  --------
Earning Assets:
  Loans                             $137,717    $  6,538    $  9,775     $ 15,744      $169,774     $ 77,042      $246,816
  Investment Securities                  367       4,118       6,617       19,172        30,274       83,381       113,655
  Federal Funds Sold                  10,900         -0-         -0-          -0-        10,900          -0-        10,900
                                    --------    --------    --------     --------      --------     --------      --------

   Total Earning Assets              148,984      10,656      16,392       34,916       210,948      160,423       371,371
                                    --------    --------    --------     --------      --------     --------      --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings             177,677         -0-         -0-          -0-       177,677          -0-       177,677
  Certificate of Deposits
    >$100,000                          6,399       5,638       7,668        8,564        28,269        1,569        29,838
  Other Time Deposits                  6,038       9,661      11,136       16,034        42,869        5,339        48,208
  Repurchase Agreements                9,027         -0-         -0-          -0-         9,027          -0-         9,027
                                    --------    --------    --------     --------      --------     --------      --------

   Total Interest Bearing
    Liabilities                      199,141      15,299      18,804       24,598       257,842        6,908       264,750
                                    --------    --------    --------     --------      --------     --------      --------

Interest Sensitivity
 Gap                                $(50,157)   $ (4,643)   $ (2,412)    $ 10,318      $(46,894)    $153,515      $106,621
                                    ========    ========    ========     ========      ========     ========      ========
Cumulative Gap                      $(50,157)   $(54,800)   $(57,212)    $(46,894)
                                    ========    ========    ========     ========

Cumulative Gap to
 Total Earning Assets                 (13.5%)     (14.8%)     (15.4%)      (12.6%)

Cumulative Gap to
 Total Assets                         (12.2%)     (13.4%)     (14.0%)      (11.4%)

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (11.4%) was reversed to a positive 13.3% "beta adjusted" gap position.

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

    At June 30, 1997, total capital to total assets was 9.24%.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 1997, the Corporation's Tier I capital represented 14.41% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.66% of risk weighted assets. Both ratios are well above current regulatory guidelines.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Change in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Corporation's annual shareholders' meeting, held on April 15, 1997, the shareholders of the Corporation:

          . ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 1997. The shareholder vote in this matter was 2,724,299 for, 99,366 against, and none abstaining.

          . ratified the adoption of the 1997 Incentive Stock Option Plan of the Corporation. The shareholder vote in this matter was 2,390,398 for, 427,107 against, and 6,160 abstaining.

          . elected the Board of Directors, consisting of thirteen (13) persons. The following directors, constituting the entire Board of Directors, were elected:


                                           For          Against       Abstain
                                        ---------       -------       -------
               Robert E. Bolen          2,749,565           -0-        74,100
               Joe L. Bussey, M.D.      2,711,009        38,556        74,100
               Elliott S. Garsek        2,749,565           -0-        74,100
               Ronald J. Goldman        2,748,069         1,496        74,100
               F.S. Gunn                2,746,565         3,000        74,100
               Jeffrey M. Harp          2,746,565         3,000        74,100
               William W. Meadows       2,705,565        44,000        74,100
               Edward P. Munson, Jr.    2,748,669           896        74,100
               James L. Murray          2,746,565         3,000        74,100
               Philip E. Norwood        2,746,565         3,000        74,100
               Byron B. Searcy          2,749,565           -0-        74,100
               Edgar Snelson            2,749,565           -0-        74,100
               Lloyd J. Weaver          2,749,565           -0-        74,100

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10   1997 Incentive Stock Option Plan of Summit Bancshares, Inc.

          11   Computation of Earnings Per Common Share

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending June 30, 1997

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUMMIT BANCSHARES, INC.
                                             Registrant



Date:    July 31, 1997                 By: /s/  Philip E. Norwood
     --------------------                 --------------------------------------
                                            Philip E. Norwood, President and
                                            Chief Executive Officer

Date:    July 31, 1997                 By: /s/  Bob G. Scott
     --------------------                 --------------------------------------
                                            Bob G. Scott, Senior Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------



10             1997 Incentive Stock Option Plan of
               Summit Bancshares, Inc.

11             Computation of Earnings Per Common Share

27             Financial Data Schedule