Form 10-Q
period 1997-09-30
SUMMIT BANCSHARES INC /TX/
filed 1997-11-12
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1997; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition period from _______ to _______ .

                        COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
           --------------------------------------------------------
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


                                   NO CHANGE
            ------------------------------------------------------
            (Former name, former address and former fiscal year if
                          changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at September 30, 1997 was 3,243,846 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I - FINANCIAL INFORMATION                                        PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1997
         and 1996 and at December 31, 1996                                 4

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 1997 and 1996
         and for the Year Ended December 31, 1996                        5-6

         Consolidated Statements of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 1997
         and 1996 and for the Year Ended December 31, 1996                 7

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1997 and 1996 and for
         the Year Ended December 31, 1996                                8-9

         Notes to Consolidated Financial Statements for the Nine
         Months Ended September 30, 1997 and 1996 and for
         the Year Ended December 31, 1996                              10-21

The September 30, 1997 and 1996 and the December 31, 1996 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Nine Months
         Ended September 30, 1997 and 1996                             22-29

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                           September 30,        (Unaudited)
                                                                ------------------------------  December 31,
                                                                     1997            1996          1996
                                                                --------------  --------------  -----------
                                                                                (In Thousands)
ASSETS
CASH AND DUE FROM BANKS - NOTE 1                                     $ 33,060        $ 24,962     $ 28,339
FEDERAL FUNDS SOLD                                                     23,485           8,330       20,350
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                          58,595          60,069       58,576
 Securities Held-to-Maturity, at cost (fair value of                   47,712          62,950       58,437
 47,908,000, $62,472,000, and $58,629,000
   September 30, 1997 and 1996 and December 31, 1996,
   respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                     262,784         213,962      220,006
      Allowance for Loan Losses                                        (3,682)         (3,008)      (2,972)
                                                                     --------        --------     --------
      LOANS, NET                                                      259,102         210,954      217,034

PREMISES AND EQUIPMENT - NOTE 4                                         7,797           7,159        7,105
ACCRUED INCOME RECEIVABLE                                               3,368           3,281        3,189
OTHER REAL ESTATE - NOTE 5                                                151             169          166
OTHER ASSETS                                                            2,928           2,020        2,052
                                                                     --------        --------     --------

      TOTAL ASSETS                                                   $436,198        $379,894     $395,248
                                                                     ========        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                         $114,198        $ 91,528     $103,695
  Interest-Bearing                                                    270,025         238,270      241,328
                                                                     --------        --------     --------
      TOTAL DEPOSITS                                                  384,223         329,798      345,023

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                                     10,284          14,453       13,209
ACCRUED INTEREST PAYABLE                                                  653             589          638
OTHER LIABILITIES                                                       1,511           1,711        1,298
                                                                     --------        --------     --------

      TOTAL LIABILITIES                                               396,671         346,551      360,168
                                                                     --------        --------     --------

COMMITMENTS AND CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 3,243,846, 3,234,186 and 3,233,036 shares
   issued and outstanding at September 30, 1997 and 1996 and
   at December 31, 1996, respectively                                   4,055           4,043        4,041
  Capital Surplus                                                       4,222           4,130        4,167
  Retained Earnings                                                    30,996          25,386       26,644
  Unrealized Gain (Loss) on Investment Securities
    Available for Sale, Net of Tax                                        254             (59)         228
  Treasury Stock at cost (9,000 shares at
    September 30, 1996)                                                   -0-            (157)         -0-
                                                                     --------        --------     --------

      TOTAL SHAREHOLDERS' EQUITY                                       39,527          33,343       35,080
                                                                     --------        --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $436,198        $379,894     $395,248
                                                                     ========        ========     ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         (Unaudited)
                                                             For the Nine Months Ended September 30,        (Unaudited)
                                                             ---------------------------------------   Year Ended December 31,
                                                                   1997                 1996                    1996
                                                             ---------------       -----------------   -----------------------
                                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                      $17,594              $14,051                   $19,274
  Interest and Dividends on Investment Securities:
    Taxable                                                         5,243                5,559                     7,405
    Exempt from Federal Income Taxes                                   15                    1                         1
  Interest on Federal Funds Sold                                      593                  672                       897
                                                                  -------              -------                   -------

      TOTAL INTEREST INCOME                                        23,445               20,283                    27,577
                                                                  -------              -------                   -------
INTEREST EXPENSE
  Interest on Deposits                                              7,836                6,833                     9,243
  Interest on Securities Sold Under
   Agreements to Repurchase                                           369                  381                       528
                                                                  -------              -------                   -------

      TOTAL INTEREST EXPENSE                                        8,205                7,214                     9,771
                                                                  -------              -------                   -------

      NET INTEREST INCOME                                          15,240               13,069                    17,806
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                              633                  480                       819
                                                                  -------              -------                   -------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                   14,607               12,589                    16,987
                                                                  -------              -------                   -------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                              1,389                1,210                     1,645
  Loss on Sale of Investment Securities                                (1)                 (15)                      (14)
  Other Income                                                      1,019                1,050                     1,345
                                                                  -------              -------                   -------

      TOTAL NON-INTEREST INCOME                                     2,407                2,245                     2,976
                                                                  -------              -------                   -------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                    5,470                5,043                     6,753
  Occupancy Expense - Net                                             573                  566                       772
  Furniture and Equipment Expense                                     668                  606                       800
  Other Real Estate Owned Expense - Net                               (29)                  12                        10
  Other Expense                                                     2,368                2.040                     2,582
                                                                  -------              -------                   -------

      TOTAL NON-INTEREST EXPENSE                                    9,050                8,267                    10,917
                                                                  -------              -------                   -------

      INCOME BEFORE INCOME TAXES                                    7,964                6,567                     9,046

APPLICABLE INCOME TAXES - NOTE 9                                    2,738                2,253                     3,103
                                                                  -------              -------                   -------

      NET INCOME                                                  $ 5,226              $ 4,314                   $ 5,943
                                                                  =======              =======                   =======

      NET INCOME PER SHARE - NOTE 14                              $  1.61              $  1.35                   $  1.86
                                                                  =======              =======                   =======

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Unaudited)
                                                            For the Three Months Ended
                                                                   September 30,
                                                      ---------------------------------------
                                                             1997                1996
                                                      ------------------  -------------------
                                                       (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                     $6,264               $4,991
  Interest and Dividends on Investment Securities:
     Taxable                                                      1,705                1,893
     Exempt from Federal Income Taxes                                 6                  -0-
  Interest on Federal Funds Sold                                    274                  180
                                                                 ------               ------

      TOTAL INTEREST INCOME                                       8,249                7,064
                                                                 ------               ------
INTEREST EXPENSE
  Interest on Deposits                                            2,840                2,345
  Interest on Securities Sold Under Agreements
    to Repurchase                                                   112                  145
                                                                 ------               ------

      TOTAL INTEREST EXPENSE                                      2,952                2,490
                                                                 ------               ------

      NET INTEREST INCOME                                         5,297                4,574
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                            281                  192
                                                                 ------               ------
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                 5,016                4,382
                                                                 ------               ------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                              489                  423
  Loss on Sale of Investment Securities                              (1)                  (8)
  Other Income                                                      337                  370
                                                                 ------               ------

      TOTAL NON-INTEREST INCOME                                     825                  785
                                                                 ------               ------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                  1,895                1,691
  Occupancy Expense - Net                                           186                  179
  Furniture and Equipment Expense                                   237                  206
  Other Real Estate Owned Expense - Net                             (21)                  (4)
  Other Expense                                                     831                  615
                                                                 ------               ------

      TOTAL NON-INTEREST EXPENSE                                  3,128                2,687
                                                                 ------               ------

      INCOME BEFORE INCOME TAXES                                  2,713                2,480

APPLICABLE INCOME TAXES - NOTE 9                                    931                  846
                                                                 ------               ------

      NET INCOME                                                 $1,782               $1,634
                                                                 ======               ======

      NET INCOME PER SHARE  - NOTE 14                              $.55                 $.51
                                                                 ======               ======

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)



                                                                                   Unrealized
                                     Common Stock                                  Gain (Loss)
                                 -------------------    Capital     Retained     on Investment    Treasury
                                   Shares     Amount    Surplus     Earnings     Securities-Net     Stock       Total
                                 ---------   -------    -------   ------------   --------------   --------    ---------
                                                  (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1996                 3,149,886   $3,937     $ 4,109      $  21,745          $ 334     $  -0-       $30,125

Purchases of Stock Held in
 Treasury                                                                                           (157)         (157)

Net Income for the
 Nine Months Ended
 September 30, 1996                                                      4,314                                   4,314

Stock Options Exercised             84,300      106          21                                                    127

Cash Dividend $.21
 Per Share                                                                (673)                                   (673)

Securities Available-for-
 Sale Adjustment                                                                         (393)                    (393)
                                 ---------    ------    -------      ---------      ---------     ------       -------
BALANCE AT
 SEPTEMBER 30, 1996              3,234,186     4,043      4,130         25,386            (59)       -0-        33,343

Net Income for the
 Three Months Ended
 December 31, 1996                                                       1,629                                   1,629

Stock Options Exercised              7,850         9         37                                                     46


Retirement of Stock Held
  In Treasury                       (9,000)      (11)                     (146)                      157           -0-

Cash Dividend $.07
 Per Share                                                                (225)                                   (225)

Securities Available-for-
 Sale Adjustment                                                                          287                      287
                                 ---------    ------    -------      ---------      ---------     ------       -------
BALANCE AT
 DECEMBER 31, 1996               3,233,036     4,041      4,167         26,644            228        -0-        35,080

Net Income for the
 Nine Months Ended
 September 30, 1997                                                      5,226                                   5,226

Stock Options Exercised             10,810        14         55                                                     69

Cash Dividend $.27
 Per Share                                                                (874)                                   (874)

Securities Available-for-
 Sale Adjustment                                                                           26                       26
                                 ---------    ------    -------      ---------      ---------     ------       -------
BALANCE AT
 SEPTEMBER 30, 1997              3,243,846    $4,055    $ 4,222      $  30,996          $ 254     $  -0-       $39,527
                                 =========    ======    =======      =========      =========     ======       =======




The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     (Unaudited)
                                                                      September 30,         (Unaudited)
                                                             -----------------------------  December 31,
                                                                  1997           1996          1996
                                                             --------------  -------------  ------------
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $  5,226       $  4,314     $  5,943
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                      604            565          762
    Net Premium Amortization of Investment Securities                   76            253          310
    Provision for Loan Losses                                          633            480          819
    Deferred Income Taxes (Benefit)                                    114           (115)        (137)
    Loss on Sale of Investment Securities                                1             15           14
    Writedown of Other Real Estate                                       4              9           12
    Net Gain on Sale of Other Real Estate                              (21)           -0-          -0-
    Net (Gain) Loss on Sale of Premises and Equipment                   12              1           (1)
    Increase in Accrued Income and Other Assets                     (1,230)          (223)        (270)
    Increase in Accrued Expenses and Other Liabilities                 228            645          280
                                                                  --------       --------     --------

      Total Adjustments                                                421          1,631        1,767
                                                                  --------       --------     --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,647          5,945        7,710
                                                                  --------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                     (3,135)        17,350        5,330
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                              14,362         16,560       20,001
    . Available-for-Sale                                            11,709         15,600       20,486
  Proceeds from Sales of Investment Securities                       4,506         12,524       14,527
  Purchase of Investment Securities
    . Held-to-Maturity                                              (8,285)       (18,183)     (19,174)
    . Available-for-Sale                                           (11,622)       (31,016)     (33,969)
  Loans Originated and Principal Repayments, Net                   (42,932)       (35,738)     (42,171)
  Recoveries of Loans Previously Charged-Off                           277             97          115
  Proceeds from Sale of Other Real Estate                               32            -0-          -0-
  Proceeds from Sale of Premises and Equipment                           1              1            1
  Purchases of Premises and Equipment                               (1,309)          (569)        (710)
                                                                  --------       --------     --------

      NET CASH USED BY INVESTING ACTIVITIES                        (36,396)       (23,374)     (35,564)
                                                                  --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts               25,734         20,574       36,011
  Net Increase (Decrease) in Certificates of Deposit                13,466           (885)      (1,097)
  Net Increase (Decrease) in Repurchase Agreements                  (2,925)           925         (319)
  Payments of Cash Dividends                                          (874)          (673)        (898)
  Purchase of Treasury Stock                                           -0-           (157)        (157)
  Proceeds from Stock Options Exercised                                 69            127          173
                                                                  --------       --------     --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                    35,470         19,911       33,713
                                                                  --------       --------     --------

NET INCREASE IN CASH AND DUE FROM BANKS                              4,721          2,482        5,859

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                         28,339         22,480       22,480
                                                                  --------       --------     --------

CASH AND DUE FROM BANKS AT END OF PERIOD                          $ 33,060       $ 24,962     $ 28,339
                                                                  ========       ========     ========

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (Unaudited)

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                   (Unaudited)          (Unaudited)
                                                                  September 30,         December 31,
                                                          ----------------------------  ------------
                                                               1997           1996         1996
                                                          --------------  ------------  ------------
                                                                       (In Thousands)
(1)  Interest Paid                                               $8,190         $7,261      $9,769
(2)  Income Taxes Paid                                            2,885          2,331       3,285
(3)  Other Real Estate Acquired in Settlement of Loans              -0-             65          65

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)

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

     Cash and Due From Banks
     -----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 1997 the average cash balance maintained at the Federal Reserve Bank was $4,209,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $14,677,000 during the same period.

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


NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                   September 30, 1997
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $ 22,980        $160       $ (23)   $ 23,117
  U.S. Government Agencies
   and Corporations                                      15,217          31         (16)     15,232
  U.S. Government Agency Mortgage
   Backed Securities                                      8,925          48          (8)      8,965
  Obligations of States and
   Political Subdivisions                                   590           4         -0-         594
                                                       --------        ----       -----    --------

    Total Held-to-Maturity Securities                    47,712         243         (47)     47,908
                                                       --------        ----       -----    --------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              52,466         377         (53)     52,790
  U.S. Government Agencies
    and Corporations                                      2,991          12         -0-       3,003
  U.S. Government Agency Mortgage
    Backed Securities                                     1,838          49         -0-       1,887
  Federal Reserve and Federal Home Loan Bank Stock          915         -0-         -0-         915
                                                       --------        ----       -----    --------

     Total Available-for-Sale Securities                 58,210         438         (53)     58,595
                                                       --------        ----       -----    --------

        Total Investment Securities                    $105,922        $681       $(100)   $106,503
                                                       ========        ====       =====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity
                               --------------
Securities of $47,712,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $58,595,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1997 for a total of $106,307,000. A net unrealized gain of $385,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)
------

     Investment securities with carrying value of $33,707,000 at September 30, 1997, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $33,772,000 at September 30, 1997.

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

     Proceeds from sales of securities were $4,506,000 and $12,524,000 during the first nine months of 1997 and 1996, respectively and $14,527,000 during the year 1996. In the nine months ended September 30, 1997, gains of $2,000 and losses of $3,000 were realized. In the nine months ended September 30, 1996, gains of $11,000 and losses of $26,000 were realized. For the year ended December 31, 1996, losses from sales of securities of $27,000 were realized, but were partially offset by gains of $13,000.


NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                       September 30,
                                  -----------------------    December 31,
                                    1997           1996          1996
                                  --------------  -------    ------------

Commercial                        $122,643       $ 99,963    $103,414
Real Estate Mortgage                85,084         73,686      76,771
Real Estate Construction            24,725         15,140      12,862
Loans to Individuals                31,094         25,893      27,674
Less:  Unearned Discount              (762)          (720)       (715)
                                  --------       --------    --------
                                   262,784        213,962     220,006
Allowance for Loan Losses           (3,682)        (3,008)     (2,972)
                                  --------       --------    --------

     Loans - Net                  $259,102       $210,954    $217,034
                                  ========       ========    ========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                  Nine Months Ended September 30,     Year Ended
                                                  -------------------------------    December 31,
                                                      1997            1996               1996
                                                  --------------    -------------    ------------
Balance, Beginning of Period                         $2,972            $2,500           $2,500
Provisions, Charged to Income                           633               480              819

Loans Charged-Off                                      (200)              (69)            (462)
Recoveries of Loans Previously
 Charged-Off                                            277                97              115
                                                     ------            ------           ------

          Net Loans (Charged-Off) Recovered              77                28             (347)
                                                     ------            ------           ------

Balance, End of Period                               $3,682            $3,008           $2,972
                                                     ======            ======           ======

    The provisions for loan losses charged to operating expenses during the nine months ended September 30, 1997 and September 30, 1996 of $633,000 and $480,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1996, a provision of $819,000 was recorded.

    At September 30, 1997, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $359,000 (of which $359,000 were on non-accrual status). The related allowance for loan losses for these loans was $146,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 was approximately $337,000. For this period the Corporation recognized interest income of $2,000 on these impaired loans.


NOTE 4 - Premises and Equipment
------

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                  Nine Months Ended September 30,     Year Ended
                                                  -------------------------------    December 31,
                                                      1997            1996               1996
                                                  --------------    -------------    ------------

Land                                                  $ 2,170         $ 1,446           $ 1,446
Buildings and Improvements                              7,448           7,367             7,375
Furniture & Equipment                                   5,664           5,168             5,182
                                                      -------         -------           -------

    Total Cost                                         15,282          13,981            14,003
Less:  Accumulated Amortization and Depreciation       (7,485)         (6,822)           (6,898)
                                                      -------         -------           -------

    Net Book Value                                    $ 7,797         $ 7,159           $ 7,105
                                                      =======         =======           =======

NOTE 5 - Other Real Estate
------

    The carrying value of other real estate is as follows (in thousands):

                                                  Nine Months Ended September 30,     Year Ended
                                                  -------------------------------    December 31,
                                                      1997            1996               1996
                                                  --------------    -------------    ------------
Other Real Estate                                     $ 186            $ 204             $ 201
Valuation Reserve                                       (35)             (35)              (35)
                                                      -----            -----             -----

    Net Other Real Estate                             $ 151            $ 169             $ 166
                                                      =====            =====             =====

NOTE 5 - Other Real Estate (cont'd.)
------

    Transactions in the valuation reserve are summarized as follows (in thousands):

                                                   Nine Months Ended September 30,  Year Ended
                                                   -------------------------------  December 31,
                                                       1997               1996          1996
                                                   ------------       ------------  ------------

Balance, Beginning of Period                           $  35             $  35         $  35
Provisions Charged to Income                             -0-               -0-           -0-
Reductions from Sales                                    -0-               -0-           -0-
                                                       -----             -----         -----

Balance, End of Period                                 $  35             $  35         $  35
                                                       =====             =====         =====


    Direct writedowns of other real estate charged to income were $4,000 or the nine months ended September 30, 1997 and $9,000 for the nine months ended September 30, 1996 and $12,000 for the year ended December 31, 1996.


NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                            September 30,
                                                   -------------------------------    December 31,
                                                       1997               1996            1996
                                                   ------------       ------------    ------------
Noninterest-Bearing Demand Deposits                  $114,198           $ 91,528         $103,695
                                                     --------           --------         --------
Interest-Bearing Deposits:
 Interest-Bearing Transaction
     Accounts and Money Market Funds                  132,619            115,365          119,316
 Savings                                               51,480             50,233           49,048
 Savings Certificates - Time                           51,926             47,741           47,025
 Certificates of Deposits $100,000 or more             33,295             24,426           25,434
 Other                                                    705                505              505
                                                     --------           --------         --------
   Total                                              270,025            238,270          241,328
                                                     --------           --------         --------
       Total Deposits                                $384,223           $329,798         $345,023
                                                     ========           ========         ========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                   Nine Months Ended September 30,  Year Ended
                                                   -------------------------------  December 31,
                                                       1997               1996          1996
                                                   ------------       ------------  ------------
Securities Sold Under Repurchase Agreements:
    Average                                          $11,050            $11,880        $12,181
    Period-End                                        10,284             14,453         13,209
    Maximum Month-End Balance During Period           13,212             14,453         14,453
Interest Rate
    Average                                             4.35%              4.32%          4.33%
    Period-End                                          4.51               4.28           4.35


NOTE 8 - Other Non-Interest Expense
------

    The significant components of other non-interest expense are as follows (in thousands):

                                                   Nine Months Ended September 30,  Year Ended
                                                   -------------------------------  December 31,
                                                       1997               1996          1996
                                                   ------------       ------------  ------------
Business Development                                  $  459             $  318       $  426
Legal and Professional Fees                              400                309          442
Printing and Supplies                                    267                236          303
Regulatory Fees and Assessments                          123                154          134
Other                                                  1,119              1,023        1,277
                                                      ------             ------       ------

  Total                                               $2,368             $2,040       $2,582
                                                      ======             ======       ======

NOTE 9 - Income Taxes
------

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                             September 30,
                                                   -------------------------------  December 31,
                                                       1997               1996          1996
                                                   ------------       ------------  ------------
Current Tax Asset                                      $  61             $ (26)       $  26
Deferred Tax Asset                                       547               552          449
                                                       -----             -----        -----

  Total Included in Other Assets                       $ 608             $ 526        $ 475
                                                       =====             =====        =====

  The deferred tax asset at September 30, 1997 of $547,000 included $131,000 related to unrealized gains on Available-for-Sale Securities.

  The components of income tax expense were as follows (in thousands):

                                                   Nine Months Ended September 30,  Year Ended
                                                   -------------------------------  December 31,
                                                       1997               1996          1996
                                                   ------------       ------------  ------------
Federal Income Tax Expense
 Current                                              $2,852            $2,368         $3,240
 Deferred                                               (114)             (115)          (137)
                                                      ------            ------         ------

   Total Federal Income Tax Expense                   $2,738            $2,253         $3,103
                                                      ======            ======         ======

   Effective Tax Rates                                  34.4%             34.3%          34.3%
                                                      ======            ======         ======

  The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                   Nine Months Ended September 30,     Year Ended
                                                   -------------------------------     December 31,
                                                       1997               1996             1996
                                                   ------------       ------------     ------------
Federal Income Taxes at Statutory
 Rate of 34%                                          $2,708              $2,233          $3,076
Effect of Tax Exempt Interest Income                      (9)                 (7)             (8)
Non-deductible Expenses                                   36                  27              39
Other                                                      3                   0              (4)
                                                      ------              ------          ------

 Income Taxes Per Income Statement                    $2,738              $2,253          $3,103
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

  At September 30, 1997, outstanding documentary and standby letters of credit totaled $3,970,000 and commitments to extend credit totaled $90,164,000.


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

  Options under both plans will be granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant. The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1996, or the nine months ended September 30, 1997.

 The following is a summary of transactions during the periods presented:

                                               Shares Under Option
                                     ---------------------------------------
                                         Nine Months
                                            Ended             Year Ended
                                     September 30, 1997   December 31, 1996
                                     -------------------  ------------------
Outstanding, Beginning of Period           232,050             301,400
Additional Options Granted During
  the Period                                36,076              29,800
Forfeited During the Period                   (640)             (1,000)
Exercised During the Period                (10,810)            (98,150)
                                           -------             -------

  Outstanding, End of Period               256,676             232,050
                                           =======             =======

     Options outstanding at September 30, 1997 ranged in price from $6.00 to $26.38 per share with a weighted average exercise price of $11.93 and with 184,415 shares exercisable. At September 30, 1997, there remained 334 shares reserved for future grants of options under the 1993 Plan and 288,750 shares reserved for future grants of options under the 1997 Plan.

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

NOTE 13 - Employee Benefit Plans (cont'd.)
-------

     The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                              1996      1995
                                                             -------   ------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $1,647 in 1996 and $1,152 in 1995              $1,762    $1,183
                                                             ======    ======
Projected benefit obligation for service rendered
 to date                                                     $1,997    $1,912
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                               2,192     1,786
                                                             ------    ------
Plan assets in excess of (less than) projected
 benefit obligation                                             195      (126)
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                          21       197
Prior service cost not yet recognized in net
 periodic pension cost                                           15        17
                                                             ------    ------

Net pension cost included in other assets/                   $  231    $  (88)
 (other liabilities)                                         ======    ======

Prepaid (accrued) pension cost included the following components (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                              1996      1995
                                                         -----------  ----------

Service Cost - benefits earned during the period             $  195    $  154
Interest cost on projected benefit obligation                   131       140
Less: Actual return on plan assets                             (153)     (260)
Net amortization and deferral                                    (2)      145
                                                             ------    ------

   Net periodic pension cost                                 $  171    $  179
                                                             ======    ======

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8 percent and 5 percent, respectively. The expected long-term rate of return on plan assets was 8 percent.

     The market value of plan assets at September 30, 1997 was $2,830,000.
There was a contribution to the plan during 1997 of $370,000 and prepaid pension cost at September 30, 1997 was $446,000.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $243,000 and $170,000 during the first nine months of 1997 and 1996, respectively, and $239,000 for the year 1996.

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

NOTE 14 - Earnings per Share
-------

     Earnings per share of common stock are based on the weighed average number of shares outstanding during the periods as follows:

                                  Shares
                                 ---------
Periods of Nine Months Ended:

  September 30, 1997             3,237,171
  September 30, 1996             3,189,359

Year Ended December 31, 1996     3,199,480


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

  The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                        September 30,
                                     ------------------
                                       1997      1996
                                     --------  --------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:

     Commitments to Extend Credit     $90,164   $76,542

     Documentary and Standby
       Letters of Credit                3,970     4,665

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

    In 1996, 9,000 shares were purchased by the Corporation through a similar repurchase plan through the open market. Such shares were canceled and returned to authorized and unissued status. In the first nine months of 1997, no shares were purchased.


NOTE 19 - Subsequent Event
-------

    On October 21, 1997, the Board of Directors of the Corporation approved a quarterly dividend of $.09 per share to be paid on November 14, 1997 to shareholders of record on October 31, 1997.

    On October 21, 1997, the Board of Directors of the Corporation approved a two for one (2 for 1) stock split to be effected as a 100% stock dividend. The stock split is to be payable on December 9, 1997 to holders of record of the Company's common stock as of the close of business on November 19, 1997.


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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)
-------

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                          September 30,
                                              -------------------------------------
                                                    1997                1996
                                              -----------------  ------------------
                                              Carrying   Fair    Carrying    Fair
                                               Amount    Value    Amount    Value
                                              --------  -------  --------  --------
   Financial Assets
     Cash and due from banks                  $ 33,060   33,060  $ 24,962  $ 24,962
     Federal funds sold                         23,485   23,485     8,330     8,330
     Securities                                106,307  106,503   123,019   122,541
     Loans                                     262,784  261,734   213,962   214,543

   Financial Liabilities
     Deposits                                  384,223  384,451   329,798   329,910
     Securities sold under repurchase
      agreements                                10,284   10,284    14,453    14,453

   Off-balance Sheet Financial Instruments
     Loan commitments                                    90,164              76,542
     Letters of credit                                    3,970               4,665

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Summary
-------

     Net income for the third quarter of 1997 was $1,782,000, or $.55 per share, compared with $1,634,000, or $.51 per share, for the third quarter of 1996. On a per share basis, net income increased 7.8% over the third quarter of the prior year.

     Net income for the first nine months of 1997 was $5,226,000, or $1.61 per share, compared with $4,314,000, or $1.35 per share for the first nine months of 1996. Per share amounts are based on average shares outstanding of 3,237,171 for the first nine months of 1997 and 3,189,359 for the first nine months of 1996.

     Outstanding loans at September 30, 1997 of $262.8 million represented an increase of $48.8 million, or 22.8%, over September 30, 1996 and an increase of $42.8 million, or 19.4%, from December 31, 1996.

     Total deposits at September 30, 1997 of $384.2 million represented an increase of $54.4 million, or 16.5%, over September 30, 1996 and an increase of $39.2 million, or 11.4%, from December 31, 1996.

     In the third quarter, net interest income increased 15.8% over the previous year. An increase in non-interest expense of 16.4% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the nine months ended September 30, 1997 and 1996 (tax equivalent basis and dollars in thousands).

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                  ------------------    -----------------
                                    1997      1996        1997      1996
                                  --------  --------    --------  -------
Interest Income                    $8,254    $7,067    $23,458    $20,293
Interest Expense                    2,952     2,490      8,205      7,214
                                   ------    ------    -------    -------
 Net Interest Income                5,302     4,577     15,253     13,079
Provision for Loan Loss               281       192        633        480
                                   ------    ------    -------    -------

 Net Interest Income After
   Provision for Loan Loss          5,021     4,385     14,620     12,599
Non-Interest Income                   825       785      2,407      2,245
Non-Interest Expense                3,128     2,687      9,050      8,267
                                   ------    ------    -------    -------

 Income Before Income Tax           2,718     2,483      7,977      6,577
Income Tax Expense                    936       849      2,751      2,263
                                   ------    ------    -------    -------

   Net Income                      $1,782    $1,634    $ 5,226    $ 4,314
                                   ======    ======    =======    =======

Net Income per Share               $  .55    $  .51    $  1.61    $  1.35

Return on Average Assets             1.68%     1.73%      1.73%      1.58%

Return on Average Stockholders'
 Equity*                            18.17%    19.97%     18.74%     18.30%

* Before adjustment for unrealized gains and losses on Available-for-Sale securities.

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

  The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 1997 and 1996 (rates on tax equivalent basis).


                                                            Three Months ended September 30,
                                          --------------------------------------------------------------------
                                                              1997                               1996
                                          ---------------------------------------------  ---------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 19,432     $  273        5.58%   $ 13,083     $  185        5.37%
  Investment Securities (Taxable)           110,201      1,705        6.14     124,332      1,888        6.04
  Investment Securities (Tax-exempt)            592         10        6.55         -0-        -0-         -0-
  Loans, Net of Unearned Discount/(1)/      254,428      6,266        9.77     208,236      4,994        9.54
                                           --------     ------                --------     ------
    Total Earning Assets                    384,653      8,254        8.51     345,651      7,067        8.13
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    26,317                             21,350
  Other Assets                               13,656                             12,549
  Allowance for Loan Losses                  (3,545)                            (2,882)
                                           --------                           --------
    Total Assets                           $421,081                           $376,668
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $131,601      1,211        3.65    $118,321        985        3.31
  Savings                                    50,514        548        4.30      48,770        495        4.04
  Savings Certificates                       51,080        646        5.02      47,738        562        4.68
  Certificates of Deposit
    $100,000 or more                         31,719        424        5.30      24,253        300        4.92
  Other Time                                    705         10        5.54         487          5        4.18
  Other Borrowings                            9,890        113        4.52      13,505        143        4.33
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      275,509      2,952        4.25     253,074      2,490        3.91
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                           104,482                             88,637
  Other Liabilities                           2,171                              2,405
  Shareholders' Equity                       38,919                             32,552
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $421,081                           $376,668
                                           ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $5,302        5.47                 $4,577        5.27
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first nine months of 1997 and 1996 (rates on tax equivalent basis).

                                                                                      Nine Months ended September 30,
                                                                  ------------------------------------------------------------------

                                                                               1997                              1996
                                                                  -------------------------------  ---------------------------------

                                                                  Average               Average     Average                Average
                                                                  Balances  Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                                                  --------  --------  -----------  ----------  --------  -----------

                                                                                       (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                                             $ 14,239    $   589        5.53%   $ 16,576    $   677        5.35%

  Investment Securities (Taxable)                                 113,676      5,243        6.17     122,880      5,553        6.04
  Investment Securities (Tax-exempt)                                  473         23        6.51          32          2        8.15
  Loans, Net of Unearned Discount/(1)/                            242,215     17,599        9.71     195,727     14,061        9.57
                                                                 --------    -------                --------    -------
    Total Earning Assets                                          370,603     23,454        8.46     335,215     20,293        8.09
                                                                             -------                            -------
Non-interest Earning Assets:
  Cash and Due From Banks                                          24,283                             20,778
  Other Assets                                                     13,144                             12,209
  Allowance for Loan Losses                                        (3,365)                            (2,715)
                                                                 --------                           --------
    Total Assets                                                 $404,665                           $365,487
                                                                 ========                           ========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds                                $127,444      3,380        3.55    $115,572      2,837        3.28
  Savings                                                          50,248      1,562        4.16      45,053      1,359        4.03
  Savings Certificates                                             48,414      1,773        4.90      48,226      1,723        4.77
  Certificates of Deposit
    $100,000 or more                                               28,672      1,103        5.14      24,350        900        4.94
  Other Time                                                          594         23        5.27         402         14        4.63
  Other Borrowings                                                 11,107        360        4.33      11,880        381        4.32
                                                                 --------    -------                --------    -------
    Total Interest-Bearing Liabilities                            266,479      8,201        4.11     245,483      7,214        3.93
                                                                             -------                            -------
Non-interest Bearing Liabilities:
  Demand Deposits                                                  98,766                             86,264
  Other Liabilities                                                 2,147                              2,245
  Shareholders' Equity                                             37,273                             31,495
                                                                 --------                           --------
    Total Liabilities and
      Shareholders' Equity                                       $404,665                           $365,487
                                                                 ========                           ========
Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                                                 $15,253        5.50                $13,079        5.21
                                                                             =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

    Net interest income (tax equivalent) for the third quarter of 1997 was $5,302,000 which represented an increase of $725,000, or 15.8%, over the third quarter of 1996. This increase was heavily contributed to by a 22.2% increase in average loans for the third quarter of 1997 versus the same quarter last year.

    The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended September 30, 1997 and 1996.

                                    ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                              (Dollars in Thousands)

                              3rd Qtr. 1997 vs. 3rd Qtr.   Nine Mos. 1997 vs. Nine Mos.
                                         1996                          1996
                                 Increase (Decrease)            Increase (Decrease)
                                  Due to Changes in:            Due to Changes in:
                             ----------------------------  -----------------------------
                              Volume    Rate      Total     Volume     Rate      Total
                             --------  -------  ---------  --------   ------   ---------
Interest Earning Assets:
 Federal Funds Sold            $   81     $  7     $   88    $ (119)    $ 31      $  (88)
 Investment Securities
  (Taxable)                      (377)     194       (183)     (489)     179        (310)
 Investment Securities
  (Tax-exempt)                     10      -0-         10        22       (1)         21
 Loans, Net of Unearned
  Discount                      1,147      125      1,272     3,333      205       3,538
                               ------     ----     ------    ------     ----      ------

 Total Interest Income            861      326      1,187     2,747      414       3,161
                               ------     ----     ------    ------     ----      ------

Interest-Bearing
 Liabilities:
 Deposits                         272      220        492       653      355       1,008
Other Borrowings                  (70)      40        (30)      (23)       2         (21)
                               ------     ----     ------    ------     ----      ------

 Total Interest Expense           202      260        462       630      357         987
                               ------     ----     ------    ------     ----      ------

Net Interest Income            $  659     $ 66     $  725    $2,117     $ 57      $2,174
                               ======     ====     ======    ======     ====      ======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

  The Corporation's allowance for loan losses was $3,682,000, or 1.40% of total loans, as of September 30, 1997 compared to $3,008,000, or 1.41% of total loans, as of September 30, 1996.

 Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                 ------------------      -----------------
                                  1997       1996         1997       1996
                                 ------     ------       ------     ------
Balance, Beginning of Period     $3,512     $2,829       $2,972     $2,500
Provisions, Charged to Income       281        192          633        480
Loans Charged-Off                  (129)       (42)        (200)       (69)
Recoveries of Loans Previously
  Charged-Off                        18         29          277         97
                                 ------     ------       ------     ------
    Net Loans (Charged-Off)
      Recovered                    (111)       (13)          77         28
                                 ------     ------       ------     ------

Balance, End of Period           $3,682     $3,008       $3,682     $3,008
                                 ======     ======       ======     ======

   The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                            September 30,  June 30,  March 31,  December 31,  September 30,
                                1997         1997      1997         1996          1996
                            -------------  --------  ---------  ------------  -------------
Non-Accrual Loans              $1,245       $  901     $1,005      $1,102         $1,282
Other Real Estate Owned           151          151        163         166            169
                               ------       ------     ------      ------         ------
  Total Non-Performing
    Assets                     $1,396       $1,052     $1,168      $1,268         $1,451
                               ======       ======     ======      ======         ======

     Non-accrual loans to total loans were .47% at September 30, 1997 and non-performing assets were .53% of loans and other real estate owned at the same date.

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                          -------------------------  ------------------------------
                                           1997    1996   % Change     1997      1996     % Change
                                          ------  ------  ---------  --------  --------  ----------
Service Charges on Deposit Accounts       $ 489   $ 423       15.6%   $1,389    $1,210        14.8%
Loss on Sale of Investment  Securities       (1)     (8)        --        (1)      (15)         --
Non-recurring Income                         33      88         --       120       157       (23.6)
Other Non-interest Income                   304     282        7.8       899       893         1.0
                                          -----   -----               ------    ------

  Total Non-interest Income               $ 825   $ 785        5.1    $2,407    $2,245         7.2
                                          =====   =====               ======    ======

   Non-recurring income is primarily interest recovered on loans charged-off in prior years. The decrease in other non-interest income for the nine months ended September 30, 1997 was primarily due to decreases in fees earned from investment brokerage services and issuances of letters of credit.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                   -----------------------------------  ---------------------------------
                                      1997        1996      % Change       1997       1996      % Change
                                   ----------  ----------  -----------  ----------  ---------  ----------

Salaries & Employee Benefits          $1,895      $1,691         12.1%     $5,470      $5,043        8.5%
Occupancy Expense - Net                  186         179          3.9         573         566        1.2
Furniture and Equipment Expense          237         206         15.1         668         606       10.2
Other Real Estate Expense - Net          (21)         (4)          --         (29)         12         --
Other Expenses:
 Business Development                    186         100         86.0         459         318       44.3
 Insurance - Other                        25          25           --          72          76       (5.3)
 Legal & Professional Fees               152         104         14.4         400         309       29.5
 Taxes - Other                            54          27        200.0         127          74       71.2
 Postage & Courier                        77          68         13.2         209         198        5.6
 Printing & Supplies                      93          82         13.4         267         236       13.1
 Regulatory Fees & Assessments            38          52        (26.9)        123         154      (20.1)
 Other Operating Expenses                206         157         31.2         711         675        5.3
                                      ------      ------                   ------      ------

   Total Other Expenses                  831         615         35.1       2,368       2,040       16.1
                                      ------      ------                   ------      ------

   Total Non-interest Expense         $3,128      $2,687         16.4      $9,050      $8,267        9.5
                                      ======      ======                   ======      ======

  Total non-interest expense increased 16.4% in the third quarter of 1997 over 1996, reflecting increases in salaries and benefits, furniture and equipment expenses, business development, legal and professional expense, taxes-other and printing and supplies. As a percent of average assets, non-interest expenses were 2.97% in the third quarter of 1997, an increase from 2.85% in the third quarter of 1996. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.1% for the third quarter of 1997. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

  The increase in salaries and employee benefits for the third quarter of 1997 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by seven in the third quarter of 1997 to an average full-time equivalent of 142 compared to the same quarter last year.

  The increase in furniture and equipment expense is primarily a result of increased depreciation for new furniture and equipment acquired in the past year.

  Business development expense increased as a result of increased advertising expenses related to the new name for Summit Community Bank and advertising expenses related to new products.

  Legal and professional fees increased due to increased miscellaneous legal fees and other miscellaneous professional fees.

  Taxes-other increased due to additional state franchise taxes paid on increased levels of capital and additional taxes due as a result of audits of franchise tax returns of all SBI entities for the four years prior to 1996.

  The increase in printing and supplies was also primarily related to the expenses of the Summit Community Bank name change and new product brochures.

  Other operating expenses increased in the third quarter of 1997 due to increases in various miscellaneous operating costs including extraordinary expenses related to merchant credit card account relationships.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 1997 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                            Total       Repriced
                                       Matures or Reprices within:           Rate         After
                                  ------------------------------------    Sensitive    1 Year or
                                   30 Days        31-180       181 to      One Year    Non-interest
                                   or Less         Days       One Year      or Less     Sensitive      Total
                                  ----------    ---------    ---------    ---------   ------------  ---------
Earning Assets:
  Loans                             $151,158     $ 17,388      $15,636     $184,182       $ 78,602   $262,784
  Investment Securities                4,243       20,633       24,487       49,363         56,944    106,307
  Federal Funds Sold                  23,485          -0-          -0-       23,485            -0-     23,485
                                    --------     --------      -------     --------       --------   --------

   Total Earning Assets              178,886       38,021       40,123      257,030        135,546    392,576
                                    --------     --------      -------     --------       --------   --------
Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings             184,100          -0-          -0-      184,100            -0-    184,100
  Certificate of Deposits
    greater than $100,000              6,875       13,561        7,569       28,005          5,290     33,295
  Other Time Deposits                  5,315       21,809       15,048       42,172         10,458     52,630
  Repurchase Agreements               10,284          -0-          -0-       10,284            -0-     10,284
                                    --------     --------      -------     --------       --------   --------
   Total Interest Bearing
    Liabilities                      206,574       35,370       22,617      264,561         15,748    280,309
                                    --------     --------      -------     --------       --------   --------
Interest Sensitivity
 Gap                                $(27,688)    $  2,651      $17,506     $ (7,531)      $119,798   $112,267
                                    ========     ========      =======     ========       ========   ========
Cumulative Gap                      $(27,688)    $(25,037)     $(7,531)
                                    ========     ========      =======
Cumulative Gap to
 Total Earning Assets                   (7.1%)       (6.4%)       (1.9%)

Cumulative Gap to
 Total Assets                           (6.3%)       (5.7%)       (1.7%)

    The preceding static gap report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category of assets liabilities may have in relation to other categories or market rates in general. For instance, the rate paid on NOW accounts typically moves slower than the six month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a "beta factor" adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (1.7%) was reversed to a positive 20.1% "beta adjusted" gap position.

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

    At September 30, 1997, total capital to total assets was 8.94%.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 1997, the Corporation's Tier I capital represented 14.09% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.34% of risk weighted assets. Both ratios are well above current regulatory guidelines.

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

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11   Computation of Earnings Per Common Share

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending September 30, 1997

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.
                                             Registrant



Date: November 7, 1997              By: /s/  Philip E. Norwood
      -----------------                -----------------------------------------
                                       Philip E. Norwood, President and
                                       Chief Executive Officer

Date: November 7, 1997              By: /s/  Bob G. Scott
      -----------------                 ----------------------------------------
                                        Bob G. Scott, Senior Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                        Page No.
-------                                                        --------


11             Computation of Earnings Per Common Share

27             Financial Data Schedule