Form 10-K
period 1997-12-31
SUMMIT BANCSHARES INC /TX/
filed 1998-03-26
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

              TEXAS                                  75-1694807
       -------------------                     ---------------------
    (State of Incorporation)                      (I.R.S. Employer
                                                  Identification No.)


                  1300 SUMMIT AVENUE, FORT WORTH, TEXAS 76102
                  -------------------------------------------
                    (Address of principal executive offices)

                                (817) 336-6817
                     ------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                None                                 Not Applicable
       -----------------------                ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 11, 1998 was approximately $113,852,000.

The number of shares of common stock, $1.25 par value, outstanding at March 11, 1998 was 6,518,094 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 17, 1998 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1998 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

                                    PART I

ITEM 1.   BUSINESS.

THE CORPORATION.  Summit Bancshares, Inc. (the "Corporation"), a corporation
---------------
incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation maintains its principal office at 1300 Summit Avenue, Suite 604, Fort Worth, Texas 76102. The Corporation's principal activity is the ownership and management of its subsidiaries. The Corporation owns all of the issued and outstanding shares of capital stock of two national banking associations, Summit National Bank and Summit Community Bank, N.A. (the "Subsidiary Banks") and a nonbank subsidiary, Summit Bancservices, Inc., all located in Fort Worth, Texas. In January 1997 Camp Bowie National Bank at the time, a wholly-owned subsidiary, changed its name to Summit Community Bank, N.A. and in March 1997 Alta Mesa National Bank merged with Summit Community Bank, N.A. Alta Mesa National Bank was a former wholly-owned subsidiary of the Corporation.

At December 31, 1997 the Corporation had consolidated total assets of $459,794,000, consolidated total loans of $276,069,000, consolidated total deposits of $401,724,000 and consolidated total shareholders' equity of $41,112,000.

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

     SECURITIES SERVICES. Summit Bancshares, Inc. through an agreement with LM Financial Partners, Inc. offers investment brokerage services. LM Financial Partners, Inc., a subsidiary of Legg Mason, Inc. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. Investment executives are available at each of the Subsidiary Banks and can provide information about tax-free municipals, government securities, stocks, mutual funds, or annuities.

Certain information with respect to each Subsidiary Bank as of February 28, 1998 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.

                                            As of February 28, 1998
                               ---------------------------------------------------
                                                (In Thousands)
                               Organiza-  Acqui-                                 Share-
Name and Address of              tion     sition   Total     Total     Total    holders'
Subsidiary Bank                  Date      Date    Assets    Loans    Deposits   Equity
-----------------------------  ---------  ------  --------  --------  --------  --------
SUMMIT NATIONAL BANK                1975    1980  $191,820  $102,024  $160,589   $18,365
1300 Summit Avenue
Fort Worth, TX 76102
SUMMIT COMMUNITY BANK, N.A.         1984    1984  $275,242  $177,864  $252,320   $20,065
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

EMPLOYEES.  As of December 31, 1997 the Corporation and the Subsidiary Banks
---------
collectively had a total of 152 full-time employees and 16 part-time employees.

REGULATION AND SUPERVISION.
--------------------------

The Corporation and the Subsidiary Banks are subject to federal and state law applicable to businesses generally and also to federal and state laws specifically applicable to financial institutions and financial institution holding companies. The laws and regulations governing financial institutions and their parent holding companies are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole and not for the protection of shareholders. Those laws give regulatory authorities broad enforcement powers over banks and bank holding companies including the power to require remedial actions and to impose substantial fines and other penalties for violation of laws or regulations.

The following description of statutory and regulatory provisions is qualified in its entirety by reference to the applicable statutes and regulations. Any change in applicable statutes or regulations or the policies of regulatory authorities may have a material effect on the business, operations, and prospects of the Corporation and the Subsidiary Banks. The Corporation is unable to predict the nature or extent of the affect on its business and earnings that fiscal or monetary policies, economic controls, or changes in federal or state statutes or regulations or regulatory policies may have in the future.

THE CORPORATION

GENERAL. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision, and examination by
the Board of Governors of the Federal Reserve System (the "FRB").   Under
federal law bank holding companies are subject to restrictions on the types of activities in which they may engage and to wide range of supervisory requirements and actions, including periodic examinations and reporting requirements and regulatory enforcement actions for any violations of laws regulations or policies. The FRB has authority to order a bank holding company to cease and desist from unsafe or unsound practices, to assess civil money penalties against companies and affiliated individuals who violate the BHC Act or FRB regulations or orders, and to order termination by a bank holding company of any activities in which it is engaged which are not permitted activities for a bank holding company.

The Corporation is a legal entity, separate and distinct from its subsidiaries. As a result, the Corporation's right to participate in the distribution of assets of any subsidiary upon liquidation or reorganization of the subsidiary will be subject to the prior claims of depositors and creditors of the subsidiary. In the event of a liquidation or reorganization of a Subsidiary Bank, the claims of depositors and creditors of the Bank will have priority over the rights of the Corporation and its shareholders and creditors.

SCOPE OF PERMISSIBLE ACTIVITIES. The BHC Act prohibits a bank holding company, with certain limited exceptions, from directly or indirectly engaging in, or from directly or indirectly acquiring ownership or control of more than 5% of any class of voting shares of any company engaged in, any activities other than banking or managing or controlling banks or certain other subsidiaries or other activities determined by the FRB to be so closely related to banking as to be a proper incident thereto. Some of the activities which have been determined by FRB regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts or investment companies, and providing certain securities brokerage services. In approving or disapproving a bank holding company's acquiring a company engaged in bank-related activities or engaging itself in bank-related activities, the FRB considers a number of factors and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against possible adverse effects (such as undue concentration of resources, deceased or unfair competition, conflicts of interest, or unsound banking practices.) In considering these factors, the FRB may differentiate between a bank holding company's commencing activities itself and its acquiring a going concern already engaged in those activities.

SAFETY AND SOUNDNESS. Bank holding companies may not engage in unsafe or unsound banking practices. For example, with some exceptions for well-capitalized and well-managed companies, FRB regulations require a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove a redemption or repurchase if it finds the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. In some circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The FRB may exercise various administrative remedies, including issuing orders requiring parent bank holding companies and their nonbanking subsidiaries to refrain from actions believed by the FRB to constitute a serious risk to the financial safety, soundness, or stability of a subsidiary bank.

SOURCE OF STRENGTH TO SUBSIDIARY BANKS. FRB regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. This concept has become known as the "source of strength" doctrine. The FRB takes the position that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and should maintain the financial flexibility and capital-raising capacity necessary to obtain resources for assisting its subsidiary banks if required. A bank holding company which fails to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the FRB to be engaged in an unsafe and unsound banking practice and in violation of FRB regulations. Further, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires a bank holding company to guarantee, up to certain limits, an undercapitalized subsidiary bank's compliance with any capital restoration plan approved by the bank's primary federal regulatory authority. See Imposition of Liability for Undercapitalized Subsidiaries below.

ENFORCEMENT. The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the FRB's authority to prohibit activities of bank holding companies and their nonbanking subsidiary which are unsafe or unsound banking practices or constitute violations of laws or regulations. Bank regulatory authorities may issue cease and desist orders which may, among other things, require affirmative action to correct conditions resulting from such a violation or practice, including restitution, reimbursement, or indemnification or guaranty against loss. Under FIRREA, a bank holding company or financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other appropriate action as determined by the ordering agency.

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

FIRREA also contains a "cross-guarantee" provision that makes commonly controlled insured depository institutions liable to the Federal Deposit Insurance Corporation (the "FDIC") for any losses incurred, or reasonably anticipated to be incurred, in connection with the failure of an affiliated insured depository institution.

ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

REPORTING AND EXAMINATION. The Corporation is required to file quarterly and annual reports with the Federal Reserve Bank of Dallas (the "Federal Reserve Bank") and provide such additional information as the Federal Reserve Bank may require pursuant to the BHC Act. The Federal Reserve Bank may examine the Corporation and any nonbank subsidiary and charge the Corporation for the cost of such an examination. The Corporation is also subject to reporting and disclosure requirements under state and federal securities laws.

CAPITAL ADEQUACY REQUIREMENTS. The FRB monitors the capital adequacy of bank holding companies using a combination of risk-based guidelines and leverage ratios to evaluate their capital adequacy. Under the risk-based capital guidelines, assets categories are assigned different risk weights based generally on perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to balance sheet components. For the purposes of the guidelines, a bank holding company's qualifying total capital is defined as the sum of its "Tier 1" and "Tier 2" capital elements, with the "Tier 2" element being limited to an amount not exceeding 100% of "Tier 1" element. "Tier 1" capital includes, with certain limitations, common stockholders' equity, qualifying perpetual noncumulative preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with some limitations, certain other preferred stock as well as qualifying debt instruments and all or part of the allowance for possible loan losses.

The FRB guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% must be in the form of "Tier 1" capital). At December 31, 1997, the Corporation's ratios of "Tier 1" and qualifying total capital to risk-weighted assets were 13.81% and 15.06%, respectively. At such date, both ratios exceeded regulatory minimums.

The FRB also uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is defined as a company's "Tier 1" capital divided by its adjusted average total assets. The FRB guidelines require a minimum ratio of 3.0% "Tier 1" capital to adjusted average total assets for bank holding companies having the highest regulatory rating. Bank holding companies having lower regulatory ratings are expected to maintain a leverage ratio of 4.0% to 5.0%. The Corporation's leverage ratio at December 31, 1997, was 8.83% which exceeded the regulatory minimum.

A bank holding company which fails to meet the applicable capital standards will be at a disadvantage in several respects. For example, FRB policy discourages the payment of dividends by a bank holding company if payment would adversely affect capital adequacy or borrowing by a company with inadequate capital for the purpose of paying dividends. In some circumstances, a failure to meet the capital guidelines may also result in enforcement action by the FRB.

IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve insured depository institutions problems. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the institution's federal regulator unless each company "having control of" the undercapitalized institution guarantees, up to certain limits, the subsidiary's compliance with the capital restoration plan. The Corporation has control of the Subsidiary Banks for purpose of this statute.
See below The Subsidiary Banks - Capital Adequacy Requirements.

Under FDICIA, the aggregate liability of all companies controlling a particular institution is generally limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with application capital standards. FDICIA grants greater powers to regulatory authorities in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a timely and acceptable capital restoration plan or to implement an accepted capital restoration plan. A bank holding company controlling such an institution may be required to obtain prior FRB approval of proposed dividends or consent to a merger or to divest the troubled institution or other affiliates.

ACQUISITION BY BANK HOLDING COMPANIES. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or bank holding company, or merging or consolidating with another bank holding company, without the prior approval of the FRB. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. In some circumstances, any such action must be brought in less than 30 days after FRB approval.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits adequately capitalized and managed bank holding companies to acquire banks located in other states, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a state or national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. Under the Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the bank sought to be acquired. However, state deposit concentration caps adopted by various states, such as Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. Texas has adopted a deposit concentration cap of 20% of in-state insured deposits; therefore, the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap.
State law may establish a minimum age (not to exceed five years) of local banks subject to interstate acquisition. The minimum age established by Texas is five years.

ACQUISITION OF BANK HOLDING COMPANIES. The Change in Bank Control Act of 1978 prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition. Acquisition of 25% or more of any class of voting shares of a bank holding company constitutes acquisition of "control." The FRB presumes that the acquisition of 10% or more, but less than 25%, of any class of voting stock of a bank holding company with securities registered under Section 12 of the Exchange Act, such as the Corporation, constitutes acquisition of control. That presumption can be rebutted by showing the acquisition will not in fact result in control.

In addition, any company would be required to obtain the approval of the FRB under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the Corporation or otherwise obtaining control or a "controlling influence" over the Corporation.

THE SUBSIDIARY BANKS

GENERAL. The Subsidiary Banks are national banking associations organized under the National Bank Act, as amended, (the "National Bank Act") and are subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Pursuant to such regulation, the Banks are subject to various restrictions and supervisory requirements, and potentially to enforcement actions. The OCC regularly examines national banks with respect to, among other matters, capital adequacy, reserves, loan portfolio, investments and management practices. The Subsidiary Banks must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Subsidiary Banks if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Subsidiary Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance

Company (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the FRB regulates the Corporation, the FRB has supervisory authority which affects the Subsidiary Banks.

SCOPE OF PERMISSIBLE ACTIVITIES. The National Bank Act provides the rights, privileges, and powers of national banks and defines the activities in which national banks may engage. Permitted activities for a national bank include making, arranging, purchasing, or selling loans, purchasing, holding, and conveying real estate under certain conditions, deal in investment securities in certain circumstances, and, generally, engaging in the "business of banking" and activities that are "incidental" to banking. Activities deemed "incidental" to the business of banking include the borrowing and lending of money, receiving deposits (including deposits of public funds), holding or selling stock or other property acquired in connection with security on a loan, discounting and negotiating evidences of debt, acting as guarantor (if the bank has a "substantial interest in the performance of the transaction"), issuing letters of credit to or on behalf of its customers, operating a safe deposit business, providing check guarantee plans, issuing credit cards, operating a loan production office, selling loans under repurchase agreements, selling money orders at offices other than bank branches, providing consulting services to banks, and verifying and collecting checks.

BRANCHING. National banks domiciled in Texas may establish a branch anywhere in Texas with prior OCC approval. In acting on a branch application, the OCC considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Interstate Banking Act, which expends the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate banking, allows each state the option of "opting out" of the interstate branching provisions. The Texas Legislature opted out of the interstate branching provisions during its 1995 Session. Interstate branching would have become effective in Texas in June of 1997 if Texas had not elected to "opt out." The Texas "opt-out" legislation prohibiting interstate branching is effective until September of 1999.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. The Subsidiary Banks are subject to federal statutes which limit transactions with the Corporation and other affiliates. One set of restrictions is found in Section 23A of the Federal Reserve Act, which limits loans to, purchases of assets from, and investments in "affiliates" of the Subsidiary Banks. The term "affiliates" would include the Corporation and any of its subsidiaries. Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for such loans. In addition, Section 23A limits the amount of loans or extensions of credit to third parties which are collateralized by the securities or obligations of the Corporation or its subsidiaries.

Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among the other things, Section 23B requires that certain transactions between a Subsidiary Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Subsidiary Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a Subsidiary Bank and an affiliate must be on terms and under circumstances, including credit underwriting standards and procedures, that in good faith would be offered to or would apply to nonaffiliated companies. Each Subsidiary Bank is also subject to certain prohibitions against advertising that suggests that the Subsidiary Bank is responsible for the obligations of its affiliates.

The regulations and restriction on transactions with affiliates may limit the Corporation's ability to obtain funds from its Subsidiary Banks for its cash needs, including funds for payment of dividends and operating expenses.

Under the Federal Reserve Act and FRB Regulation O, there are restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") which apply to all banks with deposits insured by the FDIC and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests.
These loans cannot exceed the bank's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including truth-in-lending statutes, the Texas Credit Title, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. These laws provide remedies to the borrower and penalties to the lender for failure of the lender to comply with such laws. The scope and requirements of these laws and regulations have expended in recent years, and claims by borrowers under these laws and regulations may increase.

RESTRICTIONS ON SUBSIDIARY BANK DIVIDENDS. Substantially all of the Corporation's cash revenues is derived from dividends paid by the Subsidiary Banks. Dividends payable by the Subsidiary Banks are restricted under the National Bank Act. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Dividends." The Subsidiary Banks' ability to pay dividends is further restricted by the requirement that they maintain adequate levels of capital in accordance with capital adequacy guidelines promulgated from time to time by the OCC. Moreover, the prompt corrective action provisions of FDICIA and implementing regulations prohibit a bank from paying dividends or management fees if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See "Capital Adequacy Requirements" below.

EXAMINATIONS. The OCC periodically examines and evaluates national banks. Based upon such evaluations, the OCC may require revaluation of certain assets of a bank and require the bank to establish specific reserves to allow for the difference between the regulatory-determined value and the book value of such assets. The OCC is authorized to assess the institution an annual fee based for, among other things, the costs of conducting the examinations.

CAPITAL ADEQUACY REQUIREMENTS. OCC regulations require national banks to maintain minimum risk-based capital ratios such as to those for bank holding companies discussed above. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized." A national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and if it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4% and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination, subject to appropriate federal banking agency guidelines) and the bank does not meet the definition of a well capitalized bank. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A "critically undercapitalized" institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

At December 31, 1997, each of the Subsidiary Banks was well capitalized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions with the overall goal of reducing losses to the depository insurance fund. FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business.

With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

The OCC is authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring FRB prior approval of any capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. Such an institution may be prohibited from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank's becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

DEPOSIT INSURANCE ASSESSMENTS. The FDIC is required by the Federal Deposit Insurance Act to assess all banks in order to adequately fund the Bank Insurance Fund (the "BIF") so as to resolve any insured bank that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate deposit insurance assessments made on BIF member banks to maintain the designated reserves for the fund. In addition, the FDIC can impose special assessments to repay borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks. Under the risk-based system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Such premiums currently range from zero percent of insured deposits to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. Each of the Subsidiary Banks are currently being assessed at the lowest rate of zero percent.

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). FICO assessment rates for the second semi-annual assessment period of 1997 were set by FDIC at 1.26 basis points annually for BIF members and 6.30 basis points annual for SAIF members. These rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. By law, the FICO assessment rate on BIF members must be one-fifth the rate on SAIF members until the two insurance funds are merged or until January 1, 2000, whichever occurs first.

INTERNAL OPERATING REQUIREMENTS. FDICIA requires financial institutions with over $500 million in assets to file an annual report with the FDIC and its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) for financial reporting and complying with designated safety and soundness laws and regulations; and (3) a separate assessment by management of the effectiveness of the internal controls and the institutions' internal controls for financial reporting. The independent public accountant also must report separately on the institution's compliance with designated safety and soundness laws and rules. The requirement of an annual audit of the Subsidiary Banks can be satisfied by an annual audit of the Corporation.

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

EXPANDING ENFORCEMENT AUTHORITY. One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. The FRB and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

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

EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Corporation cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and the Subsidiary Banks.


ITEM 2.   PROPERTIES.

The principal offices of the Corporation are located at 1300 Summit Avenue, Fort Worth, Texas 76102. The Corporation and Summit National Bank, a subsidiary, lease space at this address from an unrelated third-party through leases that expire December 31, 1999 and December 31, 2009, respectively. Summit National Bank owns a detached motor bank facility.

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

The Fossil Creek office of Summit Community Bank, N.A., at 3851 NE Loop 820, Fort Worth, Texas is currently housed in a temporary facility. A new building is to be built to house this office. The new building to be completed in late 1998, is to be a joint venture between the Summit Community Bank, N.a. and an unrelated third party.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 21, 1998, their respective ages, and their present positions with the Corporation are as follows:

                                                        Position Held
                                 Position With              Since
Name                 Age        the Corporation         -------------
-------------------  ---  ----------------------------
Philip E. Norwood     48            Chairman                     1998
Jeffrey M. Harp       49           President                     1998
Bob G. Scott          60  Executive Vice President and           1998
                            Chief Operating Officer

The business experience of each of these executive officers during the past five
(5) years is set forth below:

Mr. Norwood became Chairman of the Board of Summit Bancshares, Inc. and Chairman of Summit Community Bank, N.A. in January 1998 and President of Summit Community Bank, N.A. in July 1994 and continues to serve in these capacities. From October 1993 to January 1998 Mr. Norwood served as President and Chief Executive Officer of the Corporation. He has served as a director of the Corporation since March 1984. From January 1990 to October 1993 Mr. Norwood served as Secretary of the Corporation, from December 1992 to October 1993 he served as Executive Vice President of the Corporation, and from March 1984 to January 1990 he served as Secretary and Treasurer of the Corporation. From April 1981 to December 1992 Mr. Norwood served as President of Alta Mesa National Bank (currently a banking office of Summit Community Bank, N.A.). From December 1992 to December 1995 Mr. Norwood served as Chief Executive Officer of Alta Mesa National Bank. Mr. Norwood served as a director of Alta Mesa National Bank from April 1981 to March 1997 and as a director of Summit Community Bank, N.A. since January 1990. Mr. Norwood served as a director of Summit National Bank from March 1983 to January 1996.

Mr. Harp became President of the Corporation in January 1998 and continues to serve in that capacity. From October 1993 to January 1998 Mr. Harp served as Chief Operating Officer and Secretary of the Corporation. He served as Executive Vice President of the Corporation from December 1992 to January 1998, and Treasurer from January 1990 to January 1998. He has served as director of the Corporation since January 1990. He has served as President of Summit National Bank since January 1991, and served as Executive Vice President of Summit National Bank from February 1985 to December 1990. He has served as a director of Summit National Bank since January 1990. He served as a director of Alta Mesa National Bank and Summit Community Bank, N.A. from January 1990 to January 1996.

Mr. Scott became Executive Vice President, Chief Operating Officer, Secretary and Treasurer in January 1998 and continues to serve in these capacities. He served as Senior Vice President and Chief Financial Officer from June 1994 to

January 1998. From February 1992 to June 1994 Mr. Scott was a Senior Vice President with Alexander and Alexander of Texas, Inc. Prior to February 1992, Mr. Scott was a financial officer with Team Bancshares, Inc., Fort Worth, Texas and with Texas American Bancshares, Inc., Fort Worth.

No family relationships exist among the executive officers and directors of the Corporation.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.  Since May 3, 1993 the Corporation's Common Stock has been
------------------
traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low closing bid quotations of the Corporation's Common Stock for the periods indicated:

                           Bid
                     ----------------
                      High      Low
                     -------  -------
1997 Fiscal Year:
-------------------
First Quarter         $13.75   $11.25
Second Quarter         13.75    12.63
Third Quarter          17.25    13.50
Fourth Quarter         21.50    17.13

1996 Fiscal Year:
-------------------
First Quarter         $ 8.63   $ 7.63
Second Quarter          9.25     8.00
Third Quarter          10.75     8.50
Fourth Quarter         12.38     9.82

This data has been restated to reflect a two-for-one stock split effected on December 9, 1997.

On March 13, 1998 the closing bid and asked quotations reported for the Common Stock were $21.50 and $22.125, respectively. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Prior to May 3, 1993 there was no established public trading market for the issued and outstanding shares of Common Stock of the Corporation. Accordingly, there exists no published information with respect to market prices before that date. From time to time, however, moderate numbers of shares of Common Stock were transferred on the books of the Corporation.

SHAREHOLDERS.  At the close of business on March 13, 1998 there were 665
------------
shareholders of record of Common Stock of the Corporation.

DIVIDENDS.  The Corporation has paid regular cash dividends on its common stock
---------
on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 1996, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods. Data has been restated to reflect a two-for-one stock split effected on December 9, 1997.

        1997           Dividends Per Share
---------------------  -------------------

     First Quarter                  $0.045
     Second Quarter                  0.045
     Third Quarter                   0.045
     Fourth Quarter                  0.045

        1996
---------------------

     First Quarter                  $0.035
     Second Quarter                  0.035
     Third Quarter                   0.035
     Fourth Quarter                  0.035
------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data). All share and per share information has been restated to reflect the two-for-one splits in 1997, 1995 and 1993:

                                                                           Years Ended December 31,
                                                          ----------------------------------------------------------
                                                             1997        1996        1995        1994        1993
                                                          ----------  ----------  ----------  ----------  ----------
Summary of Earnings:
 Interest Income                                           $ 31,972    $ 27,577    $ 22,929    $ 18,143    $ 17,095
 Interest Expense                                            11,301       9,771       8,277       5,625       5,235
                                                           --------    --------    --------    --------    --------
 Net Interest Income                                         20,671      17,806      14,652      12,518      11,860
 Provision (Credit) for Loan Losses                             900         819         236        (114)         23
 Securities Gains (Losses)                                       (1)        (14)        (10)       (152)          3
 Non-interest Income                                          3,266       2,990       2,764       2,729       2,855
 Non-interest Expense                                        12,318      10,917       9,973       9,075       9,155
                                                           --------    --------    --------    --------    --------
 Earnings Before Income Taxes                                10,718       9,046       7,197       6,134       5,540
 Income Tax Expense                                           3,678       3,103       2,468       2,094       1,809
                                                           --------    --------    --------    --------    --------
 Net Income                                                   7,040       5,943       4,729       4,040       3,731

Balance Sheet Data (at period-end):
 Total Assets                                              $459,794    $395,248    $355,417    $291,011    $280,688
 Investment Securities                                      105,627     117,013     119,368     114,722     112,315
 Loans, Net of Unearned Discount                            276,069     220,006     178,493     138,966     127,250
 Allowance for Loan Losses                                    4,065       2,972       2,500       2,410       2,594
 Demand Deposits                                            126,398     103,695      89,184      72,992      61,165
 Total Deposits                                             401,724     345,023     310,109     259,539     254,151
 Long-term Debt and Notes Payable                               -0-         -0-         -0-         250         500
 Shareholders' Equity                                        41,112      35,080      30,125      25,334      22,978

Per Share Data:
 Net Income - Diluted                                      $   1.04    $    .90    $    .72    $    .61    $    .57
 Book Value - Period-End                                       6.32        5.43        4.78        4.01        3.68
 Dividends Paid                                                 .18         .14         .11         .09        .054
 Weighted Average Shares Outstanding (000)                    6,479       6,399       6,278       6,172       6,192

Selected Performance Ratios:
 Return on Average Assets                                      1.70%       1.60%       1.52%       1.43%       1.40%
 Return on Average Shareholders' Equity                       18.49       18.50       17.14       16.55       17.75
 Net Interest Margin (tax equivalent)                          5.47        5.24        5.15        4.85        4.90
 Efficiency Ratio                                             51.50       52.60       57.31       59.96       61.98

Asset Quality Ratios:
 Non-Performing Loans to Total Loans - Period-End               .77%        .50%        .55%        .46%       1.17%
 Allowance for Loan Losses to Total Loans - Period-End         1.47        1.35        1.40        1.73        2.04
 Allowance for Loan Losses to Non-Performing Loans
   - Period-End                                               193.0       270.0       252.0       375.0       174.0
 Net Charge-Offs (Recoveries) to Average Loans                 (.08)        .17         .09         .05         .19

Capital Ratios:
 Shareholders' Equity  to Total Assets - Period-End            8.89%       8.83%       8.40%       9.04%       8.19%
 Average Shareholders' Equity to Average Assets                9.21        8.66        8.85        8.64        7.89
 Total Risk-based Capital to Risk Weighted Assets
   - at Period-End*                                           15.06       15.85       15.91       18.09       17.53
 Leverage Ratio - at Period-End*                               8.83        8.82        8.42        8.69        8.18

*  Calculated in accordance with Federal Reserve guidelines currently in effect.

QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1997 and 1996 follows (in thousands except for per share data):

                              First   Second    Third   Fourth
                             Quarter  Quarter  Quarter  Quarter
                             -------  -------  -------  -------
1997:
----
Interest Income               $7,326   $7,870   $8,249   $8,527
Interest Expense               2,540    2,713    2,952    3,096
Net Interest Income            4,786    5,157    5,297    5,431
Provision for Loan Losses        155      197      281      267
Non-interest Income              762      820      825      858
Non-interest Expense           2,846    3,076    3,128    3,268
Income Tax Expense               875      932      931      940
Net Income                     1,672    1,772    1,782    1,814

Per Share Data:
 Net Income
   Basic                      $  .26   $  .27   $  .28   $  .28
   Diluted                       .25      .26      .26      .27
 Dividends Paid                 .045     .045     .045     .045
 Stock Price Range:
   High                        13.75    13.75    17.25    21.50
   Low                         11.25    12.63    13.50    17.13
   Close                       12.38    13.75    17.13    21.00


1996:
----
Interest Income               $6,498   $6,721   $7,064   $7,294
Interest Expense               2,363    2,361    2,490    2,557
Net Interest Income            4,135    4,360    4,574    4,737
Provision for Loan Losses        124      164      192      339
Non-interest Income              729      731      785      731
Non-interest Expense           2,778    2,802    2,687    2,650
Income Tax Expense               677      730      846      850
Net Income                     1,285    1,395    1,634    1,629

Per Share Data:
 Net Income
   Basic                      $  .20   $  .22   $  .25   $  .26
   Diluted                       .19      .21      .25      .24
 Dividends Paid                 .035     .035     .035     .035
 Stock Price Range:
   High                         8.63     9.25    10.75    12.38
   Low                          7.63     8.00     8.50     9.82
   Close                        8.63     8.63    10.50    11.25


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

PERFORMANCE SUMMARY. Net income for 1997 was $7.0 million, an increase of $1.1 million, or 18.5%, over the $5.9 million recorded for 1996. On a weighted average share basis (adjusted for a two-for-one stock split in December 1997), net income for 1997 was $1.04 per diluted share as compared to $.90 per share for 1996, an increase of 15.6%. The major contribution to the improved earnings during 1997 was a 16.1% increase in net interest income. This increase was partially offset by an increase over the prior year in the provision for loan losses. In 1997 a provision for loan losses of $900,000 was taken, compared to a provision of $819,000 in 1996.

Continuing to reflect the strong and growing economy in the Corporation's market area, loans increased 25.5% over the previous year-end to $276 million at December 31, 1997. Deposits experienced somewhat less dramatic growth, increasing 16.4% over the same period to $402 million. Shareholders' equity was $41 million at year-end, an increase of 17.2%.

Net income for 1996 was $5.9 million compared to net income of $4.7 million for
1995, an increase of 25.7%.   The increase in earnings for 1996 was also
attributable to increased net interest income.

The following table shows selected key performance ratios over the last three
(3) years:

                                             1997    1996    1995
                                            ------  ------  ------

Return on Average Assets                     1.70%   1.60%   1.52%
Return on Average Shareholders' Equity      18.49   18.50   17.14
Shareholders' Equity to Assets - Average     9.21    8.66    8.85
Dividend Payout Ratio - Per Share           17.31   15.55   15.28

The ratio, return on assets, is calculated by dividing net income by average total assets for the year. The return on equity ratio is calculated by dividing net income by average shareholders' equity for the year. The equity to assets ratio is calculated by dividing average shareholders' equity by average total assets for the year. The dividend payout is determined by dividing the dividend paid per share by the diluted earnings per share.

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

Net interest income (tax equivalent) for 1997 was $20.7 million, an increase of $2.9 million, or 16.1% compared to the prior year. The net increase reflected a $4.4 million increase in interest income which was offset by a $1.5 million increase in interest expense. The Corporation's yield on earning assets increased to 8.45% in 1997, from 8.11% for 1996. Rates paid on the Corporation's interest-bearing liabilities in 1997, primarily time deposits, increased from 3.93% in 1996 to 4.16% in 1997. Also contributing to the improved net interest income for 1997 was the increase in noninterest-bearing demand deposits. In 1997, the average balance of demand deposits increased 15.7%, with average demand deposits representing 28.2% of average total deposits as compared to 27.2% in 1996.

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

                                                                Years Ended December 31,
                                -------------------------------------------------------------------------------------------------
                                             1997                             1996                             1995
                                ------------------------------   -------------------------------  --------------------------------
                                Average              Average     Average               Average      Average              Average
  (Dollars in Thousands)        Balance   Interest  Yield/Rate   Balance   Interest   Yield/Rate    Balance   Interest  Yield/Rate
                                --------  --------  ----------   --------  --------   ----------   --------   --------  ----------
Earning Assets:
Federal Funds Sold              $ 18,059  $  1,008     5.58%     $ 16,696   $   906      5.32%     $ 18,738    $ 1,081     5.77%
Investment Securities
 (Taxable)                       111,578     6,874     6.16       122,212     7,398      6.05       109,863      6,476     5.90
Investment Securities
 (Tax-exempt)                        539        36     6.59            24         2      8.17           309         35    11.44
Loans, Net of Unearned
 Discount/(1)/                   248,303    24,069     9.69       201,506    19,285      9.57       156,374     15,367     9.82
                                --------  --------               --------  --------                --------   --------
   Total Earning Assets          378,479    31,987     8.45       340,438    27,591      8.11       285,284     22,959     8.04
                                          --------                         --------                           --------

Other Assets:
  Cash and Due From Banks         24,909                           21,027                            17,124
  Other Assets                    13,568                           12,243                            11,023
  Allowance for Loan Losses       (3,470)                          (2,811)                           (2,454)
                                --------                         --------                          --------
Total Assets                    $413,486                         $370,897                          $310,977
                                ========                         ========                          ========

Interest-Bearing Liabilities:
 Interest-Bearing Transaction
  Accounts                      $128,880     4,604     3.57      $116,811     3,853      3.30      $103,932      3,531     3.40
 Savings                          50,756     2,134     4.21        46,324     1,871      4.04        25,792        937     3.63
 Savings Certificates             49,203     2,434     4.95        48,058     2,292      4.77        47,527      2,291     4.82
 Certificates of Deposit
  $100,000 or more                30,242     1,572     5.20        24,405     1,208      4.95        23,421      1,165     4.98
 Other Time                          622        34     5.38           428        19      4.42           254         12     4.88
 Other Borrowings                 11,668       519     4.45        12,318       528      4.33         6,730        340     5.05
 Notes Payable                       -0-       -0-       --           -0-       -0-        --            11          1     9.56
                                --------  --------               --------   -------                --------    -------
    Total Interest-Bearing
     Liabilities                 271,371    11,297     4.16       248,344     9,771      3.93       207,667      8,277     3.98
                                --------                          -------                           -------

Other Liabilities:
 Demand Deposits                 101,813                           88,022                            74,024
 Other Liabilities                 2,212                            2,399                             1,765
 Shareholders' Equity             38,090                           32,132                            27,521
                                --------                          -------                           -------
   Total Liabilities and
    Shareholders' Equity        $413,486                         $370,897                          $310,977
                                ========                         ========                          ========
Net Interest Income and
Margin (T/E Basis)/(2)/                   $ 20,690     5.47                $ 17,820      5.24                  $14,682     5.15
                                          ========                         ========                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.47% for 1997, a twenty-three basis point increase from the previous year. This increase in the margin reflected that loans which earn a higher yield were a greater percentage of earning assets. In 1997, average loans were 66% of earning assets versus 59% in 1996.

The table below analyzes the increase in net interest income for each of the years ended December 31, 1997 and 1996 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                    1997 vs. 1996                     1996 vs. 1995
                                                  Increase (Decrease)              Increase (Decrease)
                                                  Due to Changes in:                Due to Changes in:
                                      ----------------------------------    ----------------------------------
       (Dollars in Thousands)          Volume        Rate        Total       Volume       Rate         Total
                                      --------  --------------  --------    --------   -----------    --------
Interest Earning Assets:
  Federal Funds Sold                   $   64         $  38      $  102      $ (102)       $ (73)     $  (175)
  Investment Securities (Taxable)        (656)          132        (524)        752           170         922
  Investment Securities (Tax-exempt)       34           -0-          34         (25)           (8)        (33)
  Loans, Net of Unearned Discount       4,539           245       4,784       4,319          (401)      3,918
                                       ------         -----      ------      ------         -----      ------
  Total Interest Income                 3,981           415       4,396       4,944          (312)      4,632
                                       ------         -----      ------      ------         -----      ------

Interest-Bearing Liabilities:
  Deposits                                962           573       1,535       1,367           (61)      1,306
  Other Borrowings                        (25)           16          (9)        243           (55)        188
                                       ------         -----      ------      ------         -----
  Total Interest Expense                  937           589       1,526       1,610          (116)      1,494
                                       ------         -----      ------      ------         -----      ------
Changes in Net Interest Income         $3,044         $(174)     $2,870      $3,334         $(196)     $3,138
                                       ======         =====      ======      ======         =====      ======

Net interest income for 1997 increased $2,870,000, or 16.1% over the prior year. In this same period interest expense increased $1,526,000 as interest rates increased.

NON-INTEREST INCOME. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                        1997                1996            1995
                                -------------------  ------------------    ------
                                 Amount   % Change    Amount   % Change    Amount
                                --------  ---------  --------  ---------  --------
Service Charges on
 Deposit Accounts                $1,890       14.9%   $1,645        7.9%   $1,525
Non-recurring Income                151      (25.2)      202      (12.6)      231
Loss on Sale of Investment
 Securities                          (1)        --       (14)        --       (10)
Other Non-interest Income         1,225        7.2     1,143       13.4     1,008
                                 ------               ------               ------

   Total Non-interest Income     $3,265        9.7    $2,976        8.1    $2,754
                                 ======               ======               ======

Service charges on deposits increased in 1997 as a result of an increase in service charges on deposit accounts and a higher level of collections of charges made.

Non-recurring income in each year is primarily interest recovered on loans charged-off in prior years or gains on sales of miscellaneous assets.

The increase in other non-interest income in 1997 is primarily due to increased fees earned from merchant fees on credit cards and fees earned on investment services to customers.

NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                         1997             1996          1995
                                   ----------------  ---------------   -------
                                   Amount  % Change  Amount % Change    Amount
                                   ------  --------  ------ --------    ------
Salaries and Employee Benefits    $ 7,524    11.4%   $ 6,753   14.4%    $5,903
Occupancy Expense - Net               774     2.6        772    8.4        712
Furniture and Equipment Expense       919    14.9        800   15.8        691
Other Real Estate Owned Expense       (63)    --          10    --         (99)
Other Expenses:
Business Development                  588    38.0        426   (3.8)       443
Insurance - Other                      97    (3.0)       100    1.0         99
Legal and Professional Fees           496    12.2        442   (7.7)       479
Other Taxes                           182    80.2        101   12.2         90
Postage and Courier                   284     8.4        262    4.4        251
Printing and Supplies                 373    23.1        303    4.8        289
Regulatory Fees and Assessments       160    19.4        134  (67.4)       411
Other Operating Expenses              984    20.9        814   15.6        704
                                  -------            -------            ------
   Total Other Expenses             3,164    22.5      2,582   (6.7)     2,766
                                  -------            -------            ------
     Total Non-interest Expense   $12,318    12.8    $10,917    9.5     $9,973
                                  =======            =======            ======

Total non-interest expense increased 12.8% in 1997 over 1996 reflecting increases in salaries and benefits, furniture and equipment expenses and other operating expenses. As a percent of average assets, non-interest expenses were 2.98% in 1997 and the "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.5% for 1997. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

The increase in salaries and employee benefits for 1997 is due to salary merit increases and additions to staff. The average number of full-time equivalent employees increased by ten in 1997 to an average full-time equivalent of 145. The increases for salaries and number of employees include additions for a branch office opened in 1997. Also, several lending officers and customer service officers and staff were added in the last half of 1997.

The increase in furniture and equipment expense is primarily a result of increased depreciation and service contract expense for a new PC network system installed in 1997. Also, additional expenses of a branch office opened in 1997 are reflected.

Increases in business development and printing and supplies expenses are primarily related to the name change of Summit Community Bank, N.A. and the merger of Alta Mesa National Bank into Summit Community Bank, N.A.

Other taxes, primarily franchise taxes paid to the State of Texas were higher due to higher levels of taxable capital at all entities.

Regulatory fees and assessments increased because of higher level of deposits and/or assets on which these fees and assessments are levied.

Other operating expenses increased in 1997 due to an increase in various miscellaneous operating costs including telephone service fees, loan support fees and fees paid to directors.

FEDERAL AND STATE INCOME TAX EXPENSE. The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1993. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $3.7 million for federal income taxes for 1997, resulting in an effective tax rate of 34.3%.

INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 1997, classified as to
                        --------------
whether the security is to be Held-to-Maturity or is Available-for-Sale (see
Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                    December 31, 1997
                                   -----------------------------------------------------------------------------------
                                                            Due 1 to         Due 5 to        Due After
                                   Due 1 Year or Less       5 Years          10 Years        10 Years
                                   -------------------  ----------------  ---------------  ----------------
     (Dollars in Thousands)          Amount     Yield    Amount   Yield   Amount   Yield    Amount   Yield     Total
                                   ----------  -------  --------  ------  -------  ------  --------  ------  ---------
U.S. Treasury Securities - HTM        $ 7,994    5.91%   $11,989   5.73%   $  -0-     --    $   -0-     --    $ 19,983
U.S. Treasury Securities - AFS         19,450    5.69     31,031   5.84       -0-     --        -0-     --      50,481
                                      -------            -------           ------           -------           --------
Total                                  27,444    5.75     43,020   5.81       -0-               -0-             70,464
                                      -------            -------           ------           -------           --------

U.S. Government Agencies - HTM          1,995    7.53     13,225   6.69     1,018   7.16%       -0-     --      16,238
U.S. Government Agencies - AFS            994    6.28      3,020   6.51       -0-     --        -0-     --       4,014
                                      -------            -------           ------           -------           --------
Total                                   2,989    7.12     16,245   6.65     1,018   7.16        -0-             20,252
                                      -------            -------           ------           -------           --------

U.S. Government Agency Mortgage
 Backed Securities - HTM                  191    6.50      1,042   5.71       -0-     --      6,555   6.76%      7,788
U.S. Government Agency Mortgage
 Backed Securities - AFS                  -0-      --        148   7.25       -0-     --      4,549   6.87       4,697
                                      -------            -------           ------           -------           --------
Total                                     191    6.50      1,190   5.90       -0-            11,104   6.80      12,485
                                      -------            -------           ------           -------           --------

Obligations of States and
 Political Subdivisions - HTM             100    6.51      1,042   6.32       -0-     --        -0-     --       1,142
Other Securities - AFS                    -0-      --        -0-     --       -0-     --        915   6.00         915
                                      -------            -------           ------           -------           --------
  Total                               $30,724    5.89    $61,497   5.99    $1,018   7.16    $12,019   6.74    $105,258
                                      =======            =======           ======           =======           ========

Held-to-Maturity ("HTM")              $10,280    6.24%   $27,298   6.17%   $1,018   7.16%   $ 6,555   6.76%   $ 45,151
Available-for-Sale ("AFS")             20,444    5.72     34,199   5.90       -0-     --      5,464   6.72      60,107

The yield on the investment securities portfolio of the Corporation at December 31, 1997 was 6.08% and the weighted average life of the portfolio on that date was approximately 2.2 years. At December 31, 1996 the yield of the portfolio was 6.24% and the weighted average life was 2.6 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 1997 and 1996. As of December 31, 1997, there was a net unrealized gain of $578,000 in the portfolio of which $369,000 related to Available-for-Sale securities, or .6% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                        December 31,
                                    -----------------------------------------------------
                                      1997       1996       1995       1994       1993
                                    ---------  ---------  ---------  ---------  ---------

U.S. Treasury Securities             $ 70,794   $ 77,678   $ 78,981   $ 85,601   $ 78,746
U.S. Government Agencies
 and Corporations                      20,249     25,276     26,922     18,277     21,769
U.S. Government Agency
 Mortgage Backed Securities            12,527     13,805     13,141     10,196     10,830
Obligations of States and
 Political Subdivisions                 1,142        -0-         70        394        716
Federal Reserve Bank and Federal
 Home Loan Bank Stock                     915        254        254        254        254
                                     --------   --------   --------   --------   --------
    Total                            $105,627   $117,013   $119,368   $114,722   $112,315
                                     ========   ========   ========   ========   ========

In 1997, approximately $4.5 million of investment securities were sold, resulting in a net loss on sale of securities of $1,000.The proceeds from the sale of these securities were reinvested in securities that provided a higher yield on investment and will result in a recovery of the net loss in a relatively short period of time. Management of the Corporation views these trades as an opportunity to increase the earnings capacity of the Corporation into the future.

LOANS. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                        December 31,
                            -------------------------------------------------------------------------------------------------
                                           % of               % of               % of               % of                % of
                                1997      Total     1996     Total     1995     Total     1994     Total     1993      Total
                            ------------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  -------
Commercial                      $127,800   46.3%   $103,414   47.0%   $ 81,542   45.7%   $ 69,610   50.1%   $ 61,638    48.4%
Real Estate Mortgage              90,638   32.8      76,771   34.9      64,200   36.0      51,684   37.2      46,558    36.6
Real Estate Construction          26,290    9.5      12,862    5.8      10,189    5.7       3,656    2.6       3,019     2.4
Loans to Individuals,
 Net of Unearned
 Discount                         31,341   11.4      26,959   12.3      22,562   12.6      14,016   10.1      16,035    12.6
                                --------           --------           --------           --------  -----    --------  ------
Total Loans, Net of
 Unearned Income                $276,069  100.0%   $220,006  100.0%   $178,493  100.0%   $138,966  100.0%   $127,250  100.0%%
                                ========           ========           ========           ========           ========

The preceding loan distribution table reflects that total loans increased $56.1 million (25.5%) between year-end 1996 and 1997. Although this increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 1997, loans were 68.7% of deposits compared to 63.8% at the previous year-end.

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

A significant portion of the $91 million real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 1997, $53 million of loans, approximately 58% of the real estate mortgage portfolio, had been made for this purpose. Also, approximately 39% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

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

The following table presents commercial loans and real estate construction loans at December 31, 1997, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                          Over
                                        One Year
                            One Year    Through    Over Five
                             or Less   Five Years    Years      Total
                            ---------  ----------  ---------  ---------

Commercial                   $107,058     $18,784     $1,958   $127,800
Real Estate Construction       25,131         246        913     26,290
                             --------     -------     ------   --------

     Totals                  $132,189     $19,030     $2,871   $154,090
                             ========     =======     ======   ========

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

In 1995 the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" ("SFAS No. 118"). These standards specify how allowances for certain impaired loans should be determined and the accounting for in-substance foreclosures. Adoption of these standards did not have a material impact on the Corporation's results of operations.

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

The following table presents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):

                                                        Years Ended December 31,
                                        ----------------------------------------------------------
                                           1997        1996        1995        1994        1993
                                        ----------  ----------  ----------  ----------  ----------
Average Loans Outstanding                 $248,303    $201,506    $156,374    $132,079    $127,375
                                          ========    ========    ========    ========    ========
Analysis of Allowance for
 Loan Losses:
 Balance, Beginning of Year               $  2,972    $  2,500    $  2,410    $  2,594    $  2,810
 Charge-Offs:
  Commercial                                   148         424         321         101         142
  Real Estate Mortgage                         -0-           2         -0-         180         173
  Real Estate Construction                     -0-         -0-         -0-         -0-         -0-
  Loans to Individuals                          98          36          26          32         134
                                          --------    --------    --------    --------    --------
   Total Charge-Offs                           246         462         347         313         449
                                          --------    --------    --------    --------    --------

 Recoveries:
  Commercial                                   379          58          74         129         136
  Real Estate Mortgage                          56          54         114          79          63
  Real Estate Construction                     -0-         -0-         -0-         -0-         -0-
  Loans to Individuals                           4           3          13          35          11
                                          --------    --------    --------    --------    --------
    Total Recoveries                           439         115         201         243         210
                                          --------    --------    --------    --------    --------
     Net Charge-Offs (Recoveries)             (193)        347         146          70         239
                                          --------    --------    --------    --------    --------
 Provision Charged (Credited)
  to Operating Expense                         900         819         236        (114)         23
                                          --------    --------    --------    --------    --------
Balance, End of Year                      $  4,065    $  2,972    $  2,500    $  2,410    $  2,594
                                          ========    ========    ========    ========    ========
Ratio of Net Charge-Offs (Recoveries)
    to Average Loans Outstanding             (.08)%        .17%        .09%        .05%        .19%
                                          ========    ========    ========    ========    ========

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                              December 31,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
Total Loans                             $276,069    $220,006    $178,493    $138,966    $127,250
Allowance for Loan Losses                  4,065       2,972       2,500       2,410       2,594
Allowance for Loan Losses
  as a Percent of Total Loans               1.47%       1.35%       1.40%       1.73%       2.04%
Allowance for Loan Losses As
  a Percent of Non-Performing Loans        193.0       270.0       252.0       375.0       174.0

The increase in provision for loan losses in 1997 over 1996 primarily recognizes the Corporation's loan growth and a modest level of loan charge-offs for the year.

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the tables on page 37 for the percent of specific types of loans to total loans:

                                                             December 31,
                          -----------------------------------------------------------------------------------
                               1997             1996             1995             1994              1993
                          ---------------  ---------------  ---------------  ---------------  ---------------
                                     %                %                %                %                %
                          Amount   Total   Amount   Total   Amount   Total   Amount   Total   Amount   Total
                          -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
Allowance For
 Loan Losses:
  Commercial               $1,729   42.5%   $1,072   36.1%   $1,249   50.0%   $  953   39.5%   $  983   37.9%
  Real Estate
   Mortgage                   699   17.2       556   18.7       524   21.0       648   26.9       796   30.7
  Real Estate
   Construction               184    4.5        81    2.7        63    2.5        28    1.2        37    1.4
  Loans to Individuals        272    6.7       165    5.6       132    5.3       198    8.2       169    6.5
  Unallocated Portion       1,181   29.1     1,098   36.9       532   21.2       583   24.2       609   23.5
                           ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
     Total                 $4,065  100.0%   $2,972  100.0%   $2,500  100.0%   $2,410  100.0%   $2,594  100.0%
                           ======  =====    ======  =====    ======  =====    ======  =====    ======  =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 1997, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

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

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):

                                               December 31,
                             -------------------------------------------------
                               1997      1996      1995      1994      1993
                             --------  --------  --------  --------  ---------

Non-accrual Loans             $2,112    $1,102    $  990    $  643     $1,471
Renegotiated Loans               -0-       -0-       -0-       -0-         18
Other Real Estate                151       166       113       649        615
                              ------    ------    ------    ------     ------
 Total Non-Performing
  Assets                      $2,263    $1,268    $1,103    $1,292     $2,104
                              ======    ======    ======    ======     ======

As a Percent of:
 Total Assets                    .49%      .32%      .31%      .44%       .75%
 Total Loans and Other
  Real Estate                    .82       .58       .62       .93       1.65

Loans Past Due 90 Days or
  More and Still Accruing     $   78    $   36    $  -0-    $   32     $   41

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

Non-accrual loans at December 31, 1997, were comprised of $2,043,000 in commercial loans, $29,000 in real estate mortgages, and $40,000 in loans to individuals. One commercial loan of $1,403,000 is included in these amounts and is well secured.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                   Years Ended December 31,
                               ---------------------------------
                               1997   1996   1995   1994   1993
                               -----  -----  -----  -----  -----
Gross Amount of Interest
 That Would Have Been
 Recorded at Original Rate     $ 272  $ 111  $ 102  $  35  $ 165
Interest Included in Income      154     30     42     25     41
                               -----  -----  -----  -----  -----
  Interest Not Recorded
   in Income                   $ 118  $  81  $  60  $  10  $ 124
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

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                              December 31,
                             ----------------------------------------------
                               1997      1996     1995     1994      1993
                             --------  --------  -------  -------  --------

Non-Performing Loans          $2,112    $1,102   $  990   $  643    $1,489
Criticized Loans               9,295     4,589    7,621    4,497     5,920
Allowance for Loan Losses      4,065     2,972    2,500    2,410     2,594
Allowance for Loan Losses
 as a Percent of:
  Non-Performing Loans         193.0%    270.0%   252.0%   375.0%    174.0%
  Criticized Loans              44.0      65.0     33.0     54.0      44.0

Independent third party loan reviews of the Subsidiary Banks were completed at various times in 1997. In addition, regulatory examinations were completed in late 1997. Based on the findings of these reviews and exams the Subsidiary Banks appear to be adequately reserved.

Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

DEPOSITS. The primary source of the Corporation's funds is the deposits of the Subsidiary Banks. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal because of market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $13.8 million, or 15.7% in 1997. These deposits represented 28.2% of total deposits. Average interest-bearing deposits increased $23.7 million, or 10.0%. The deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):

                                                        1997                         1996                   1995
                                                ---------------------  --------------------------------  ----------
                                                 Amount    Rate Paid    Amount    Rate Paid    Amount    Rate Paid
                                                ---------  ----------  ---------  ----------  ---------  ----------
Noninterest-Bearing Demand Deposits              $101,813               $ 88,022               $ 74,024
Interest-Bearing Deposits:
 Interest-Bearing Transaction
      Accounts                                    128,880       3.57%    116,811       3.30%    103,932       3.40%
 Savings                                           50,756       4.21      46,324       4.04      25,792       3.63
 Savings Certificates                              49,203       4.95      48,058       4.77      47,527       4.82
 Certificates of Deposit of $100,000 or More       30,242       5.20      24,405       4.95      23,421       4.98
 Other Time Deposits                                  622       5.38         428       4.42         254       4.88
                                                 --------               --------               --------
      Total Interest-Bearing Deposits             259,703       4.15     236,026       3.92     200,926       3.95
                                                 --------               --------               --------
      Total Deposits                             $361,516               $324,048               $274,950
                                                 ========               ========               ========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1997, 1996 and 1995 is presented below (in thousands):

                               % of              % of              % of
     Maturity         1997    Total     1996    Total     1995    Total
------------------  --------  ------  --------  ------  --------  ------

3 months or less     $15,480   43.4%   $10,215   40.1%   $12,023   49.0%
3 to 6 months          6,894   19.3      7,342   28.9      6,810   27.7
6 to 12 months        11,383   31.9      6,350   25.0      5,167   21.0
Over 12 months         1,933    5.4      1,527    6.0        551    2.3

BORROWINGS. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the banks that require short-term liquidity for their funds. Information relating to these borrowings is summarized as follows:

                                                         December 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  --------
Securities sold under repurchase agreements:
     Average                                     $11,668    $12,181   $ 6,580
     Year-end                                     14,689     13,209    13,528
Maximum month-end balance during year             15,263     14,453    13,528
Interest Rate:
     Average                                        4.45%      4.33%     5.11%
     Year-end                                       4.55       4.35      4.67

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

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 1997 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                        Repriced
                                   Due in                                               After 1
                                     30          Due in        Due in         Total      Year or
                                    Days         31-180       181 Days        Rate      Non-Rate
                                  Or Less         Days       to One Year    Sensitive   Sensitive    Total
                                 ----------    ----------    -----------    ---------   ---------  ---------
Earning Assets:
 Loans                             $159,345      $ 17,504        $11,576     $188,425    $ 87,644   $276,069
 Investment Securities                3,933        22,710         23,330       49,973      55,654    105,627
 Federal Funds Sold                  35,760           -0-            -0-       35,760         -0-     35,760
                                   --------      --------        -------     --------    --------   --------
   Total Earning Assets            $199,038      $ 40,214        $34,906     $274,158    $143,298   $417,456
                                   --------      --------        -------     --------    --------   --------

Interest-Bearing Liabilities:
 Interest-Bearing
   Transaction Accounts
     and Savings                   $187,246      $    -0-        $   -0-     $187,246    $    -0-   $187,246
   Certificates of
     Deposits greater than
     $100,000                         8,401        13,974         11,383       33,758       1,932     35,690
   Other Time Deposits                5,126        20,952         20,680       46,758       5,632     52,390
   Repurchase Agreements             14,689           -0-            -0-       14,689         -0-     14,689
                                   --------      --------        -------     --------    --------   --------

   Total Interest-
    Bearing Liabilities            $215,462      $ 34,926        $32,063     $282,451    $  7,564   $290,015
                                   --------      --------        -------     --------    --------   --------

Interest Sensitivity Gap           $(16,424)     $  5,288        $ 2,843     $ (8,293)   $135,734   $127,441
                                   ========      ========        =======     ========    ========   ========
Cumulative Gap                     $(16,424)     $(11,136)       $(8,293)
                                   ========      ========        =======
Cumulative Gap To
 Total Earning Assets                 (3.93%)       (2.67%)        (1.99%)
Cumulative Gap To
 Total Assets                         (3.57%)       (2.42%)        (1.80%)

In the preceding table under the "After 1 Year" category, $44,338,000 in investment securities will reprice or mature within one to three years and another $8,228,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.2 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (1.8%) was reversed to a positive 18.9% "beta adjusted" gap position.

Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position. Also, based on the Corporation's analysis of its interest rate sensitivity position at year end 1997, a 100-basis point change in interest rates would not have a significant impact on its net interest income over a twelve month period.

The following table reflects the spreads and margins for the past three (3) years:

                                 1997   1996   1995
                                 -----  -----  -----

Yield on Earning Assets (T/E)    8.45%  8.11%  8.04%
Cost of Funds                    4.16   3.93   3.98
Net Interest Spread (T/E)        4.29   4.18   4.06
Net Interest Margin (T/E)        5.47   5.24   5.15

CAPITAL RESOURCES. At December 31, 1997 shareholders' equity totaled $41.1 million, an increase of $6.0 million or 17.2% for the year. This increase was primarily from retained earnings, i.e., earnings net of dividends to shareholders.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and equity capital plus a portion of the allowance for loan losses, respectively. The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1995, 1996 and 1997 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying total capital is 8.00 percent, of which 4.00 percent must be Tier 1 capital.

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

The table below illustrates the Corporation's and its Subsidiary Banks' compliance with the regulatory guidelines as of December 31, 1997 (dollars in thousands):

                                 The         Summit      Summit
                            Consolidated    National    Community
                             Corporation      Bank     Bank, N.A.
                            -------------  ----------  -----------

Total Assets                    $459,794    $195,446     $261,157
Risk Weighted Assets             297,613     115,049      178,464

Equity Capital (Tier 1)         $ 41,112    $ 17,394     $ 19,291
Qualifying Allowance For
 Loan Losses                       3,720       1,438        2,231
                                --------    --------     --------

   Total Tier 2 Capital         $ 44,832    $ 18,832     $ 21,522
                                ========    ========     ========

Leverage Ratio                      8.83%       8.83%        7.32%
Risk Capital Ratio:
 Tier 1                            13.81%      15.12%       10.81%
 Total Tier 2                      15.06       16.37        12.06

As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 1997.

Also, as of December 31, 1997, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 1997, federal funds sold and investment securities maturing within 30 days represented $39.7 million or 8.6% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serves as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 91% of total deposits at December 31, 1997, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000.

The parent Corporation's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, is derived from the investment in its subsidiaries and from management fees paid by the subsidiaries. See Note 16 - Dividends from Subsidiaries for limitations on dividends payable by subsidiaries.

IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

Based on a recent assessment, the Corporation determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Corporation presently believes that with modifications to existing software, the Year 2000 Issue can be mitigated. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have material impact on the operations of the Corporation.

The Corporation will utilize both internal and external resources to correct and test the software for Year 2000 modifications. The Corporation plans to complete the Year 2000 project not later than December 31, 1998. The projected total remaining cost of the Year 2000 project is not material to the financial condition of the Corporation.

The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:                            PAGE
       ----------------------------------------------------                             ----

     Independent Auditor's Report                                                           32

     Management's Responsibility for Financial Reporting                                    33

     Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of
          December 31, 1997 and 1996                                                        34

     Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries
          for the Years Ended December 31, 1997, 1996 and 1995                              35

     Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and
          Subsidiaries for the Years Ended December 31, 1997, 1996 and 1995
          (Consolidated and Parent Company Only)                                            36

     Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries
          for the Years Ended December 31, 1997, 1996 and 1995                              37

     Notes to Consolidated Financial Statements                                          38-54

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Stovall, Grandey, & Whatley

STOVALL, GRANDEY, & WHATLEY


Fort Worth, Texas
January 23, 1998

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of the Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with general accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

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

The Audit Committee of the Corporation and the Banking Subsidiaries' Board of Directors, which are composed entirely of directors independent of management, meet regularly with management, regulatory examiners, internal auditors, the loan review consultants and independent auditors to discuss financial reporting matters, internal controls, regulatory reports, internal auditing and the nature, scope and results of audit efforts. Internal audit and loan review personnel report directly to the Audit Committee. The banking regulators, internal auditors and independent auditors have direct access to the Audit Committee.

The consolidated financial statements have been audited by Stovall, Grandey & Whatley, independent auditors, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors and by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which the Corporation's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of the internal control structure and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in accordance with general accepted accounting principles in all material respects.


        /s/ Philip E. Norwood                 /s/ Jeffrey M. Harp

           PHILIP E. NORWOOD                    JEFFREY M. HARP
         CHAIRMAN OF THE BOARD                     PRESIDENT



                             /s/ Bob G. Scott

                               BOB G. SCOTT
                         EXECUTIVE VICE PRESIDENT
                        AND CHIEF OPERATING OFFICER

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                      --------------------
                                                         1997       1996
                                                      --------    --------
                       ASSETS                           (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                      $ 30,487    $ 28,339
FEDERAL FUNDS SOLD                                      35,760      20,350
INVESTMENT SECURITIES - NOTE 2
  Securities Available-for-Sale, at fair value          60,476      58,576
  Securities Held-to-Maturity, at cost (fair value
    of $45,360,000 and $58,629,000 at
    December 31, 1997 and 1996, respectively)           45,151      58,437
LOANS - NOTE 3
  Loans, Net of Unearned Discount                      276,069     220,006
    Allowance for Loan Losses                           (4,065)     (2,972)
                                                      --------    --------
       LOANS, NET                                      272,004     217,034

PREMISES AND EQUIPMENT, NET - NOTE 4                     7,916       7,105
ACCRUED INCOME RECEIVABLE                                3,442       3,189
OTHER REAL ESTATE - NOTE 5                                 151         166
OTHER ASSETS - NOTE 10                                   4,407       2,052
                                                      --------    --------

TOTAL ASSETS                                          $459,794    $395,248
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                          $126,398    $103,695
  Interest-Bearing                                     275,326     241,328
                                                      --------    --------

       TOTAL DEPOSITS                                  401,724     345,023

SECURITIES SOLD UNDER AGREEMENTS TO
 REPURCHASE - NOTE 7                                    14,689      13,209
ACCRUED INTEREST PAYABLE                                   678         638
OTHER LIABILITIES                                        1,591       1,298
                                                      --------    --------

       TOTAL LIABILITIES                               418,682     360,168
                                                                  --------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13,
 15 and 17

SHAREHOLDERS' EQUITY - NOTES 12, 14, 18 and 19
  Common Stock - $1.25 par value; 20,000,000 shares
   authorized; 6,501,332 and 3,233,036 shares
   issued and outstanding at December 31, 1997
   and 1996, respectively                                8,127       4,041
  Capital Surplus                                        6,251       6,136
  Retained Earnings                                     26,491      24,675
  Unrealized Gain on Investment Securities
   Available-for-Sale, Net of Tax                          243         228
                                                      --------    --------

       TOTAL SHAREHOLDERS' EQUITY                       41,112      35,080
                                                      --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $459,794    $395,248
                                                      ========    ========



The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1997          1996          1995
                                                      ------------  ------------  ------------
                                                       (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                              $24,063       $19,274       $15,331
  Interest and Dividends on Investment Securities:
    Taxable                                                 6,878         7,405         6,479
    Exempt from Federal Income Taxes                           23             1            23
  Interest on Federal Funds Sold                            1,008           897         1,096
                                                          -------       -------       -------

       TOTAL INTEREST INCOME                               31,972        27,577        22,929
                                                          -------       -------       -------

INTEREST EXPENSE
  Interest on Deposits - NOTE 6                            10,773         9,243         7,936
  Interest on Securities Sold Under
    Agreements to Repurchase                                  528           528           340
  Interest on Notes Payable - NOTE 8                          -0-           -0-             1
                                                          -------       -------       -------

       TOTAL INTEREST EXPENSE                              11,301         9,771         8,277
                                                          -------       -------       -------

       NET INTEREST INCOME                                 20,671        17,806        14,652

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                      900           819           236
                                                          -------       -------       -------

       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                           19,771        16,987        14,416
                                                          -------       -------       -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                      1,890         1,645         1,525
  Net Loss on Sale of Investment Securities                    (1)          (14)          (10)
  Other Income                                              1,376         1,345         1,239
                                                          -------       -------       -------

       TOTAL NON-INTEREST INCOME                            3,265         2,976         2,754
                                                          -------       -------       -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                            7,524         6,753         5,903
  Occupancy Expense - Net                                     774           772           712
  Furniture and Equipment Expense                             919           800           691
  Other Real Estate Owned (Income) Expense - Net              (63)           10           (99)
  Other Expense - NOTE 9                                    3,164         2,582         2,766
                                                          -------       -------       -------

       TOTAL NON-INTEREST EXPENSE                          12,318        10,917         9,973
                                                          -------       -------       -------

       INCOME BEFORE INCOME TAXES                          10,718         9,046         7,197

APPLICABLE INCOME TAXES - NOTE 10                           3,678         3,103         2,468
                                                          -------       -------       -------

       NET INCOME                                         $ 7,040       $ 5,943       $ 4,729
                                                          =======       =======       =======

       NET INCOME PER SHARE - NOTE 14
          Basic                                           $  1.09       $   .93       $   .76
          Diluted                                            1.04           .90           .72


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                                          Unrealized
                                          Common Stock                                   Gain (Loss) on                  Total
                                    ------------------------    Capital    Retained       Investment      Treasury    Shareholders'
                                       Shares        Amount     Surplus    Earnings    Securities - Net     Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                      (Dollars in thousands, Except Per Share Data)
BALANCE AT JANUARY 1, 1995          1,578,723      $1,973       $6,047    $18,187           $ (873)       $ -0-       $25,334
Stock Options Exercised                19,000          24           31                                                     55
Purchases of Stock Held
 in Treasury                                                                                               (508)         (508)
Retirement of Stock
 Held in Treasury                     (22,780)        (29)                   (479)                          508           -0-
Two-for-One Stock Split             1,574,943       1,969                  (1,969)                                        -0-
Cash Dividend - $.11 Per Share                                               (692)                                       (692)
Securities Available-
 for-Sale Adjustment                                                                         1,207                      1,207
Net Income for Year Ended 1995                                              4,729                                       4,729
                                    ---------      ------       ------    -------           ------        -----       -------
BALANCE AT DECEMBER 31, 1995        3,149,886       3,937        6,078     19,776              334          -0-        30,125
Stock Options Exercised                92,150         115           58                                                    173
Purchases of Stock Held
 in Treasury                                                                                               (157)         (157)
Retirement of Stock
 Held in Treasury                      (9,000)        (11)                   (146)                          157           -0-
Cash Dividend - $.14 Per Share                                               (898)                                       (898)
Securities Available-
 for-Sale Adjustment                                                                          (106)                      (106)
Net Income for Year Ended 1996                                              5,943                                       5,943
                                    ---------      ------       ------    -------           ------        -----       -------
BALANCE AT DECEMBER 31, 1996        3,233,036       4,041        6,136     24,675              228          -0-        35,080
Stock Options Exercised                21,790          28          115                                                    143
Two-for-One Stock Split             3,246,506       4,058                  (4,058)
Cash Dividend - $.18 Per Share                                             (1,166)                                     (1,166)
Securities Available-
 for-Sale Adjustment                                                                            15                         15
Net Income for Year Ended 1997                                              7,040                                       7,040
                                    ---------      ------       ------    -------           ------        -----       -------
BALANCE AT DECEMBER 31, 1997        6,501,332      $8,127       $6,251    $26,491           $  243        $ -0-       $41,112
                                    =========      ======       ======    =======           ======        ======      =======


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         (Dollars In Thousands)                                 YEAR ENDED DECEMBER 31,
         ---------------------                             ----------------------------------
                                                             1997         1996         1995
                                                           --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                $  7,040     $  5,943     $  4,729
                                                           --------     --------     --------
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and Amortization                              840          762          652
     Net Premium Amortization of Investment Securities           97          310          445
     Provision for Loan Losses                                  900          819          236
     Deferred Federal Income Taxes (Benefit)                    233         (159)          68
     Loss on Sale of Investment Securities                        1           14           10
     Writedown of Other Real Estate                               4           12           12
     Net Gain From Sale of Other Real Estate                    (21)         -0-          (78)
     Net (Gain) Loss on Sale of Premises and Equipment           12           (1)         -0-
     Increase in Accrued Income and Other Assets             (2,796)        (270)      (1,044)
     Increase in Accrued Expenses and Other Liabilities         333          280          297
                                                           --------     --------     --------
           TOTAL ADJUSTMENTS                                   (397)       1,767          598
                                                           --------     --------     --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES              6,643        7,710        5,327
                                                           --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (Increase) Decrease in Federal Funds Sold             (15,410)       5,330      (15,940)
  Proceeds from Matured and Prepaid Investment Securities
   . Held-to-Maturity                                        21,486       20,001       21,154
   . Available-for-Sale                                      14,906       20,486       12,703
  Proceeds from Sales of Investment Securities                4,506       14,527        2,969
  Purchase of Investment Securities
   . Held-to-Maturity                                       (12,884)     (19,174)     (27,616)
   . Available-for-Sale                                     (16,702)     (33,969)     (12,482)
  Loans Originated and Principal Repayments, Net            (56,363)     (42,171)     (39,724)
  Recoveries of Loans Previously Charged-Off                    439          115          201
  Proceeds from Sale of Premises and Equipment                    1            1          -0-
  Proceeds from Sale of Other Real Estate                        32          -0-          502
  Purchases of Premises and Equipment                        (1,664)        (710)      (1,207)
                                                           --------     --------     --------
       NET CASH USED BY INVESTING ACTIVITIES                (61,653)     (35,564)     (59,440)
                                                           --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts        41,081       36,011       45,230
  Net Increase (Decrease) in Certificates of Deposit         15,620       (1,097)       5,338
  Net Increase (Decrease) in Repurchase Agreements            1,480         (319)       9,000
  Principal Payments on Notes Payable                           -0-          -0-         (250)
  Payments of Cash Dividends                                 (1,166)        (898)        (692)
  Proceeds from Stock Options Exercised                         143          173           55
  Purchase of Treasury Stock                                    -0-         (157)        (508)
                                                           --------     --------     --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES             57,158       33,713       58,173
                                                           --------     --------     --------
NET INCREASE IN CASH AND DUE FROM BANKS                       2,148        5,859        4,060

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                  28,339       22,480       18,420
                                                           --------     --------     --------
CASH AND DUE FROM BANKS - END OF YEAR                      $ 30,487     $ 28,339     $ 22,480
                                                           ========     ========     ========
SUPPLEMENTAL SCHEDULE OF OPERATING AND
 INVESTING ACTIVITIES
  Interest Paid                                            $ 11,260     $  9,769     $  8,129
  Income Taxes Paid                                           3,876        3,285        2,410
  Other Real Estate Acquired in Settlement of Loans             -0-           65          -0-
  Bank Financed Sales of Other Real Estate                      -0-          -0-          100


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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-----------------------------------------------------

The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank, Summit Community Bank, N.A. (the "Subsidiary Banks") and Summit Bancservices, Inc. ("Bancservices"). All significant intercompany balances and transactions have been eliminated.

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

CASH AND DUE FROM BANKS
-----------------------

The Subsidiary Banks are required to maintain certain restricted balances at the Federal Reserve Bank based on their level of deposits. During 1997 the average cash balance maintained at the Federal Reserve Bank was approximately $4,543,000. Compensating balances held at correspondent banks to minimize service charges averaged approximately $14,791,000 in 1997.

INVESTMENT SECURITIES
---------------------

The Corporation has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). At the date of purchase, the Corporation is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

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

All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to interest income over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method and the gain or loss is recorded in non-interest income. Income earned on the Corporation's investments in securities of state and political subdivisions is not taxable.

LOANS AND ALLOWANCE FOR LOAN LOSSES
-----------------------------------

Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method. Generally, loan origination and commitment fees are recognized at the time of funding and are considered adjustments to interest income. Related direct costs are not separately allocated to loans but are charged to non-interest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial statements. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. After loans are placed on non-accrual all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

The Corporation has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under SFAS 114, the allowance for loan losses related to any loans that are identified for evaluation in accordance with SFAS 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans.

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

PREMISES AND EQUIPMENT
----------------------

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets. Maintenance and repairs are charged to non-interest expense. Renewals and improvements are added to the asset accounts and depreciated over the periods benefited.

OTHER REAL ESTATE
-----------------

Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Corporation's recorded investment in the related loan, a writedown is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on disposition are included in non-interest expense.

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

RECLASSIFICATION
----------------

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
-----------------------------------------------

Earnings per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents. Stock options are regarded as common share equivalents and are therefore considered in earnings per share calculations, if dilutive. The number of common share equivalents is determined using the treasury stock method.

NOTE 2 - INVESTMENT SECURITIES

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                  December 31, 1997
                                                    ---------------------------------------------
                                                                 Gross        Gross
                                                    Amortized  Unrealized  Unrealized     Fair
                                                      Cost       Gains       Losses       Value
                                                    ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                           $ 19,983        $178       $ (15)   $ 20,146
  U.S. Government Agencies
   and Corporations                                    16,238          24         (27)     16,235
  U.S. Government Agency
     Mortgage Backed Securities                         7,788          46          (6)      7,828
  Obligations of States and Political Subsidiaries      1,142           9         -0-       1,151
                                                     --------        ----       -----    --------

       Total Held-to-Maturity Securities               45,151         257         (48)     45,360
                                                     --------        ----       -----    --------


Investment Securities - Available-for-Sale
  U.S. Treasury Securities                             50,481         397         (67)     50,811
  U.S. Government Agencies
   and Corporations                                     4,014           3          (6)      4,011
  U.S. Government Agency
     Mortgage Backed Securities                         4,697          42         -0-       4,739
  Federal Reserve Bank and Federal
     Home Loan Bank Stock                                 915          -0-        -0-         915
                                                     --------         ----      -----    --------

       Total Available-for-Sale Securities             60,107         442         (73)     60,476
                                                     --------        ----       -----    --------

         Total Investment Securities                 $105,258        $699       $(121)   $105,836
                                                     ========        ====       =====    ========

In the above schedule, the amortized cost of Total Held-to-Maturity Securities
                           --------------
of $45,151,000 and the estimated fair value of Total Available-for-Sale
                                 ----------
Securities of $60,476,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1997 for a total of $105,627,000. A net unrealized gain of $369,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

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

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 1997, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


                                      December 31, 1997
                           ----------------------------------------
                            Held-to-Maturity    Available-for-Sale
                           -------------------  -------------------
                           Amortized    Fair    Amortized    Fair
                             Cost      Value      Cost      Value
                           ---------  --------  ---------  --------

Due in One Year or Less      $10,280   $10,294    $20,444   $20,477
Due after One Year
  through Five Years          27,298    27,455     34,199    34,495
Due after Five Years
  through Ten Years            1,018     1,010        -0-       -0-
Due after Ten Years            6,555     6,601      5,464     5,504
                             -------   -------    -------   -------

Total                        $45,151   $45,360    $60,107   $60,476
                             =======   =======    =======   =======

Included in the investment securities is $11,104,000 and $10,690,000 at December 31, 1997 and December 31, 1996, respectively, of mortgage-backed securities having stated maturities after five years. The estimated maturities on these securities are between two and twelve years as of December 31, 1997, based on estimated prepayments of the underlying mortgages.

Investment securities with carrying values of $34,663,000 and $31,504,000 at December 31, 1997 and 1996, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $34,823,000 and $31,560,000 at December 31, 1997 and 1996, respectively.

Proceeds from sales of investment securities were $4,506,000 during 1997, $14,527,000 during 1996 and $2,969,000 during 1995. In 1997, gross losses from sale of securities of $3,000 were realized, but were partially offset by gross gains of $2,000. In 1996, gross losses from sale of securities of $27,000 was realized, but were partially offset by gross gains of $13,000. In 1995, a loss from sale of securities of $10,000 was realized. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation or subsidiaries do not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1997 and 1996, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):


                                  December 31,
                             ----------------------
                                1997        1996
                             ----------  ----------

Commercial                    $127,800    $103,414
Real Estate Mortgage            90,638      76,771
Real Estate Construction        26,290      12,862
Loans to Individuals            32,003      27,674
Less:  Unearned Discount          (662)       (715)
                              --------    --------
                               276,069     220,006
Allowance for Loan Losses       (4,065)     (2,972)
                              --------    --------

             Loans, Net       $272,004    $217,034
                              ========    ========

At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,652,000 and $447,000, respectively. These loans were on non-accrual status. The related allowance for loan losses for these loans was $349,000 and $195,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $504,000. For this period the Corporation recognized no interest income on these impaired loans.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $2,112,000, $1,102,000 and $990,000 at December 31, 1997, 1996 and
1995, respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $272,000 for 1997, $111,000 for 1996 and $102,000 for 1995. Interest income on those loans included in net income was $154,000 for 1997, $30,000 for 1996 and $42,000 for 1995.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                      Year Ended December 31,
                                    ----------------------------
                                      1997      1996      1995
                                    --------  --------  --------
Balance, Beginning of Year           $2,972    $2,500    $2,410
Provision, Charged to Income            900       819       236
Loans Charged Off                      (246)     (462)     (347)
Recoveries of Loans Previously
 Charged Off                            439       115       201
                                     ------    ------    ------

    Net Recoveries/(Charge-Offs)        193      (347)     (146)
                                     ------    ------    ------

Balance, End of Year                 $4,065    $2,972    $2,500
                                     ======    ======    ======

NOTE 4 - PREMISES AND EQUIPMENT

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                             December 31,
                                                    ----------------------------
                                                      1997       1996     1995
                                                    --------  --------  --------
Land                                                 $ 1,446   $ 1,446   $ 1,279
Buildings and Improvements                             7,532     7,375     7,115
Furniture and Equipment                                6,661     5,182     5,051
                                                     -------   -------   -------
    Total Cost                                        15,639    14,003    13,445
Less:  Accumulated Depreciation and Amortization       7,723     6,898     6,288
                                                     -------   -------   -------
    Net Book Value                                   $ 7,916   $ 7,105   $ 7,157
                                                     =======   =======   =======

Depreciation and amortization charged to expense amounted to $840,000, $762,000 and $652,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, the Corporation and subsidiaries had certain noncancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

    1998          $  344
    1999             392
    2000             468
    2001             483
    2002             499
    Thereafter     4,886

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                         Year Ended December 31,
                         -----------------------
                          1997     1996    1995
                         -------  ------  ------
Total Rental Income        $ 365   $ 344   $ 318
Less: Rental Expense         272     245     240
                           -----   -----   -----
    Net Rental Income      $  93   $  99   $  78
                           =====   =====   =====

NOTE 5 - OTHER REAL ESTATE

The carrying value of other real estate was as follows (in thousands):

                              December 31,
                         ----------------------
                          1997    1996    1995
                         ------  ------  ------
Other Real Estate        $ 185   $ 201   $ 148
Valuation Reserve          (34)    (35)    (35)
                         -----   -----   -----
Net Other Real Estate    $ 151   $ 166   $ 113
                         =====   =====   =====

Transactions in the valuation reserve are summarized as follows (in thousands):

                                Year Ended December 31,
                                -----------------------
                                 1997     1996    1995
                                -------  ------  ------
Balance, Beginning of Year        $  35   $  35   $  35
Provisions Charged to Income        -0-     -0-     -0-
Reductions from Sales                 1     -0-     -0-
                                  -----   -----   -----
Balance, End of Year              $  34   $  35   $  35
                                  =====   =====   =====

Direct writedowns of other real estate charged to income were: 1997 - $4,000, 1996 - $12,000 and 1995 - $12,000.


NOTE 6 - DEPOSITS AND RELATED EXPENSE

At December 31, 1997, 1996 and 1995, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                            Deposits                 Interest Expense
                                -------------------------------  --------------------------
                                  1997       1996       1995       1997     1996     1995
                                ---------  ---------  ---------  --------  -------  -------

Noninterest-Bearing
 Demand Deposits                 $126,398   $103,695   $ 89,184
Interest-Bearing Deposits:
 Interest-Bearing
   Transaction Accounts           133,139    119,316    110,160   $ 4,599   $3,853   $3,532
 Savings                           54,107     49,048     36,870     2,135    1,871      937
 Savings Certificates - Time       51,685     47,025     49,005     2,434    2,292    2,290
 Certificates of Deposit
   $100,000 or More                35,690     25,434     24,551     1,572    1,208    1,165
 Other                                705        505        339        33       19       12
                                 --------   --------   --------   -------   ------   ------
 Total                            275,326    241,328    220,925   $10,773   $9,243   $7,936
                                 --------   --------   --------   =======   ======   ======
Total Deposits                   $401,724   $345,023   $310,109
                                 ========   ========   ========

The Corporation has no brokered deposits and there are no major concentrations of deposits.


NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (dollars in thousands):

                                                         December 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Securities Sold Under Repurchase Agreements:
 Average                                         $11,668    $12,181   $  6,580
 Year-end                                         14,689     13,209    13, 528
 Maximum Month-End Balance During Period          15,263     14,453     13,528
Interest Rate
 Average                                            4.45%      4.33%      5.11%
 Period-End                                         4.55       4.35       4.67


NOTE 8 - NOTES PAYABLE

The note payable at the Parent Company is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements. The note balance at December 31, 1997 and 1996, was $859,000 and $951,000, respectively. This note matures December 15, 1999 and is secured by banking premises. The interest rate at December 31, 1997 was 8.50% and is fixed annually on the note's anniversary date.

The fair value of the note payable is it's carrying value since the note is a variable rate loan and the note is adjusted annually in December of each year at prime rate.

On July 15, 1997, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 1998, whereupon, if balances are outstanding the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There have been no borrowings to date on these lines of credit.


NOTE 9 - OTHER NON-INTEREST EXPENSE

The significant components of other non-interest expense are presented below (in thousands):

                                    Year Ended December 31,
                                   -------------------------
                                     1997     1996     1995
                                   -------  -------  -------
Business Development                $  588   $  426   $  443
Legal and Professional Fees            496      442      479
Printing and Supplies                  373      303      289
Regulatory Fees and Assessments        160      134      411
Other                                1,547    1,277    1,144
                                    ------   ------   ------
Total                               $3,164   $2,582   $2,766
                                    ======   ======   ======

NOTE 10 - INCOME TAXES

The consolidated provision for income taxes consists of the following (in thousands):

                                         Year Ended December 31,
                                       ----------------------------
                                         1997      1996      1995
                                       --------  --------  --------
Federal Income Tax Expense
 Current                                $3,911    $3,240    $2,400
 Deferred                                 (233)     (137)       68
                                        ------    ------    ------
   Total Federal Income Tax Expense     $3,678    $3,103    $2,468
                                        ======    ======    ======
         Effective Tax Rates              34.3%     34.3%     34.3%
                                        ======    ======    ======

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                   Year Ended December 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Federal Income Taxes at Statutory Rate of 34%     $3,644    $3,076    $2,447
Effect of Tax Exempt Interest Income                 (12)       (8)      (19)
Nondeductible Expenses                                47        39        32
Other                                                 (1)       (4)        8
                                                  ------    ------    ------
 Income Taxes Per Income Statement                $3,678    $3,103    $2,468
                                                  ======    ======    ======

Federal income taxes included in the consolidated balance sheets were as follows
 (in thousands):

                                           December 31,
                                         ----------------
                                           1997      1996
                                         ------    ------
Current Tax Asset (Liability)            $   (7)   $   26
Deferred Tax Asset                          672       449
                                         ------    ------
    Total Included in Other Assets       $  665    $  475
                                         ======    ======

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):


                                                Year Ended December 31,
                                                -----------------------
                                                 1997    1996    1996
                                                ------  ------  -------
Federal Deferred Tax Assets:
 Allowance for Loan Losses                      $  831   $ 525    $ 365
 Valuation Reserves - Other Real Estate             36      60       58
 Interest on Non-accrual Loans                      66      46       55
 Deferred Compensation                             359     260      170
 Other                                              43      63       56
                                                ------   -----    -----
  Gross Federal Deferred Tax Assets              1,335     954      704
                                                ------   -----    -----
Federal Deferred Tax Liabilities:
 Depreciation and Amortization                     228     217      214
 Accretion                                         165      97       42
 Unrealized Gains on Available-for-Sale
  Securities                                       125     117      172
 Other                                             145      74       41
                                                ------   -----    -----
 Gross Federal Deferred Tax Liabilities            663     505      469
                                                ------   -----    -----
 Net Deferred Tax Asset                         $  672   $ 449    $ 235
                                                ======   =====    =====

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1997 and 1996 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.
A summary of these transactions follows (in thousands):

                                          Balance                 Net
                                         Beginning     Net      Amounts    Balance at
                                          of Year   Additions  Collected   End of Year
                                         ---------  ---------  ----------  -----------

For the Year ended December 31, 1997:
22 Directors and Officers                   $3,819     $1,011    $(1,387)       $3,443

For the Year ended December 31, 1996:
23 Directors and Officers                   $3,769     $1,198    $(1,148)       $3,819


NOTE 12 - STOCK OPTION PLAN

The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, ("the Plans"). Each Plan has reserved 600,000 shares (adjusted for two-for-one stock splits in 1993, 1995 and 1997) of common stock for grants thereunder. The Plans provide for the granting to executive management and other key employees of Summit Bancshares, Inc. and subsidiaries incentive stock options, as defined under the current tax law. The options under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period. Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

The following is a summary of transactions (adjusted for stock splits) for the years presented:

                                           Year Ended December 31,
                                  ------------------------------------------
                                         1997                  1996
                                  -------------------  ---------------------
                                            Wtd. Avg.              Wtd. Avg.
                                   Shares   Ex. Price    Shares    Ex. Price
                                  --------  ---------  ----------  ---------
Outstanding, Beginning of Year    464,100      $ 4.57    602,800      $ 2.96
Granted                           118,752       14.58     59,600       10.38
Exercised                         (35,260)       4.04   (196,300)       1.43
Canceled                           (4,480)       6.62     (2,000)       3.00
                                  -------              ---------
Outstanding, End of Year          543,112      $ 6.77    464,100      $ 4.57
                                  =======              =========
Exercisable at End of Year        375,510        4.60    323,700      $ 3.67
Weighted Average Fair Value of
  Options Granted at Date of Issue             $ 4.75      $3.35

The options outstanding at December 31, 1997, have exercise prices between $3.00 and $18.69 with a weighted average exercise price of $6.77 and a weighted average remaining contractual life of 7.2 years. Stock options have been adjusted retroactively for the effects of stock dividends.

The Corporation accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1997 and 1996. The fair value of the options granted in 1996 and 1997 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.1% and 6.6% respectively, expected dividend yield of 3.0% and 2.4%, respectively, and expected life of 6.5 years and expected volatility 29.2% and 30.3%, respectively.


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                       December 31,  December 31,
                                                                           1997          1996
                                                                         Contract      Contract
                                                                          Amount        Amount
                                                                       ------------  ------------

Financial Instruments Whose Contract Amounts Represent Credit Risk:
    Loan commitments including unfunded lines of credit                     $94,942       $79,231
    Standby letters of credit                                                 4,568         2,984

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Since many of the loan commitments and letters of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Corporation to guarantee the performance of a customer to a third party.

The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include certificates of deposits, accounts receivable, inventory, property, plant and equipment, and real property.

The Corporation originates real estate, commercial and consumer loans primarily to customers in the Tarrant County area. Although the Corporation has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the local economy and the real estate market.

The Corporation maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. Management of the Corporation monitors the balance in the account and periodically assesses the financial condition of correspondent banks.


NOTE 14 - EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations reflect a two-for-one stock split in December 1997 (dollars in thousands)

                                        1997        1996        1995
                                     ----------  ----------  ----------
Net income                           $    7,040  $    5,943  $    4,729
                                     ==========  ==========  ==========
Weighted average number of common
 shares used in Basic EPS             6,478,795   6,398,960   6,278,460
Effect of dilutive stock options        321,081     314,079     321,745
                                     ----------  ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,799,876   6,713,039   6,600,205
                                     ==========  ==========  ==========


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

Funding for the plan is provided by employer contributions to trust funds in amounts determined by actuarial assumption and valuation of the plan. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                           1997      1996
                                                                         --------  --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $22.40 in 1997 and $1,647 in 1996                          $2,420    $1,762
                                                                          ======    ======

 Projected benefit obligation for service rendered to date                $3,035    $1,997
Plan assets at fair value, primarily listed stocks and U.S. bonds          2,883     2,192
                                                                          ------    ------
Plan assets in excess of projected benefit obligation                       (152)      195
Unrecognized net loss from past experience different from that
   assumed and effects of changes in assumptions                             396        21
Prior service cost not yet recognized in net periodic pension cost           (12)       15
                                                                          ------    ------

 Prepaid pension cost included in other assets                            $  232    $  231
                                                                          ======    ======

Net pension expense included the following components (in thousands):

                                                                           Year ended December 31,
                                                                          --------------------------
                                                                           1997      1996     1995
                                                                          ------    ------   ------
Service cost for benefits earned during the period                        $  227    $  195   $  154
Interest cost on projected benefit obligation                                157       131      140
Less: Actual return on plan assets, net of expenses                          196      (153)    (260)
Net amortization and deferral                                                  5        (2)     145
                                                                          ------    ------   ------
 Net periodic pension expense                                             $  193    $  171   $  179
                                                                          ======    ======   ======

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1997 were 7 percent and 6 percent, respectively. The expected long-term rate of return on plan assets was 7 percent.

During 1997 and 1996 the Corporation contributed $370,000 and $313,000 to the plan, respectively.

401(k) PLAN
-----------

The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation did not match the employee's contributions in 1997.

MANAGEMENT SECURITY PLAN
------------------------

In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations in 1997, 1996 and 1995 for such future obligations was $276,000, $239,000, and $173,000, respectively.

OTHER POST RETIREMENT BENEFITS
------------------------------

The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

COMPENSATED ABSENCES
--------------------

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

NOTE 16- DIVIDENDS FROM SUBSIDIARIES

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 1998 the Subsidiary Banks can legally initiate dividend payments of $8,959,000 plus an additional amount equal to their net profits, as defined, for 1998 to the date of any such dividend payment. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized.

Internal dividend policies limit dividends from Subsidiary Banks if their equity capital levels fall below certain minimums determined by the respective Boards of Directors.


NOTE 17 - LITIGATION

Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.


NOTE 18 - STOCK SPLIT

In October 1997, the Board of Directors of the Corporation approved a two-for-one stock split of the Corporation's common stock to be effected as a 100% stock dividend and to be paid on December 9, 1997. All references in the accompanying financial statements regarding stock options and per share data for prior periods have been restated to reflect the stock split.


NOTE 19 - STOCK REPURCHASE PLAN

On April 15, 1997 the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 323,564 shares of the Corporation's common stock over the following twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. Subsequent to this approval no shares were purchased.

Under similar programs approved by the Board in 1996, 1995 and 1994, 188,680 shares in the aggregate were purchased in those years.


NOTE 20 - REGULATORY CAPITAL COMPLIANCE

The Corporation and Subsidiary Banks are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 1997 and 1996, the Corporation's and Subsidiary Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loans losses subject to certain limitations.

In conjunction with risk-based capital guidelines, the regulators have issued capital leverage guidelines. The leverage ratio consists of Tier 1 capital as a percent of total assets. The minimum leverage ratio for all banks is 3%, with a higher minimum ratio dependent upon the condition of the individual bank. The 3% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile.

The Corporation's regulatory capital position was as follows:

                                                             Actual,          Minimum Required,
                                                          December 31,           December 31,
                                                 ---------------------------  -----------------
                                                     1997           1996           1997
                                                 -------------  ------------  -----------------
Total Qualifying Capital to Risk-Based Assets        15.06%         15.85%          8.00%
Tier I Capital to Risk-Based Assets                  13.81          14.61           4.00
Tier I Capital to Average Assets (Leverage)           8.83           8.82           3.00


NOTE 21 - SUBSEQUENT EVENTS

On January 20, 1998, the Board of Directors of Summit Bancshares, Inc. approved a quarterly dividend of $.06 per share to be paid on February 16, 1998 to shareholders of record on February 2, 1998.


NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Statement Board ("FASB") has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The Corporation has adopted this pronouncement with no material impact on its financial condition, results of operations or liquidity.

The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting the new standard resulted in the reporting of basic and diluted earnings per share for the Corporation for 1997 and prior years.

The FASB has issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure. This Statement requires an entity to disclose in its financial statements the pertinent rights and privileges of the various securities outstanding and the number of shares upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. The provisions of this standard are effective for periods ending after December 15, 1997. The Corporation has adopted this pronouncement with no material impact on its financial condition, results of operations or liquidity.

The FASB has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components. Comprehensive income will include net income plus new unrealized gain or loss on securities.


NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

 CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet
 --------------------------
 for cash and due from banks approximate those assets' fair values.

 INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED SECURITIES): Fair values for
 -------------------------------------------------------------
 investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

 LOANS: For variable-rate loans, fair values are based on carrying values.  The
 ------
 fair values for fixed rate loans such as mortgage loans (e.g., one-to-four family residential) and installment loans are estimated using discounted cash flow analysis. The carrying amount of accrued interest receivable approximates its fair value.

 DEPOSIT LIABILITIES: The fair value disclosed for interest bearing and non-
 --------------------
 interest bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

 SHORT-TERM BORROWINGS: The carrying value of borrowings under repurchase
 ----------------------
 agreements approximate their fair values.

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                        December 31,
                                           --------------------------------------
                                                  1997                1996
                                           ------------------  ------------------
                                           Carrying    Fair    Carrying    Fair
                                            Amount    Value     Amount    Value
                                           --------  --------  --------  --------
Financial Assets
 Cash and due from banks                   $ 30,487  $ 30,487  $ 28,339  $ 28,339
 Federal funds sold                          35,760    35,760    20,350    20,350
 Securities                                 105,627   105,836   117,013   117,205
 Loans                                      276,069   276,663   220,006   220,632

Financial Liabilities
 Deposits                                   401,724   401,957   345,023   345,231
 Securities sold under repurchase
   agreements                                14,689    14,689    13,209    13,209

Off-balance Sheet Financial Instruments
 Loan commitments                                      94,942              79,231
 Letters of credit                                      4,568               2,984

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS
                                            December 31,
                                         ------------------
                                           1997      1996
                                         -------   --------
             ASSETS                        (In Thousands)
CASH IN SUBSIDIARY BANKS
 Demand                                  $ 1,110    $   207
 Time                                        811        949
INVESTMENTS IN SUBSIDIARIES
 Bank Subsidiaries                        36,989     32,463
 Non-Bank Subsidiary                         388        337
NOTE RECEIVABLE FROM SUBSIDIARY              500        -0-
PREMISES AND EQUIPMENT - NET               1,776      1,864
OTHER ASSETS                               1,231      1,124
                                         -------    -------

     TOTAL ASSETS                        $42,805    $36,944
                                         =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Notes Payable                           $   859    $   951
 Other Liabilities                           834        913

SHAREHOLDERS' EQUITY                      41,112     35,080
                                         -------    -------

     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                             $42,805    $36,944
                                         =======    =======


STATEMENTS OF INCOME                      Year Ended December 31,
                                    ---------------------------------
                                     1997           1996        1995
                                    ------         ------      ------
                                             (In Thousands)
INCOME
 Dividends from Subsidiaries        $3,000         $ 2,000    $ 2,100
 Interest                               33              18         12
 Other Income                          322             417        399
                                    ------         -------    -------

     TOTAL INCOME                    3,355           2,435      2,511
                                    ------         -------    -------
EXPENSES
 Interest                               76              88         93
 Salaries and Employee Benefits        845             795        715
 Occupancy and Furniture-Net           (44)              4         15
   Other Expense                       262             293        297
                                    ------         -------    -------

     TOTAL EXPENSE                   1,139           1,180      1,120
                                    ------         -------    -------

     INCOME BEFORE INCOME TAX
     BENEFIT AND EQUITY IN
     UNDISTRIBUTED EARNINGS
     OF SUBSIDIARIES                 2,216           1,255      1,391

INCOME TAX BENEFIT                     262             244        230
                                    ------         -------    -------

     INCOME BEFORE EQUITY IN
     UNDISTRIBUTED EARNINGS
     OF SUBSIDIARIES                 2,478           1,499      1,621

EQUITY IN UNDISTRIBUTED EARNINGS
OF SUBSIDIARIES                      4,562           4,444      3,108
                                    ------         -------    -------

     NET INCOME                     $7,040         $ 5,943    $ 4,729
                                    ======         =======    =======


STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1997      1996      1995
                                                    -------   -------   -------
                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                         $ 7,040   $ 5,943   $ 4,729
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
   Depreciation and Amortization                        134       140       124
   Deferred Federal Income Taxes                         71        77        40
   Undistributed Earnings of Subsidiaries            (4,562)   (4,444)   (3,108)
   Increase in Other Assets                            (167)     (403)     (538)
   Increase (Decrease) in Other Liabilities            (150)      293       167
                                                    -------   -------   -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES         2,366     1,606     1,414

CASH FLOWS FROM INVESTING ACTIVITIES
 Net Funding to Non-Bank Subsidiary                    (440)      -0-      (130)
 Purchases of Premises and Equipment                    (46)     (117)      (49)
                                                    -------   -------   -------

    NET CASH USED BY INVESTING ACTIVITIES              (486)     (117)     (179)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal Payments on Notes Payable                    (92)      (80)     (325)
 Payments of Cash Dividends                          (1,166)     (898)     (692)
 Receipts from Stock Options Exercised                  143       173        55
 Purchase of Treasury Stock                             -0-      (157)     (508)
                                                    -------   -------   -------

    NET CASH USED BY FINANCING ACTIVITIES            (1,115)     (962)   (1,470)
                                                    -------   -------   -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       765       527      (235)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF YEAR                                              1,156       629       864
                                                    -------   -------   -------

CASH AND CASH EQUIVALENTS - END OF YEAR             $ 1,921   $ 1,156   $   629
                                                    =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 8 of the Corporation's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page 11 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 11 through 13 of Part I of this report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 14 through 23 of the Corporation's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on page 13 of the Corporation's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 11 through 13 of the Corporation's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 26 of the Corporation's Proxy Statement dated March 17, 1998, relating to the 1998 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  FINANCIAL STATEMENTS.  The following financial statements are included
          --------------------
          in Part II, Item 8:

          Independent Auditor's Report

          Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996

          Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1997, 1996 and 1995

          Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1997, 1996 and 1995 (Consolidated and Parent Company Only)

          Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1997, 1996 and 1995

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

     (3)  EXHIBITS.  The following exhibits are filed as a part of this report:
          --------

          3(a) Articles of Incorporation of the Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement No. 2-92405 filed November 7, 1984).*

          3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 4, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988).*

          3(c) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 25, 1990 (incorporated herein by reference to Exhibit 3(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          3(d) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 22, 1993 (incorporated herein by reference to Exhibit 3(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

          3(e) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 20, 1995 (incorporated herein by reference to Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

          3(f) Amended and Restated Articles of Incorporation of the Corporation as of April 20, 1995 (incorporated herein by reference to Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

          3(g) Amended and Restated Bylaws of the Corporation dated January 22, 1998.

          4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

          10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa
                National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

          10(b) Lease Agreement dated October 1, 1986 by and between the
                Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

          10(c) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 exe cuted by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

          10(d) Lease Agreement dated February 14, 1992 by and between
                Zell/Merrill Lynch Real Estate Oppor tunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(I) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          10(e) First Amendment dated May 3, 1994 to Lease Agreement dated
                February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

          10(f) Management Security Plan of Summit Bancshares, Inc. effective
                September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          10(g) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          10(h) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc.
                (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

          10(i) Loan Agreement dated July 12, 1995, between the Corporation and
                The Frost National Bank (incorporated herein by reference to
                Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

          10(j) Lease Agreement dated July 6, 1989 by and between Zell/Merrill
                Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank as tenant (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).*.

          10(k) First Amendment dated July 15, 1996 to Loan Agreement dated July
                12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).*

          10(l) 1997 Incentive Stock Option Plan of Summit Bancshares, Inc.
                (incorporated herein by reference to Annex I to the Corporation's Proxy Statement for Annual Meeting of Shareholders, dated March 17, 1997.**

          10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated
                July 12, 1995, between the Corporation and The Frost National Bank.**

          10(n) Second Lease Amendment and Extension Agreement to the Lease
                Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant.**

          10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated
                November 6, 1997, between Summit Community Bank, N.A. and Innovative Developers, Inc.**

          10(p) Lease Agreement dated November 6, 1997 between Summit Community
                Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord.**

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

**   File herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUMMIT BANCSHARES, INC.


DATE:   March 25, 1998                By: /s/ Phillip E. Norwood
                                         ---------------------------------------
                                              Philip E. Norwood, Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 25th day of March, 1998.

          SIGNATURE                           TITLE
          ---------                           -----


/s/ Philip E. Norwood                 Chairman of the Board
--------------------------------      (Principal Executive Officer)
Philip E. Norwood


/s/ Bob G. Scott                      Chief Operating Officer, Executive Vice
--------------------------------      President, Secretary and Treasurer
Bob G. Scott                          (principal financial officer and principal
                                      acounting officer)


/s/ Jeffrey M. Harp                   President and Director
--------------------------------
Jeffrey M. Harp


/s/ Robert E. Bolen                   Director
--------------------------------
Robert E. Bolen


/s/ Elliott S. Garsek                 Director
--------------------------------
Elliott S. Garsek


/s/ Ronald J. Goldman                 Director
--------------------------------
Ronald J. Goldman


/s/ F.S. Gunn                         Director
--------------------------------
F.S. Gunn


/s/ Robert L. Herchert                Director
--------------------------------
Robert L. Herchert


/s/ William W. Meadows                Director
--------------------------------
William W. Meadows

/s/ Edward P. Munson                  Director
--------------------------------
Edward P. Munson


/s/ James L. Murray                   Director
--------------------------------
James L. Murray


/s/ Byron B. Searcy                   Director
--------------------------------
Byron B. Searcy


                                      Director
--------------------------------
Edgar Snelson

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE NO.
-------                                                                 --------


3(g)    Amended and Restated Bylaws of the Corporation dated January 22,
        1998.

10(l) 1997 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Annex I to the Corporation's Proxy Statement for Annual Meeting of Shareholders, dated March 17, 1997).

10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank.

10(n) Second Lease Amendment and Extension Agreement to the Lease Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant.

10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated November 6, 1997, between Summit Community Bank, N.A. and
        Innovative Developers, Inc.

10(p) Lease Agreement dated November 6, 1997 between Summit Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord.

21      Subsidiaries of the Corporation.

23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

27      Financial Data Schedule.