Form 10-Q
period 1998-03-31
SUMMIT BANCSHARES INC /TX/
filed 1998-05-04
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1998; or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Transition period from            to            .
                                      ----------    -----------

                         COMMISSION FILE NUMBER 0-11986


                             SUMMIT BANCSHARES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            TEXAS                                        75-1694807
  ---------------------------                     ------------------------
    (State of Incorporation)                         (I.R.S. Employer
                                                     Identification No.)

                  1300 SUMMIT AVENUE, FORT WORTH, TEXAS 76102
                  -------------------------------------------
                    (Address of principal executive offices)


                                (817) 336-6817
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   NO CHANGE
 -----------------------------------------------------------------------------
        (Former name, former address and former fiscal year if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 1998 was 6,518,094 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I - FINANCIAL INFORMATION                                   PAGE NO.


Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1998 and
         1997 and at December 31, 1997                                4

         Consolidated Statements of Income for the Three Months
         Ended March 31, 1998 and 1997 and for the Year Ended
         December 31, 1997                                            5

         Consolidated Statements of Changes in Shareholders' Equity
         for the Three Months Ended March 31, 1998 and 1997 and
         for the Year Ended December 31, 1997                         6

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997 and for the Year Ended
         December 31, 1997                                            7-8

         Notes to Consolidated Financial Statements for the Three
         Months Ended March 31, 1998 and 1997 and for the Year
         Ended December 31, 1997                                      9-20

The March 31, 1998 and 1997 and the December 31, 1997 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three Months Ended
         March 31, 1998 and 1997                                      21-26

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

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)          (Unaudited)
                                                                     March 31,           December 31,
                                                             --------------------------  ------------
                                                                1998          1997          1997
                                                             ----------  --------------  ------------
ASSETS                                                                   (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                              $ 25,574        $ 25,362     $ 30,487
FEDERAL FUNDS SOLD                                              43,390          20,545       35,760
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                   59,503          60,630       60,476
 Securities Held-to-Maturity, at cost (fair value of            47,946          55,431       45,151
   $48,268,000, $55,220,000, and $45,360,000
   March 31, 1998 and 1997 and December 31, 1997,
   respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                              287,632         232,363      276,069
      Allowance for Loan Losses                                 (4,192)         (3,327)      (4,065)
                                                              --------        --------     --------
      LOANS, NET                                               283,440         229,036      272,004

PREMISES AND EQUIPMENT - NOTE 4                                  7,857           7,032        7,916
ACCRUED INCOME RECEIVABLE                                        3,827           3,143        3,442
OTHER REAL ESTATE - NOTE 5                                         151             163          151
OTHER ASSETS                                                     3,673           2,148        4,407
                                                              --------        --------     --------

      TOTAL ASSETS                                            $475,361        $403,490     $459,794
                                                              ========        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                  $114,454        $ 97,970     $126,398
  Interest-Bearing                                             303,889         256,488      275,326
                                                              --------        --------     --------

      TOTAL DEPOSITS                                           418,343         354,458      401,724

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                              12,138          10,687       14,689
ACCRUED INTEREST PAYABLE                                           691             573          678
OTHER LIABILITIES                                                2,018           1,551        1,591
                                                              --------        --------     --------

      TOTAL LIABILITIES                                        433,190         367,269      418,682
                                                              --------        --------     --------

COMMITMENTS AND CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 6,518,094, 3,235,636 and 6,501,332 shares
   issued and outstanding at March 31, 1998 and 1997 and
   at December 31, 1997, respectively                            8,148           4,045        8,127
  Capital Surplus                                                6,214           6,148        6,251
  Retained Earnings                                             27,594          26,055       26,491
  Unrealized Gain (Loss) on Investment Securities
    Available for Sale, Net of Tax                                 314             (27)         243
  Treasury Stock at Cost (5,000 shares at March 31, 1998)          (99)            -0-          -0-
                                                              --------        --------     --------

      TOTAL SHAREHOLDERS' EQUITY                                42,171          36,221       41,112
                                                              --------        --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $475,361        $403,490     $459,794
                                                              ========        ========     ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                          (Unaudited)                               (Unaudited)
                                                       For the Three Months Ended March 31,   Year Ended December 31,
                                                      --------------------------------------
                                                              1998                1997                  1997
                                                      --------------------  ----------------  ------------------------
                                                                   (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                                       $6,678            $5,384                   $24,063
  Interest and Dividends on Investment Securities:
    Taxable                                                         1,624             1,736                     6,878
    Exempt from Federal Income Taxes                                   13                 3                        23
  Interest on Federal Funds Sold                                      558               203                     1,008
                                                                   ------            ------                   -------

      TOTAL INTEREST INCOME                                         8,873             7,326                    31,972
                                                                   ------            ------                   -------

INTEREST EXPENSE
  Interest on Deposits                                              3,086             2,410                    10,773
  Interest on Securities Sold Under
   Agreements to Repurchase                                           163               130                       528
                                                                   ------            ------                   -------

      TOTAL INTEREST EXPENSE                                        3,249             2,540                    11,301
                                                                   ------            ------                   -------

      NET INTEREST INCOME                                           5,624             4,786                    20,671

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                              158               155                       900
                                                                   ------            ------                   -------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                    5,466             4,631                    19,771
                                                                   ------            ------                   -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                486               437                     1,890
  Loss on Sale of Investment Securities                               -0-               -0-                        (1)
  Other Income                                                        384               325                     1,376
                                                                   ------            ------                   -------

      TOTAL NON-INTEREST INCOME                                       870               762                     3,265
                                                                   ------            ------                   -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                    2,041             1,747                     7,524
  Occupancy Expense - Net                                             239               197                       774
  Furniture and Equipment Expense                                     295               211                       919
  Other Real Estate Owned (Income) Expense - Net                       (3)               (3)                      (63)
  Other Expense                                                       934               694                     3,164
                                                                   ------            ------                   -------

      TOTAL NON-INTEREST EXPENSE                                    3,506             2,846                    12,318
                                                                   ------            ------                   -------

      INCOME BEFORE INCOME TAXES                                    2,830             2,547                    10,718

APPLICABLE INCOME TAXES - NOTE 9                                      966               875                     3,678
                                                                   ------            ------                   -------

      NET INCOME                                                   $1,864            $1,672                   $ 7,040
                                                                   ======            ======                   =======

      NET INCOME PER SHARE - NOTE 14
          Basic                                                     $. 29              $.26                     $1.09
          Diluted                                                     .27               .25                      1.04




The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)


                                                                                   Unrealized
                                                                                   Gain (Loss)
                             Common Stock   Capital   Retained   on Investment      Treasury
                             -------------
                                Shares       Amount    Surplus      Earnings     Securities-Net    Stock     Total
                             -------------  --------  ---------  --------------  ---------------  -------  ---------
                                                  (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1997                3,233,036    $4,041     $6,136         $24,675            $ 228    $ -0-    $35,080

Net Income for the
 Three Months Ended
 March 31, 1997                                                          1,672                                1,672

Stock Options Exercised             2,600         4         12                                                   16

Cash Dividend $.045
 Per Share                                                                (292)                                (292)

Securities Available-for-
 Sale Adjustment                                                                           (255)               (255)
                             -------------  --------  ---------  --------------  ---------------  -------  ---------
BALANCE AT
 MARCH 31, 1997                 3,235,636     4,045      6,148          26,055              (27)     -0-     36,221

Net Income for the
 Nine Months Ended
 December 31, 1997                                                       5,368                                5,368

Stock Options Exercised            19,190        24        103                                                  127

Two-for-One Stock Split         3,246,506     4,058                     (4,058)                                 -0-

Cash Dividend $.135
 Per Share                                                                (874)                                (874)

Securities Available-for-
 Sale Adjustment                                                                            270                 270
                             -------------  --------  ---------  --------------  ---------------  -------  ---------
BALANCE AT
 DECEMBER 31, 1997              6,501,332     8,127      6,251          26,491              243      -0-     41,112

Purchase of Stock Held
 in Treasury                                                                                        (494)      (494)

Retirement of Stock
 Held in Treasury                 (20,000)      (25)                      (370)                      395        -0-

Net Income for the
 Three Months Ended
 March 31, 1998                                                          1,864                                1,864

Stock Options Exercised            36,762        46        (37)                                                   9

Cash Dividend $.06
 Per Share                                                                (391)                                (391)

Securities Available-for-
 Sale Adjustment                                                                             71                  71
                             -------------  --------  ---------  --------------  ---------------  -------  ---------
BALANCE AT
 MARCH 31, 1998                 6,518,094    $8,148     $6,214         $27,594            $ 314    $ (99)   $42,171
                             =============  ========  =========  ==============  ===============  =======  =========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                     (Unaudited)        (Unaudited)
                                                                      March 31,         December 31,
                                                              -------------------------
                                                                 1998         1997          1997
                                                              ----------  -------------  -----------
                                                                          (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                   $  1,864       $  1,672     $  7,040
                                                               --------       --------     --------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                   298            196          840
    Net Premium Amortization (Discount Accretion)
      of Investment Securities                                       30            (38)          97
    Provision for Loan Losses                                       158            155          900
    Deferred Income Taxes (Benefit)                                  97            (20)         233
    Loss on Sale of Investment Securities                           -0-            -0-            1
    Writedown of Other Real Estate                                  -0-              3            4
    Net Gain From Sale of Other Real Estate                         -0-            -0-          (21)
    Net (Gain) Loss on Sale of Premises and Equipment                (1)            (1)          12
    Decrease (Increase) in Accrued Income and Other Assets          310           (487)      (2,796)
    Increase in Accrued Expenses and Other Liabilities              440            815          333
                                                               --------       --------     --------

      Total Adjustments                                           1,332            623        ( 397)
                                                               --------       --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   3,196          2,295        6,643
                                                               --------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Federal Funds Sold                                 (7,630)          (195)     (15,410)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                            7,279          8,057       21,486
    . Available-for-Sale                                          9,206          5,500       14,906
  Proceeds from Sales of Investment Securities                      -0-            -0-        4,506
  Purchase of Investment Securities
    . Held-to-Maturity                                          (10,111)        (5,024)     (12,884)
    . Available-for-Sale                                         (8,119)        (7,930)     (16,702)
  Loans Originated and Principal Repayments, Net                (11,705)       (12,414)     (56,363)
  Recoveries of Loans Previously Charged-Off                         16            219          439
  Proceeds from Sale of Premises and Equipment                        2              1            1
  Proceeds from Sale of Other Real Estate                           -0-            -0-           32
  Purchases of Premises and Equipment                              (240)          (123)      (1,664)
                                                               --------       --------     --------

      NET CASH USED BY INVESTING ACTIVITIES                     (21,302)       (11,909)     (61,653)
                                                               --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts            15,593          7,924       41,081
  Net Increase  in Certificates of Deposit                        1,027          1,511       15,620
  Net Increase (Decrease) in Repurchase Agreements               (2,551)        (2,522)       1,480
  Payments of Cash Dividends                                       (391)          (292)      (1,166)
  Proceeds from Stock Options Exercised                               9             16          143
  Purchase of Treasury Stock                                       (494)           -0-          -0-
                                                               --------       --------     --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                 13,193          6,637       57,158
                                                               --------       --------     --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                                           (4,913)        (2,977)       2,148

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                      30,487         28,339       28,339
                                                               --------       --------     --------

CASH AND DUE FROM BANKS AT END OF PERIOD                       $ 25,574       $ 25,362     $ 30,487
                                                               ========       ========     ========

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                    (Unaudited)        (Unaudited)
                                                     March 31,        December 31,
                                            -------------------------
                                               1998          1997         1997
                                            -----------  ------------  -----------
                                                 (In Thousands)

(1)  Interest Paid                              $3,236         $2,605     $11,260
(2)  Income Taxes Paid (Refund Received)            10            -0-       3,876


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

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

     Cash and Due From Banks
     -----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 1998 the average cash balance maintained at the Federal Reserve Bank was $730,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $15,980,000 during the same period.

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

     The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 1998 and 1997 the Corporation held no securities that would have been classified as trading securities.

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

     Reclassification
     ----------------

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------


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

     Audited Financial Statements
     ----------------------------

     The consolidated balance sheet as of December 31, 1997, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1997 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 1997 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.


NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):


                                                                     March 31, 1998
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $ 17,988        $209       $  (5)   $ 18,192
  U.S. Government Agencies
   and Corporations                                      21,823         135         (67)     21,891
  U.S. Government Agency Mortgage
   Backed Securities                                      6,996          51          (7)      7,040
  Obligations of States and
   Political Subdivisions                                 1,139           6         -0-       1,145
                                                       --------        ----       -----    --------

    Total Held-to-Maturity Securities                    47,946         401         (79)     48,268
                                                       --------        ----       -----    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              44,534         456         (25)     44,965
  U.S. Government Agencies
    and Corporations                                      7,068          13         (22)      7,059
  U.S. Government Agency Mortgage
    Backed Securities                                     6,499          55         -0-       6,554
  Federal Reserve and Federal Home Loan Bank Stock          925         -0-         -0-         925
                                                       --------        ----       -----    --------

     Total Available-for-Sale Securities                 59,026         524         (47)     59,503
                                                       --------        ----       -----    --------

        Total Investment Securities                    $106,972        $925       $(126)   $107,771
                                                       ========        ====       =====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $47,946,000 and the fair value of Total Available-for-Sale Securities of $59,503,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1998 for a total of $107,449,000. A net unrealized gain of $477,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)
------

     Investment securities with carrying value of $37,712,000 at March 31, 1998, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $38,004,000 at March 31, 1998.

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
                                               ========        ====       =====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $55,431,000 and the fair value of Total Available-for-Sale Securities of $60,630,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1997 for a total of $116,061,000. A net unrealized loss of $41,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

     There were no sales of investment securities during the first three months of 1998 or 1997. However, proceeds from sales were $4,506,000 during the year 1997. For the year ended December 31, 1997, losses from sales of securities of $3,000 were realized, but were partially offset by gains of $2,000.


NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                    March 31,
                             -------------------------  December 31,
                                1998         1997          1997
                             ----------  -------------  ----------

Commercial                    $126,722       $112,510    $127,800
Real Estate Mortgage           100,360         77,965      90,638
Real Estate Construction        28,774         15,078      26,290
Loans to Individuals            32,343         27,487      32,003
Less:  Unearned Discount          (567)          (677)       (662)
                              --------       --------    --------
                               287,632        232,363     276,069
Allowance for Loan Losses       (4,192)        (3,327)     (4,065)
                              --------       --------    --------

     Loans - Net              $283,440       $229,036    $272,004
                              ========       ========    ========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                               Three Months Ended March 31,     Year Ended
                                               ----------------------------    December 31,
                                                    1998           1997            1997
                                               -------------  -------------    -----------

Balance, Beginning of Period                         $4,065         $2,972         $2,972
Provisions, Charged to Income                           158            155            900

Loans Charged-Off                                       (47)           (19)          (246)
Recoveries of Loans Previously
 Charged-Off                                             16            219            439
                                                     ------         ------         ------

          Net Loans (Charged-Off) Recovered             (31)           200            193
                                                     ------         ------         ------

Balance, End of Period                               $4,192         $3,327         $4,065
                                                     ======         ======         ======

    The provisions for loan losses charged to operating expenses during the three months ended March 31, 1998 and March 31, 1997 of $158,000 and $155,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1997, a provision of $900,000 was recorded.

    At March 31, 1998, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,103,000 (of which $ 1,103,000 were on non-accrual status). The related allowance for loan losses for these loans was $598,000. The average recorded investment in impaired loans during the three months ended March 31, 1998 was approximately $1,429,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                           March 31,
                                                    -----------------------  December 31,
                                                      1998         1997          1997
                                                    ---------  ------------    --------

Land                                                  $ 1,446       $ 1,446     $ 1,446
Buildings and Improvements                              7,526         7,431       7,532
Furniture & Equipment                                   6,693         5,249       6,661
                                                      -------       -------     -------

    Total Cost                                         15,665        14,126      15,639
Less:  Accumulated Amortization and Depreciation        7,808         7,094       7,723
                                                      -------       -------     -------

    Net Book Value                                    $ 7,857       $ 7,032     $ 7,916
                                                      =======       =======     =======

NOTE 5 - Other Real Estate
------

    The carrying value of other real estate is as follows (in thousands):


                                     March 31,
                             -------------------------   December 31,
                                1998         1997           1997
                             ----------  -------------     ------

Other Real Estate                $ 185          $ 198      $ 185
Valuation Reserve                  (34)           (35)       (34)
                                 -----          -----      -----

    Net Other Real Estate        $ 151          $ 163      $ 151
                                 =====          =====      =====

NOTE 5 - Other Real Estate (cont'd.)
------

    Transactions in the valuation reserve are summarized as follows (in thousands):


                                Three Months Ended March 31,      Year Ended
                                ----------------------------     December 31,
                                   1998            1997             1997
                                -----------     ------------      ----------

Balance, Beginning of Period          $  34            $  35           $  35
Provisions Charged to Income            -0-              -0-             -0-
Reductions from Sales                   -0-              -0-               1
                                      -----            -----           -----

Balance, End of Period                $  34            $  35           $  34
                                      =====            =====           =====


    There were no direct writedowns of other real estate charged to income for the three months ended March 31, 1998; however there was $3,000 for the three months ended March 31, 1997 and $4,000 for the year ended December 31, 1997.


NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                    March 31,
                                              -------------------------    December 31,
                                                1998           1997           1997
                                              ---------    ------------     ---------

Noninterest-Bearing Demand Deposits            $114,454        $ 97,970      $126,398
                                               --------        --------      --------
Interest-Bearing Deposits:
 Interest-Bearing Transaction
     Accounts and Money Market Funds            142,351         130,291       133,139
 Savings                                         72,431          51,722        54,107
 Savings Certificates - Time                     51,774          46,926        51,685
 Certificates of Deposits $100,000 or more       36,328          27,044        35,690
 Other                                            1,005             505           705
                                               --------        --------      --------
   Total                                        303,889         256,488       275,326
                                               --------        --------      --------
       Total Deposits                          $418,343        $354,458      $401,724
                                               ========        ========      ========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):


                                                Three Months Ended March 31,    Year Ended
                                                -----------------------------  December 31,
                                                      1998            1997         1997
                                                ---------------  -------------  -----------

Securities Sold Under Repurchase Agreements:
    Average                                            $14,201        $12,355      $11,668
    Period-End                                          12,138         10,687       14,689
    Maximum Month-End Balance During Period             15,249         13,212       15,263
Interest Rate
    Average                                               4.66%          4.29%        4.45%
    Period-End                                            4.56           4.34         4.55


NOTE 8 - Other Non-Interest Expense
------

    The significant components of other non-interest expense are as follows (in thousands):

                                   Three Months Ended March 31,    Year Ended
                                   ----------------------------   December 31,
                                        1998          1997           1997
                                   -------------  ------------    ----------
Business Development                       $ 144         $ 101        $  588
Legal and Professional Fees                  131           109           496
Printing and Supplies                         95            77           373
Regulatory Fees and Assessments               40            42           160
Other                                        524           365         1,547
                                           -----         -----        ------

  Total                                    $ 934         $ 694        $3,164
                                           =====         =====        ======

NOTE 9 - Income Taxes
------

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                             March 31,
                                     ------------------------  December 31,
                                        1998         1997         1997
                                     ----------  ------------  -----------
Current Tax Asset (Liability)            $(963)         $(875)  $  (7)
Deferred Tax Asset                         635            600     672
                                         -----          -----   -----

  Total Included in Other Assets/
     (Other Liabilities)                 $(328)         $(275)  $ 665
                                         =====          =====   =====

  The deferred tax asset at March 31, 1998 of $635,000 included $162,000 related to unrealized gains on Available-for-Sale Securities.

  The components of income tax expense were as follows (in thousands):

                                        Three Months Ended March 31,    Year Ended
                                       ------------------------------  December 31,
                                            1998            1997           1997
                                       ---------------  -------------  -------------
Federal Income Tax Expense
 Current                                       $1,063          $ 885         $3,911
 Deferred                                         (97)           (10)          (233)
                                               ------          -----         ------

   Total Federal Income Tax Expense            $  966          $ 875         $3,678
                                               ======          =====         ======

   Effective Tax Rates                           34.1%          34.4%          34.3%
                                               ======          =====         ======

  The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):


                                         Three Months Ended March 31,    Year Ended
                                        ------------------------------  December 31,
                                             1998            1997           1997
                                        --------------  --------------  -------------
Federal Income Taxes at Statutory
 Rate of 34%                                    $ 962           $ 866         $3,644
Effect of Tax Exempt Interest Income               (5)             (2)           (12)
Non-deductible Expenses                            10              10             47
Other                                              (1)              1             (1)
                                                -----           -----         ------

 Income Taxes Per Income Statement              $ 966           $ 875         $3,678
                                                =====           =====         ======


NOTE 10 - Related Party Transactions
-------

  The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,443,000 at December 31, 1997.


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

  At March 31, 1998, outstanding documentary and standby letters of credit totaled $5,152,000 and commitments to extend credit totaled $94,074,000.


NOTE 12 - Stock Option Plans
-------

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

   The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1997, or the three months ended March 31, 1998.

 The following is a summary of transactions during the periods presented:

                                             Shares Under Option
                                     ------------------------------------
                                       Three Months
                                          Ended            Year Ended
                                     March  31, 1998   December 31, 1997
                                     ----------------  ------------------

Outstanding, Beginning of Period             543,112             464,100
Additional Options Granted During
  the Period                                   3,000             118,752
Forfeited During the Period                      -0-              (4,480)
Exercised During the Period                  (43,062)            (35,260)
                                             -------             -------

  Outstanding, End of Period                 503,050             543,112
                                             =======             =======

     Options outstanding at March 31, 1998 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $4.95 and 339,978 shares exercisable. At March 31, 1998, there remained 527,900 shares reserved for future grants of options under the 1997 Plan.


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

NOTE 13 - Employee Benefit Plans (cont'd.)
-------

     The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                            1997      1996
                                                                          --------  --------

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $2,240,000 in 1997 and $1,647,000 in 1996                    $2,420    $1,762
                                                                           ======    ======

Projected benefit obligation for service rendered
 to date                                                                   $3,035    $1,997
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                                             2,883     2,192
                                                                           ------    ------

Plan assets in excess of (less than) projected benefit obligation            (152)      195
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                                       396        21
Prior service cost not yet recognized in net
 periodic pension cost                                                        (12)       15
                                                                           ------    ------

Net pension cost included in other assets/(other liabilities)              $  232    $  231
                                                                           ======    ======

Prepaid pension cost included the following components (in thousands):
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                           1997          1996
                                                                        ----------  -----------

Service Cost - benefits earned during the period                           $  227    $  195
Interest cost on projected benefit obligation                                 157       131
Less: Actual return on plan assets                                           (196)     (153)
Net amortization and deferral                                                   5        (2)
                                                                           ------    ------

   Net periodic pension cost                                               $  193    $  171
                                                                           ======    ======

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 percent and 6 percent, respectively. The expected long-term rate of return on plan assets was 7 percent.

     The market value of plan assets at March 31, 1998 was $1,895,000. There has not been a contribution to the plan during 1998. Prepaid pension cost at March 31, 1998 was $398,000.

401(k) Plan
-----------

     The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation did not match the employee's contributions in 1997.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $55,000 and $73,000 during the first three months of 1998 and 1997, respectively, and $276,000 for the year 1997.

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

                                             March 31,
                                     ------------------------  December 31,
                                        1998         1997         1997
                                     ----------  ------------  ----------

Net income                           $    1,864    $    1,672  $    7,040
                                     ==========    ==========  ==========
Weighted average number of common
 shares used in Basic EPS             6,504,173     6,468,848   6,478,795
Effect of dilutive stock options        348,946       292,334     321,081
                                     ----------    ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,853,119     6,761,182   6,799,876
                                     ==========    ==========  ==========


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

  The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                         March 31,
                                     ------------------
                                       1998      1997
                                     --------  --------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:
     Commitments to Extend Credit     $94,074   $78,861
     Documentary and Standby
       Letters of Credit                5,152     4,624

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


NOTE 18 - Stock Repurchase Plan
-------

    On April 21, 1998, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 325,654 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

    In the first three months of 1998, 25,000 shares were purchased by the Corporation through a similar repurchase plan through the open market and subsequently canceled.


NOTE 19 - Subsequent Event
-------

    On April 21, 1998, the Board of Directors of the Corporation approved a quarterly dividend of $.06 per share to be paid on May 15, 1998 to shareholders of record on May 1, 1998.


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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)
-------

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                              March 31,
                                              ------------------------------------------
                                                      1998                  1997
                                              --------------------  --------------------
                                              Carrying     Fair     Carrying     Fair
                                               Amount      Value     Amount      Value
                                              ---------  ---------  ---------  ---------
   Financial Assets
     Cash and due from banks                  $ 25,574   $ 25,574   $ 25,362   $ 25,362
     Federal funds sold                         43,390     43,390     20,545     20,545
     Securities                                107,449    107,771    116,061    115,850
     Loans                                     287,632    287,653    232,363    232,723
     Reserve for loan losses                    (4,192)    (4,192)    (3,327)    (3,327)

   Financial Liabilities
     Deposits                                  418,343    418,571    354,458    354,673
     Securities sold under repurchase
      agreements                                12,138     12,139     10,687     10,687

   Off-balance Sheet Financial Instruments
     Loan commitments                                      94,074                78,861
     Letters of credit                                      5,152                 4,624

NOTE 21 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                For the Three Months Ended March 31,
                                                -------------------------------------     Year Ended
                                                      1998                1997         December 31, 1997
                                                -----------------  ------------------  -----------------

      Net Income                                           $1,864             $1,672              $7,040
      Other Comprehensive Income:
        Unrealized gain (loss) on securities
        available-for-sale, net of tax                         71               (255)                 15
                                                           ------             ------              ------

          Comprehensive Income                             $1,935             $1,417              $7,055
                                                           ======             ======              ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Summary
-------

     Net income for the first quarter of 1998 was $1,864,000, or $.27 diluted earnings per share, compared with $1,672,000, or $.25 diluted earnings per share, for the first quarter of 1997. Per share amounts are based on average shares outstanding of 6,504,173 for the first quarter of 1998 and 6,468,848 for the comparable period of 1997 adjusted to 6,853,119 and 6,761,182, respectively to reflect stock options granted. Also, shares outstanding reflect a two-for-one stock split in December 1997. On a per share basis, diluted net income increased 8.0% over the first quarter of the prior year.

     Outstanding loans at March 31, 1998 of $287.6 million represented an increase of $55.3 million, or 23.8%, over March 31, 1997 and an increase of $13.6 million, or 4.9%, from December 31, 1997.

     Total deposits at March 31, 1998 of $418.3 million represented an increase of $63.9 million, or 18.0%, over March 31, 1997 and an increase of $16.6 million, or 4.1%, from December 31, 1997.

     In the first quarter, net interest income increased 17.6% over the previous year. An increase in non-interest expense of 23.2% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the three months ended March 31, 1998 and 1997 (tax equivalent basis and dollars in thousands).

                                          Three Months Ended
                                               March 31,
                                       ------------------------
                                          1998          1997
                                       ----------    ----------


Interest Income                            $8,881      $7,330
Interest Expense                            3,249       2,540
                                           ------      ------

 Net Interest Income                        5,632       4,790
Provision for Loan Loss                       158         155
                                           ------      ------

 Net Interest Income After
   Provision for Loan Loss                  5,474       4,635
Non-Interest Income                           870         762
Non-Interest Expense                        3,506       2,846
                                           ------      ------

 Income Before Income Tax                   2,838       2,551
Income Tax Expense                            974         879
                                           ------      ------

   Net Income                              $1,864      $1,672
                                           ======      ======

Net Income per Share -
 Basic                                     $  .29      $  .26
 Diluted                                      .27         .25

Return on Average Assets                     1.65%       1.74%

Return on Average Shareholders' Equity      18.18%      18.99%


Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

  The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 1998 and 1997 (rates on tax equivalent basis).


                                                              Three Months ended March 31,
                                          --------------------------------------------------------------------
                                                        1998                               1997
                                          ---------------------------------  ---------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 41,105     $  559        5.52%   $ 15,321     $  203        5.31%
  Investment Securities (Taxable)           106,387      1,623        6.19     115,273      1,736        6.11
  Investment Securities (Tax-exempt)          1,141         20        7.11         228          4        6.68
  Loans, Net of Unearned Discount/(1)/      277,001      6,679        9.78     226,677      5,387        9.64
                                           --------     ------                --------     ------
    Total Earning Assets                    425,634      8,881        8.46     357,499      7,330        8.32
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    22,355                             22,652
  Other Assets                               15,475                             12,903
  Allowance for Loan Losses                  (4,141)                            (3,132)
                                           --------                           --------
    Total Assets                           $459,323                           $389,922
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $136,772      1,215        3.60    $122,616      1,036        3.42
  Savings                                    66,082        728        4.47      50,347        497        4.00
  Savings Certificates                       51,667        648        5.09      47,109        556        4.79
  Certificates of Deposit
    $100,000 or more                         36,765        482        5.32      26,051        321        5.00
  Other Time                                    905         13        5.70         509          5        3.86
  Other Borrowings                           14,201        163        4.66      12,838        125        4.09
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      306,392      3,249        4.30     259,470      2,540        3.97
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                           109,092                             92,605
  Other Liabilities                           2,253                              2,149
  Shareholders' Equity                       41,586                             35,698
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $459,323                           $389,922
                                           ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $5,632        5.37                 $4,790        5.43
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

    Net interest income (tax equivalent) for the first quarter of 1998 was $5,632,000 which represented an increase of $842,000, or 17.6%, over the first quarter of 1997. This increase was heavily contributed to by a 22.2% increase in average loans for the first quarter of 1998 versus the same quarter last year.

    The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended March 31, 1998 and 1997.

                                                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                           (Dollars in Thousands)

                                       1st Qtr. 1998 vs. 1st Qtr. 1997     1st Qtr. 1997 vs. 1st Qtr. 1996
                                             Increase (Decrease)                 Increase (Decrease)
                                              Due to Changes in:                  Due to Changes in:
                                       --------------------------------   ---------------------------------
                                         Volume       Rate      Total       Volume       Rate       Total
                                       ----------   --------  ---------   ----------   --------   ---------
Interest Earning Assets:
 Federal Funds Sold                        $  348       $  8     $  356       $  (68)      $ (6)       $(74)
 Investment Securities (Taxable)             (254)       141       (113)        (186)       133         (53)
 Investment Securities (Tax-exempt)            16        -0-         16            7         (5)          2
 Loans, Net of Unearned Discount            1,212         80      1,292        1,047        (96)        951
                                           ------       ----     ------       ------       ----        ----

 Total Interest Income                      1,322        229      1,551          800         26         826
                                           ------       ----     ------       ------       ----        ----

Interest-Bearing Liabilities:
 Deposits                                     471        200        671          169        -0-         169
 Other Borrowings                              16         22         38           50        (42)          8
                                           ------       ----     ------       ------       ----        ----

 Total Interest Expense                       487        222        709          219        (42)        177
                                           ------       ----     ------       ------       ----        ----

Net Interest Income                      $    835    $     7   $    842     $    581      $  68       $ 649
                                           ======       ====     ======       ======       ====        ====


Provision for Loan Losses and Non-Performing Assets
---------------------------------------------------

  The Corporation's provision for loan losses was $4,192,000, or 1.46% of total loans, as of March 31, 1998 compared to $3,327,000, or 1.43% of total loans, as of March 31, 1997.

 Transactions in the provision for loan losses are summarized as follows (in thousands):

                                                  Three Months Ended
                                                      March 31,
                                                 --------------------
                                                   1998       1997
                                                 ---------  ---------

Balance, Beginning of Period                       $4,065     $2,972
Provisions, Charged to Income                         158        155

Loans Charged-Off                                     (47)       (19)
Recoveries of Loans Previously
    Charged-Off                                        16        219
                                                   ------     ------
            Net Loans (Charged-Off) Recovered         (31)       200
                                                   ------     ------

Balance, End of Period                             $4,192     $3,327
                                                   ======     ======

   The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                 March 31,  December 31,  September 30,  June 30,  March 31,
                                   1998         1997          1997         1997      1997
                                 ---------  ------------  -------------  --------  ---------
Non-Accrual Loans                   $2,885        $2,112         $1,245    $  901     $1,005
Other Real Estate Owned                151           151            151       151        163
                                    ------        ------         ------    ------     ------

  Total Non-Performing Assets       $3,036        $2,263         $1,396    $1,052     $1,168
                                    ======        ======         ======    ======     ======

     Non-accrual loans to total loans were 1.00% at March 31, 1998 and non-performing assets were 1.06% of loans and other real estate owned at the same date.

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                       Three Months Ended March 31,
                                       -----------------------------
                                        1998     1997     % Change
                                       -------  -------  -----------
Service Charges on Deposit Accounts      $ 486    $ 437        11.2%
Non-recurring Income                        66       53        24.5
Other Non-interest Income                  318      272        16.9
                                         -----    -----

  Total Non-interest Income              $ 870    $ 762        14.2
                                         =====    =====

    Non-recurring income is primarily interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                    Three Months Ended March 31,
                                   -------------------------------
                                     1998       1997     % Change
                                   ---------  ---------  ---------
Salaries & Employee Benefits         $2,041     $1,747       16.8%
Occupancy Expense - Net                 239        197       21.3
Furniture and Equipment Expense         295        211       39.8
Other Real Estate Expense - Net          (3)        (3)        --
Other Expenses:
 Business Development                   144        101       42.6
 Insurance - Other                       25         27       (7.4)
 Legal & Professional Fees              131        109       20.2
 Taxes - Other                           85         28      203.6
 Postage & Courier                       72         68        5.9
 Printing & Supplies                     95         77       23.4
 Regulatory Fees & Assessments           40         42       (4.8)
 Other Operating Expenses               342        242       41.3
                                     ------     ------      -----

   Total Other Expenses                 934        694       34.6
                                     ------     ------      -----

   Total Non-interest Expense        $3,506     $2,846      23.2 %
                                     ======     ======      =====

  Total non-interest expense increased 23.2% in the first quarter of 1998 over 1997, reflecting increases in salaries and benefits, occupancy expense, furniture and equipment expenses, business development, legal and professional expense, taxes-other, printing and supplies and other operating expenses. As a percent of average assets, non-interest expenses were 3.10% in the first quarter of 1998 and 2.92% in the same period of 1997. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 53.97% for the first quarter of 1998. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

  The increase in salaries and employee benefits for the first quarter of 1998 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by 25.5 to an average full-time equivalent of
162.5 from the number twelve months prior. This increase in number of employees reflects the opening of a new banking office in 1997 in addition to the adding of several lending officers in 1997.

  The increase in occupancy expense is primarily due to increased repairs and increased property taxes.

  The increase in furniture and equipment expense is primarily a result of increased depreciation for new technology related equipment acquired in the last half of 1997.

 Increased business development expenses are a result of increased advertising expenses.

  Legal and professional fees increased due to increased legal fees related to substandard loans and increased audit fees.

  Taxes-other increased due to increased state franchise taxes paid on higher levels of taxable capital.

  Printing and supplies expenses increased primarily due to expenses related to new customer services such as debit card.

  Other operating expenses increased in the first quarter of 1998 due to increases in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 1998 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                          Total        Repriced
                                    Matures or Reprices within:            Rate          After
                                  --------------------------------       Sensitive     1 Year or
                                    30 Days     31-180     181 to        One Year    Non-interest
                                    or Less     Days      One Year       or Less      Sensitive       Total
                                   ---------  ---------   ---------     ---------     ----------    ---------
Earning Assets:
  Loans                            $163,950     $15,255    $ 15,808      $195,013     $ 92,619      $287,632
  Investment Securities               7,283      14,643      23,078        45,004       62,445       107,449
  Federal Funds Sold                 43,390         -0-         -0-        43,390          -0-        43,390
                                   --------     -------    --------      --------     --------      --------

   Total Earning Assets             214,623      29,898      38,886       283,407      155,064       438,471
                                   --------     -------    --------      --------     --------      --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings            214,782         -0-         -0-       214,782          -0-       214,782
  Certificate of Deposits
    >$100,000                         9,514      10,836      13,943        34,293        2,035        36,328
  Other Time Deposits                 4,684      20,922      22,219        47,825        4,954        52,779
  Repurchase Agreements              12,138         -0-         -0-        12,138          -0-        12,138
                                   --------     -------    --------      --------     --------      --------

   Total Interest Bearing
    Liabilities                     241,118      31,758      36,162       309,038        6,989       316,027
                                   --------     -------    --------      --------     --------      --------

Interest Sensitivity
 Gap                               $(26,495)    $(1,860)   $  2,724      $(25,631)    $148,075      $122,444
                                   ========     =======    ========      ========     ========      ========
Cumulative Gap                     $(26,495)   $(28,355)   $(25,631)
                                   ========     =======    ========

Cumulative Gap to
 Total Earning Assets                 (6.04%)     (6.47%)     (5.85%)

Cumulative Gap to
 Total Assets                         (5.57%)     (5.96%)     (5.39%)

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (5.4%) was reversed to a positive 16.1% "beta adjusted" gap position.

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

    At March 31, 1998, total capital to total assets was 8.8%.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1998, the Corporation's Tier I capital represented 13.44% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.69% of risk weighted assets. Both ratios are well above current regulatory guidelines.

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

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending March 31, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SUMMIT BANCSHARES, INC.
                                            Registrant



Date: May 4, 1998                    By: /s/  Philip E. Norwood
     --------------------               ---------------------------------------
                                        Philip E. Norwood, Chairman

Date: May 4, 1998                    By: /s/  Bob G. Scott
     --------------------               ---------------------------------------
                                        Bob G. Scott, Executive Vice President
                                            and Chief Operating Officer

28