Form 10-Q
period 1998-06-30
SUMMIT BANCSHARES INC /TX/
filed 1998-07-28
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One

[ X ]    Quarterly report pursuant to section 13 or 15(d) of the Securities

         Exchange Act of 1934

         For the quarterly period ended June 30, 1998; or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities

         Exchange Act of 1934

         For the Transition period from ______________ to _______________.


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


                                   NO CHANGE
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at June 30, 1998 was 6,514,794 shares.

                            SUMMIT BANCSHARES, INC.


                                     INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.


Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 1998
           and 1997 and at December 31, 1997                             4

           Consolidated Statements of Income for the Three Months
           and Six Months Ended June 30, 1998 and 1997 and for
           the Year Ended December 31, 1997                              5-6

           Consolidated Statements of Changes in Shareholders'
           Equity for the Six Months Ended June 30, 1998 and
           1997 and for the Year Ended December 31, 1997                 7

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1998 and 1997 and for the
           Year Ended December 31, 1997                                  8-9

           Notes to Consolidated Financial Statements for the Six
           Months Ended June 30, 1998 and 1997 and for the
           Year Ended December 31, 1997                                  10-21

The June 30, 1998 and 1997 and the December 31, 1997 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the Six Months
           Ended June 30, 1998 and 1997                                  22-29

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

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)
                                                           June 30,              (Unaudited)
                                                  ---------------------------   December 31,
                                                     1998           1997            1997
                                                  ----------    --------------   -----------
                          ASSETS                                (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                   $ 25,602      $ 28,170        $ 30,487
FEDERAL FUNDS SOLD                                   27,675        10,900          35,760
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value        60,223        61,276          60,476
 Securities Held-to-Maturity, at cost                47,749        52,379          45,151
   (fair value of $48,011,000, $52,462,000,
   and $45,360,000 June 30, 1998 and 1997
   and December 31, 1997, respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                   292,846       246,816         276,069
   Allowance for Loan Losses                      (4,413)       (3,512)         (4,065)
                                                   --------      --------        --------
      LOANS, NET                                    288,433       243,304         272,004

PREMISES AND EQUIPMENT - NOTE 4                       7,781         7,665           7,916
ACCRUED INCOME RECEIVABLE                             3,575         3,310           3,442
OTHER REAL ESTATE - NOTE 5                               71           151             151
OTHER ASSETS                                          4,506         2,776           4,407
                                                   --------      --------        --------

      TOTAL ASSETS                                 $465,615      $409,931        $459,794
                                                   ========      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                       $116,822      $105,226        $126,398
  Interest-Bearing                                  289,150       255,723         275,326
                                                   --------      --------        --------

      TOTAL DEPOSITS                                405,972       360,949         401,724

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                   13,728         9,027          14,689
ACCRUED INTEREST PAYABLE                                657           616             678
OTHER LIABILITIES                                     1,911         1,466           1,591
                                                   --------      --------        --------

      TOTAL LIABILITIES                             422,268       372,058         418,682
                                                   --------      --------        --------

COMMITMENTS AND CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
 Common Stock - $1.25 Par Value; 20,000,000
   shares authorized; 6,514,794, 3,236,286
   and 6,501,332 shares issued and outstanding
   at June 30, 1998 and 1997 and
   at December 31, 1997, respectively                 8,143         4,045           8,127
 Capital Surplus                                      6,218         6,152           6,251
 Retained Earnings                                   29,114        27,536          26,491
 Unrealized Gain on Investment Securities
    Available for Sale, Net of Tax                      286           140             243
 Treasury Stock at Cost
    (20,000 shares at June 30, 1998)                   (414)          -0-             -0-
                                                   --------     --------        --------

      TOTAL SHAREHOLDERS' EQUITY                     43,347       37,873          41,112
                                                   --------     --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $465,615     $409,931        $459,794
                                                   ========     ========        ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                   (Unaudited)
                                                       For the Six Months Ended June 30,         (Unaudited)
                                                      -----------------------------------  Year Ended December 31,
                                                             1998              1997                  1997
                                                      ------------------  ---------------  ------------------------
                                                                  (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                               $13,653            $11,330               $24,063
  Interest and Dividends on Investment Securities:
    Taxable                                                  3,272              3,538                 6,878
    Exempt from Federal Income Taxes                            26                  9                    23
  Interest on Federal Funds Sold                               989                319                 1,008
                                                           -------            -------               -------

      TOTAL INTEREST INCOME                                 17,940             15,196                31,972
                                                           -------            -------               -------

INTEREST EXPENSE
  Interest on Deposits                                       6,230              4,996                10,773
  Interest on Securities Sold Under
   Agreements to Repurchase                                    307                257                   528
                                                           -------            -------               -------

      TOTAL INTEREST EXPENSE                                 6,537              5,253                11,301
                                                           -------            -------               -------

      NET INTEREST INCOME                                   11,403              9,943                20,671

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                       408                352                   900
                                                           -------            -------               -------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                            10,995              9,591                19,771
                                                           -------            -------               -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                       1,004                900                 1,890
  Loss on Sale of Investment Securities                        -0-                -0-                    (1)
  Other Income                                                 822                682                 1,376
                                                           -------            -------               -------

      TOTAL NON-INTEREST INCOME                              1,826              1,582                 3,265
                                                           -------            -------               -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                             4,102              3,575                 7,524
  Occupancy Expense - Net                                      471                387                   774
  Furniture and Equipment Expense                              584                431                   919
  Other Real Estate Owned Income - Net                         -0-                 (8)                  (63)
  Other Expense - Note 8                                     1,784              1,537                 3,164
                                                           -------            -------               -------

      TOTAL NON-INTEREST EXPENSE                             6,941              5,922                12,318
                                                           -------            -------               -------

      INCOME BEFORE INCOME TAXES                             5,880              5,251                10,718

APPLICABLE INCOME TAXES - NOTE 9                             2,013              1,807                 3,678
                                                           -------            -------               -------

      NET INCOME                                           $ 3,867            $ 3,444               $ 7,040
                                                           =======            =======               =======

      NET INCOME PER SHARE - NOTE 14
          Basic                                               $.59               $.53                 $1.09
          Diluted                                              .56                .51                  1.04


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Unaudited)
                                                           For the Three Months Ended
                                                                    June 30,
                                                     --------------------------------------
                                                           1998                1997
                                                     -----------------  -------------------
                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                               $6,975              $5,946
 Interest and Dividends on Investment Securities:
   Taxable                                                 1,648               1,802
   Exempt from Federal Income Taxes                           13                   6
 Interest on Federal Funds Sold                              431                 116
                                                          ------              ------

    TOTAL INTEREST INCOME                                  9,067               7,870
                                                          ------              ------

INTEREST EXPENSE
 Interest on Deposits                                      3,144               2,586
 Interest on Securities Sold Under Agreements
  to Repurchase                                              144                 127
                                                          ------              ------

    TOTAL INTEREST EXPENSE                                 3,288               2,713
                                                          ------              ------

    NET INTEREST INCOME                                    5,779               5,157

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                     250                 197
                                                          ------              ------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             5,529               4,960
                                                          ------              ------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                        518                 463
 Other Income                                                438                 357
                                                          ------              ------

    TOTAL NON-INTEREST INCOME                                956                 820
                                                          ------              ------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                            2,061               1,828
 Occupancy Expense - Net                                     232                 190
 Furniture and Equipment Expense                             289                 220
 Other Real Estate Owned (Income) Expense - Net                3                  (5)
 Other Expense                                               850                 843
                                                          ------              ------

    TOTAL NON-INTEREST EXPENSE                             3,435               3,076
                                                          ------              ------

    INCOME BEFORE INCOME TAXES                             3,050               2,704

APPLICABLE INCOME TAXES - NOTE 9                           1,047                 932
                                                          ------              ------

    NET INCOME                                            $2,003              $1,772
                                                          ======              ======

    NET INCOME PER SHARE
       Basic                                                $.30                $.27
      Diluted                                                .29                 .26



The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)

                                                                                      Unrealized
                                    Common Stock                                      Gain (Loss)
                             -------------------------   Capital        Retained     on Investment   Treasury
                                Shares          Amount   Surplus        Earnings     Securities-Net   Stock     Total
                             ------------       ------   -------        --------     --------------  --------  -------
                                                  (Dollars in Thousands, Except Per Share Data0
BALANCE AT
 JANUARY 1, 1997                3,233,036       $4,041  $  6,136         $24,675            $ 228     $ -0-    $35,080

Net Income for the
 Six Months Ended
 June 30, 1997                                                             3,444                                 3,444

Stock Options Exercised             3,250            4        16                                                    20

Cash Dividend $.09
 Per Share                                                                  (583)                                 (583)

Securities Available-for-
 Sale Adjustment                                                                              (88)                 (88)

                                ---------       ------  --------         -------            -----     -----    -------
BALANCE AT
 JUNE 30, 1997                  3,236,286        4,045     6,152          27,536              140       -0-     37,873

Net Income for the
 Six Months Ended
 December 31, 1997                                                         3,596                                 3,596

Stock Options Exercised            18,540           24        99                                                   123

Two-for-One Stock Split         3,246,506        4,058                    (4,058)                                  -0-

Cash Dividend $.09
 Per Share                                                                  (583)                                 (583)

Securities Available-for-
 Sale Adjustment                                                                              103                  103
                                ---------       ------  --------         -------            -----     -----    -------
BALANCE AT
 DECEMBER 31, 1997              6,501,332        8,127     6,251          26,491              243       -0-     41,112

Purchase of Stock Held
 In Treasury                                                                                           (908)      (908)

Retirement of Stock Held
 In Treasury                      (25,000)         (31)                    (463)                        494        -0-

Net Income for the
 Six Months Ended
 June 30, 1998                                                             3,867                                 3,867

Stock Options Exercised            38,462           47       (33)                                                   14

Cash Dividend $.12
 Per Share                                                                  (781)                                 (781)

Securities Available-for-
 Sale Adjustment                                                                               43                   43
                                ---------       ------  --------         -------            -----     -----    -------
BALANCE AT
 JUNE 30, 1998                  6,514,794       $8,143  $  6,218         $29,114            $ 286     $(414)   $43,347
                                =========       ======  ========         =======            =====     =====    =======

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                   (Unaudited)
                                                                     June 30,           (Unaudited)
                                                             -------------------------  December 31,
                                                                1998         1997          1997
                                                             ----------  -------------  -----------
                                                                         (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                  $  3,867       $  3,444     $  7,040
                                                              --------       --------     --------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                  516            396          840
    Net Premium Amortization
      of Investment Securities                                      84             44           97
    Provision for Loan Losses                                      408            352          900
    Deferred Income Taxes                                          167             50          233
    Loss on Sale of Investment Securities                          -0-            -0-            1
    Writedown of Other Real Estate                                 -0-              4            4
    Net Gain From Sale of Other Real Estate                         (2)           (21)         (21)
    Net (Gain) Loss on Sale of Premises and Equipment                1             (1)          12
    Increase  in Accrued Income and Other Assets                  (324)          (889)      (2,796)
    Increase in Accrued Expenses and Other Liabilities             299            146          333
                                                              --------       --------     --------

      Total Adjustments                                          1,149             81        ( 397)
                                                              --------       --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,016          3,525        6,643
                                                              --------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase)  in Federal Funds Sold                     8,085          9,450      (15,410)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                          13,457          9,494       21,486
    . Available-for-Sale                                        14,614          8,172       14,906
  Proceeds from Sales of Investment Securities                     -0-          3,505        4,506
  Purchase of Investment Securities
    . Held-to-Maturity                                         (15,118)        (7,029)     (12,884)
    . Available-for-Sale                                       (15,317)       (10,961)     (16,702)
  Loans Originated and Principal Repayments, Net               (16,990)       (26,842)     (56,363)
  Recoveries of Loans Previously Charged-Off                        55            259          439
  Proceeds from Sale of Premises and Equipment                       2             32            1
  Proceeds from Sale of Other Real Estate                           82              1           32
  Purchases of Premises and Equipment                             (383)          (956)      (1,664)
                                                              --------       --------     --------

      NET CASH USED BY INVESTING ACTIVITIES                    (11,513)       (14,875)     (61,653)
                                                              --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts            2,778         10,341       41,081
  Net Increase  in Certificates of Deposit                       1,470          5,585       15,620
  Net Increase (Decrease) in Repurchase Agreements                (961)        (4,182)       1,480
  Payments of Cash Dividends                                      (781)          (583)      (1,166)
  Proceeds from Stock Options Exercised                             14             20          143
  Purchase of Treasury Stock                                      (908)           -0-          -0-
                                                              --------       --------     --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,612         11,181       57,158
                                                              --------       --------     --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                                          (4,885)          (169)       2,148

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                     30,487         28,339       28,339
                                                              --------       --------     --------

CASH AND DUE FROM BANKS AT END OF PERIOD                      $ 25,602       $ 28,170     $ 30,487
                                                              ========       ========     ========


                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                  (Unaudited)
                                    June 30,          (Unaudited)
                          -------------------------   December 31,
                             1998          1997          1997
                          -----------  ------------   -----------
                                      (In Thousands)

(1)  Interest Paid          $6,558        $5,275        $11,260
(2)  Income Taxes Paid       2,215         1,866          3,876


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

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

       Cash and Due From Banks
       -----------------------

       The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 1998 the average cash balance maintained at the Federal Reserve Bank was $631,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $15,269,000 during the same period.

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

       The Corporation follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosure." Under this standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans.

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


NOTE 2 - Investment Securities
------

       A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                      June 30, 1998
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $ 14,993        $175        $ (2)   $ 15,166
  U.S. Government Agencies
   and Corporations                                      25,405          63         (27)     25,441
  U.S. Government Agency Mortgage
   Backed Securities                                      6,216          53          (6)      6,263
  Obligations of States and
   Political Subdivisions                                 1,135           6         -0-       1,141
                                                       --------        ----        ----    --------

    Total Held-to-Maturity Securities                    47,749         297         (35)     48,011
                                                       --------        ----        ----    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              39,533         366         (20)     39,879
  U.S. Government Agencies
    and Corporations                                     11,104          49         -0-      11,153
  U.S. Government Agency Mortgage
    Backed Securities                                     8,104          39         -0-       8,143
  Federal Reserve and Federal Home Loan Bank Stock        1,048         -0-         -0-       1,048
                                                       --------        ----        ----    --------

     Total Available-for-Sale Securities                 59,789         454         (20)     60,223
                                                       --------        ----        ----    --------

        Total Investment Securities                    $107,538        $751        $(55)   $108,234
                                                       ========        ====        ====    ========

       In the above schedule the amortized cost of Total Held-to-Maturity
                                 --------------
Securities of $47,749,000 and the fair value of Total Available-for-Sale
                                  ----------
Securities of $60,223,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1998 for a total of $107,972,000. A net unrealized gain of $434,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)
------

       Investment securities with carrying value of $41,504,000 at June 30, 1998, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $41,741,000 at June 30, 1998.

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

       There were no sales of investment securities during the first six months of 1998. However, proceeds from sales were $3,505,000 during the first six months of 1997 and $4,506,000 during the year 1997. For the year ended December 31, 1997, losses from sales of securities of $3,000 were realized, but were partially offset by gains of $2,000.


NOTE 3 - Loans and Allowance for Loan Losses
------

       The book values of loans by major type follow (in thousands):

                                     June 30
                             ------------------------  December 31,
                                1998         1997          1997
                             ----------  ------------   ----------

Commercial                    $129,424       $118,311    $127,800
Real Estate Mortgage            96,994         78,459      90,638
Real Estate Construction        35,338         21,430      26,290
Loans to Individuals            31,654         29,370      32,003
Less:  Unearned Discount          (564)          (754)       (662)
                              --------       --------    --------
                               292,846        246,816     276,069
Allowance for Loan Losses       (4,413)        (3,512)     (4,065)
                              --------       --------    --------

     Loans - Net              $288,433       $243,304    $272,004
                              ========       ========    ========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

       Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                         Six Months Ended June 30,        Year Ended
                                                      -------------------------------     December 31,
                                                          1998               1997            1997
                                                      -----------        ------------     -----------

Balance, Beginning of Period                            $4,065             $2,972           $2,972
Provisions, Charged to Income                              408                352              900

Loans Charged-Off                                         (115)               (71)            (246)
Recoveries of Loans Previously
 Charged-Off                                                55                259              439
                                                        ------             ------           ------

          Net Loans (Charged-Off) Recovered                (60)               188              193
                                                        ------             ------           ------

Balance, End of Period                                  $4,413             $3,512           $4,065
                                                        ======             ======           ======

       The provisions for loan losses charged to operating expenses during the six months ended June 30, 1998 and June 30,1997 of $408,000 and $352,000,
respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1997, a provision of $900,000 was recorded.

       At June 30, 1998, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $6,775,000 (of which $6,775,000 were on non-accrual status). The related allowance for loan losses for these loans was $1,167,000. The average recorded investment in impaired loans during the six months ended June 30, 1998 was approximately $4,138,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

       The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                          June 30,
                                                    ----------------------    December 31,
                                                       1998         1997          1997
                                                    ---------    ---------    ------------

Land                                                 $ 1,446     $ 2,170        $ 1,446
Buildings and Improvements                             7,573       7,375          7,532
Furniture & Equipment                                  6,816       5,415          6,661
                                                     -------     -------        -------

    Total Cost                                        15,835      14,960         15,639
Less:  Accumulated Amortization and Depreciation      (8,054)     (7,295)        (7,723)
                                                     -------     -------        -------

    Net Book Value                                   $ 7,781     $ 7,665        $ 7,916
                                                     =======     =======        =======

NOTE 5 - Other Real Estate
------

       The carrying value of other real estate is as follows (in thousands):


                                    June 30,
                             --------------------     December 31,
                               1998        1997          1997
                             --------  ----------     ------------

Other Real Estate               $  71     $ 186         $ 185
Valuation Reserve                 -0-       (35)          (34)
                                -----     -----         -----

    Net Other Real Estate       $  71     $ 151         $ 151
                                =====     =====         =====

NOTE 5 - Other Real Estate (cont'd.)
------

       Transactions in the valuation reserve are summarized as follows (in thousands):


                                          Six Months Ended June 30,       Year Ended
                                       -------------------------------   December 31,
                                           1998                 1997         1997
                                       ---------------     -----------    -----------

Balance, Beginning of Period              $  34               $  35        $  35
Provisions Charged to Income                -0-                 -0-          -0-
Reductions from Sales                       (34)                -0-           (1)
                                          -----               -----        -----

Balance, End of Period                    $ -0-               $  35        $  34
                                          =====               =====        =====


       There were no direct writedowns of other real estate charged to income for the six months ended June 30, 1998; however there was $4,000 for the six months ended June 30,1997 and $4,000 for the year ended December 31, 1997.


NOTE 6 - Deposits
------

       The book values of deposits by major type follow (in thousands):

                                                     June 30,
                                              -----------------------  December 31,
                                                1998         1997         1997
                                              ---------  ------------  ----------

Noninterest-Bearing Demand Deposits            $116,822    $105,226     $126,398
                                               --------    --------     --------
Interest-Bearing Deposits:
 Interest-Bearing Transaction
     Accounts and Money Market Funds            137,165     128,077      133,139
 Savings                                         62,435      49,600       54,107
 Savings Certificates - Time                     52,162      47,503       51,685
 Certificates of Deposits $100,000 or more       36,610      29,838       35,690
 Other                                              778         705          705
                                               --------    --------     --------
   Total                                        289,150     255,723      275,326
                                               --------    --------     --------
       Total Deposits                          $405,972    $360,949     $401,724
                                               ========    ========     ========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

       Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):


                                                           Six Months Ended June 30,      Year Ended
                                                       --------------------------------  December 31,
                                                             1998              1997          1997
                                                       ----------------   -------------  -----------

Securities Sold Under Repurchase Agreements:
    Average                                                $13,461            $12,038       $11,668
    Period-End                                              13,728              9,027        14,689
    Maximum Month-End Balance During Period                 15,249             13,212        15,263
Interest Rate
    Average                                                   4.60%              4.28%         4.45%
    Period-End                                                4.55               4.50          4.55


NOTE 8 - Other Non-Interest Expense
------

       The significant components of other non-interest expense are as follows (in thousands):

                                                           Six Months Ended June 30,       Year Ended
                                                       ---------------------------------  December 31,
                                                           1998                 1997          1997
                                                       ------------         ------------  ------------

Business Development                                      $  303               $  273        $  588
Legal and Professional Fees                                  252                  248           496
Printing and Supplies                                        202                  174           373
Regulatory Fees and Assessments                               84                   85           160
Other                                                        943                  757         1,547
                                                          ------               ------        ------

  Total                                                   $1,784               $1,537        $3,164
                                                          ======               ======        ======

NOTE 9 - Income Taxes
------

       Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                            June 30,
                                    --------------------  December 31,
                                      1998        1997        1997
                                    --------    --------  ------------

Current Tax Asset (Liability)          $  28     $  37        $  (7)
Deferred Tax Asset                       816       542          672
                                       -----     -----        -----

  Total Included in Other Assets       $ 844     $ 579        $ 665
                                       =====     =====        =====

       The deferred tax asset at June 30, 1998 of $816,000 included $148,000 related to unrealized gains on Available-for-Sale Securities.

       The components of income tax expense were as follows (in thousands):

                                        Six Months Ended June 30,    Year Ended
                                       ---------------------------  December 31,
                                           1998           1997          1997
                                       -------------  ------------  -------------

Federal Income Tax Expense
 Current                                  $2,180         $1,857        $3,911
 Deferred                                   (167)           (50)         (233)
                                          ------         ------        ------

   Total Federal Income Tax Expense       $2,013         $1,807        $3,678
                                          ======         ======        ======

   Effective Tax Rates                      34.2%          34.4%         34.3%
                                          ======         ======        ======

       The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                         Six Months Ended June 30,    Year Ended
                                        ---------------------------  December 31,
                                            1998           1997          1997
                                        -------------  ------------  ------------

Federal Income Taxes at Statutory
 Rate of 34%                               $1,999         $1,785        $3,644
Effect of Tax Exempt Interest Income          (10)            (5)          (12)
Non-deductible Expenses                        25             23            47
Other                                          (1)             4            (1)
                                           ------         ------        ------

 Income Taxes Per Income Statement         $2,013         $1,807        $3,678
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

       At June 30, 1998, outstanding documentary and standby letters of credit totaled $3,502,000 and commitments to extend credit totaled $109,019,000.


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

       The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1997, and the six months ended June 30, 1998.

       The following is a summary of transactions during the periods presented:

                                             Shares Under Option
                                     ----------------------------------
                                       Six Months
                                          Ended           Year Ended
                                     June  30, 1998   December 31, 1997
                                     --------------   -----------------

Outstanding, Beginning of Period            543,112             464,100
Additional Options Granted During
  the Period                                  3,000             118,752
Forfeited During the Period                    (600)             (4,480)
Exercised During the Period                 (44,762)            (35,260)
                                            -------             -------

  Outstanding, End of Period                500,750             543,112
                                            =======             =======

       Options outstanding at June 30, 1998 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $5.16 and 365,658 shares exercisable. At June 30, 1998, there remained 527,900 shares reserved for future grants of options under the 1997 Plan.


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

NOTE 13 - Employee Benefit Plans (cont'd.)
-------

       The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                            1997      1996
                                                                          --------  --------

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $2,240,000 in 1997 and $1,647,000 in 1996                    $2,420    $1,762
                                                                           ======    ======

Projected benefit obligation for service rendered
 to date                                                                   $3,035    $1,997
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                                             2,883     2,192
                                                                           ------    ------

Plan assets in excess of (less than) projected benefit obligation            (152)      195
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                                       396        21
Prior service cost not yet recognized in net
 periodic pension cost                                                        (12)       15
                                                                           ------    ------

Net pension cost included in other assets                                  $  232    $  231
                                                                           ======    ======

Prepaid pension cost included the following components (in thousands):
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                            1997      1996
                                                                           ------     ------

Service Cost - benefits earned during the period                           $  227    $  195
Interest cost on projected benefit obligation                                 157       131
Less: Actual return on plan assets                                           (196)     (153)
Net amortization and deferral                                                   5        (2)
                                                                           ------    ------

   Net periodic pension cost                                               $  193    $  171
                                                                           ======    ======

       The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 percent and 6 percent, respectively. The expected long-term rate of return on plan assets was 7 percent.

       The market value of plan assets at June 30, 1998 was $1,826,000. There has not been a contribution to the plan to this date during 1998. Prepaid pension cost at June 30, 1998 was $398,000.

401(k) Plan
-----------

       The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation did not match the employee's contributions in 1997 nor to date in 1998.

Management Security Plan
------------------------

       In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $110,000 and $168,000 during the first six months of 1998 and 1997, respectively, and $276,000 for the year 1997.

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

                                            June 30,
                                     -----------------------  December 31,
                                        1998         1997         1997
                                     ----------  -----------  ----------

Net income                           $    3,867    $    3,444  $    7,040
                                     ==========    ==========  ==========
Weighted average number of common
 shares used in Basic EPS             6,508,425     6,470,490   6,478,795
Effect of dilutive stock options        343,130       283,287     321,081
                                     ----------    ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,851,555     6,753,777   6,799,876
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

       The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):


                                           June 30,
                                     ------------------
                                       1998      1997
                                     --------  --------
Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:
     Commitments to Extend Credit    $109,019   $82,853
     Documentary and Standby
       Letters of Credit                3,502     3,098

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

       In the first six months of 1998, 45,000 shares were purchased by the Corporation through a similar repurchase plan through the open market and subsequently 25,000 shares have been canceled.


NOTE 19 - Subsequent Event
-------

       On July 21, 1998, the Board of Directors of the Corporation approved a quarterly dividend of $.06 per share to be paid on August 14, 1998 to shareholders of record on July 31, 1998.


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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)
-------

       The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                               June 30,
                                              ------------------------------------------
                                                      1998                  1997
                                              --------------------  --------------------
                                              Carrying     Fair     Carrying     Fair
                                               Amount      Value     Amount      Value
                                              ---------  ---------  ---------  ---------
   Financial Assets
     Cash and due from banks                  $ 25,602   $ 25,602   $ 28,170   $ 28,170
     Federal funds sold                         27,675     27,675     10,900     10,900
     Securities                                107,972    108,677    113,655    113,738
     Loans                                     292,846    292,170    246,816    245,620
     Reserve for loan losses                    (4,413)    (4,413)   ( 3,512)    (3,512)

   Financial Liabilities
     Deposits                                  405,972    406,241    360,949    361,026
     Securities sold under repurchase
      agreements                                13,728     13,731      9,027      9,027

   Off-balance Sheet Financial Instruments
     Loan commitments                                     109,019                82,853
     Letters of credit                                      3,502                 3,098

NOTE 21 - Comprehensive Income
-------

       The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                For the Six Months Ended June 30,
                                                ----------------------------------      Year Ended
                                                     1998              1997         December 31, 1997
                                                ---------------  -----------------  -----------------

      Net Income                                   $3,867            $3,444              $7,040
      Other Comprehensive Income:
        Unrealized gain (loss) on securities
        available-for-sale, net of tax                 43               (88)                 15
                                                   ------            ------              ------

          Comprehensive Income                     $3,910            $3,356              $7,055
                                                   ======            ======              ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
----------------

Summary
-------

       Net income for the second quarter of 1998 was $2,003,000, or $.29 diluted earnings per share, compared with $1,772,000, or $.26 diluted earnings per share, for the second quarter of 1997. On a per share basis, diluted net income increased 11.5% over the second quarter of the prior year. Net income for the first six months of 1998 was $3,867,000, or .56 per diluted earnings per share, compared with $3,444,000, or .51 per diluted earnings per share for the first six months of 1997. Per share amounts are based on average shares outstanding of 6,508,425 for the first six months of 1998 and 6,470,490 for the comparable period of 1997 adjusted to 6,851,555 and 6,753,777, respectively to reflect stock options granted. Also, shares outstanding reflect a two-for-one stock split in December 1997.

       Outstanding loans at June 30, 1998 of $292.8 million represented an increase of $46.0 million, or 18.6%, over June 30,1997 and an increase of $16.8 million, or 6.1%, from December 31, 1997.

       Total deposits at June 30, 1998 of $406.0 million represented an increase of $45.0 million, or 12.5%, over June 30,1997 and an increase of $4.2 million, or 1.1%, from December 31, 1997.

       In the second quarter, net interest income increased 12.1% over the previous year. An increase in non-interest expense of 11.7% partially offset the increase in net interest income.

       The following table summarizes the Corporation's performance for the three months and six months ended June 30, 1998 and 1997 (tax equivalent basis and dollars in thousands).

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                   ------------------------    --------------------
                                      1998          1997        1998         1997
                                   ----------    ----------  ----------    --------

Interest Income                       $9,075      $7,874      $17,956      $15,204
Interest Expense                       3,288       2,713        6,537        5,253
                                      ------      ------      -------      -------
 Net Interest Income                   5,787       5,161       11,419        9,951
Provision for Loan Loss                  250         197          408          352
                                      ------      ------      -------      -------

 Net Interest Income After
   Provision for Loan Loss             5,537       4,964       11,011        9,599
Non-Interest Income                      956         820        1,826        1,582
Non-Interest Expense                   3,435       3,076        6,941        5,922
                                      ------      ------      -------      -------

 Income Before Income Tax              3,058       2,708        5,896        5,259
Income Tax Expense                     1,055         936        2,029        1,815
                                      ------      ------      -------      -------

   Net Income                         $2,003      $1,772      $ 3,867      $ 3,444
                                      ======      ======      =======      =======

Net Income per Share-
 Basic                                $  .30      $  .27      $   .59      $   .53
 Diluted                                 .29         .26          .56          .51

Return on Average Assets                1.73%       1.76%        1.69%        1.75%

Return on Average
 Stockholders' Equity                  18.65%      19.15%       18.42%       19.07%


Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

       The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 1998 and 1997 (rates on tax equivalent basis).


                                                                  Three Months ended June 30,
                                          --------------------------------------------------------------------
                                                              1998                          1997
                                          ---------------------------------  ----------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From            $ 31,338     $  431       5.53%   $  8,442     $  116       5.44%
  Investment Securities (Taxable)           107,658      1,648       6.14     115,598      1,801       6.25
  Investment Securities (Tax-exempt)          1,137         20       6.88         595         10       6.45
  Loans, Net of Unearned Discount/(1)/      290,811      6,976       9.62     245,235      5,947       9.73
                                           --------     ------               --------     ------
    Total Earning Assets                    430,944      9,075       8.45     369,870      7,874       8.54
                                                        ------                            ------

Non-interest Earning Assets:
  Cash and Due From Banks                    22,130                            24,083
  Other Assets                               15,506                            13,056
  Allowance for Loan Losses                  (4,306)                           (3,413)
                                           --------                          --------
    Total Assets                           $464,274                          $403,596
                                           ========                          ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $139,867      1,283       3.68    $128,018      1,133       3.55
  Savings & Premium                          64,202        710       4.43      49,882        516       4.15
  Savings Certificates                       51,866        660       5.10      47,008        571       4.87
  Certificates of Deposit
    $100,000 or more                         35,931        478       5.34      28,184        358       5.09
  Other Time                                    956         13       5.56         566          8       5.43
  Other Borrowings                           12,730        144       4.53      11,248        127       4.49
                                           --------     ------               --------     ------
    Total Interest-Bearing Liabilities      305,552      3,288       4.32     264,906      2,713       4.11
                                                        ------                            ------

Non-interest Bearing Liabilities:
  Demand Deposits                           113,223                            99,359
  Other Liabilities                           2,419                             2,210
  Shareholders' Equity                       43,080                            37,121
                                           --------                          --------
    Total Liabilities and
      Shareholders' Equity                 $464,274                          $403,596
                                           ========                          ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $5,787       5.39                 $5,161       5.60
                                                        ======                            ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

       The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the six months ended June 30, 1998 and 1997 (rates on tax equivalent basis).

                                                                        Six Months Ended June 30,
                                                 ---------------------------------------------------------------------
                                                                1998                               1997
                                                 ---------------------------------   ---------------------------------
                                                   Average               Average     Average                Average
                                                   Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                                 -----------  --------  ----------   ----------  --------  -----------
                                                       (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                              $ 36,104    $   991     5.53%      $ 11,863    $   320     5.35%
  Investment Securities (Taxable)                  107,026      3,271     6.16        115,436      3,537     6.18
  Investment Securities (Tax-exempt)                 1,139         39     6.98            413         13     6.50
  Loans, Net of Unearned Discount/(1)/             283,944     13,655     9.70        236,007     11,334     9.68
                                                  --------    -------                --------    -------
    Total Earning Assets                           428,213     17,956     8.46        363,719     15,204     8.43
                                                              -------                            -------

Non-interest Earning Assets:
  Cash and Due From Banks                           22,169                             23,371
  Other Assets                                      15,490                             12,980
  Allowance for Loan Losses                         (4,224)                            (3,273)
                                                  --------                           --------
    Total Assets                                  $461,648                           $396,797
                                                  ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds                 $138,328      2,498     3.64       $125,331      2,169     3.49
  Savings                                           65,137      1,438     4.45         50,113      1,013     4.08
  Savings Certificates                              51,767      1,308     5.09         47,059      1,127     4.83
  Certificates of Deposit
    $100,000 or more                                36,346        960     5.33         27,123        679     5.05
  Other Time                                           931         26     5.63            538         14     5.09
  Other Borrowings                                  13,461        307     4.60         12,038        251     4.28
                                                  --------    -------                --------    -------
    Total Interest-Bearing Liabilities             305,970      6,537     4.31        262,202      5,253     4.04
                                                              -------                            -------

Non-interest Bearing Liabilities:
  Demand Deposits                                  111,004                             96,001
  Other Liabilities                                  2,337                              2,180
  Shareholders' Equity                              42,337                             36,414
                                                  --------                           --------
    Total Liabilities and
      Shareholders' Equity                        $461,648                           $396,797
                                                  ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                                  $11,419     5.38                   $ 9,951     5.52
                                                              =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

       Net interest income (tax equivalent) for the second quarter of 1998 was $5,787,000 which represented an increase of $626,000, or 12.1%, over the second quarter of 1997. This increase was heavily contributed to by a 18.6% increase in average loans for the second quarter of 1998 versus the same quarter last year.

       The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended June 30, 1998 and 1997.

                                                      ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                               (Dollars in Thousands)

                                        2nd Qtr. 1998 vs. 2nd Qtr. 1997     Six Months 1998 vs. Six Months 1997
                                              Increase (Decrease)                   Increase (Decrease)
                                              Due to Changes in:                    Due to Changes in:
                                       ---------------------------------   -------------------------------------
                                         Volume       Rate       Total        Volume        Rate        Total
                                       ----------   --------   ---------   ------------   ---------   ----------
Interest Earning Assets:
 Federal Funds Sold                      $  313      $   2      $  315         $  660        $ 11       $  671
 Investment Securities (Taxable)           (122)       (31)       (153)          (255)        (11)        (266)
 Investment Securities (Tax-exempt)           9          1          10             25           1           26
 Loans, Net of Unearned Discount          1,479       (450)      1,029          2,298          23        2,321
                                         ------      -----      ------         ------        ----       ------

 Total Interest Income                    1,679       (478)      1,201          2,728          24        2,752
                                         ------      -----      ------         ------        ----       ------

Interest-Bearing Liabilities:
 Deposits                                   414        144         558            887         341        1,228
 Other Borrowings                            16          1          17             34          22           56
                                         ------      -----      ------         ------        ----       ------

 Total Interest Expense                     430        145         575            921         363        1,284
                                         ------      -----       -----         ------         ---        -----

Net Interest Income                     $ 1,249     $ (623)   $    626        $ 1,807      $ (339)    $ 1,468
                                        =======     ======    ========        =======      ======     =======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

       The Corporation's allowance for loan losses was $4,413,000, or 1.51% of total loans, as of June 30, 1998 compared to $3,512,000, or 1.42% of total loans, as of June 30,1997.

       Transactions in the provision for loan losses are summarized as follows (in thousands):

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                       --------------------  -------------------
                                         1998       1997       1998      1997
                                       ---------  ---------  --------  ---------

Balance, Beginning of Period             $4,192     $3,327    $4,065     $2,972
Provisions, Charged to Income               250        197       408        352

Loans Charged-Off                           (68)       (52)     (115)       (71)
Recoveries of Loans Previously
    Charged-Off                              39         40        55        259
                                         ------     ------    ------     ------

            Net Loans (Charged-Off)
               Recovered                    (29)       (12)      (60)       188
                                         ------     ------    ------     ------

Balance, End of Period                   $4,413     $3,512    $4,413     $3,512
                                         ======     ======    ======     ======

       The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                 June 30,  March 31,  December 31,  September 30,  June 30,
                                   1998      1998         1997          1997         1997
                                 --------  ---------  ------------  -------------  --------

Non-Accrual Loans                  $6,830     $2,885     $2,112        $1,245       $  901
Other Real Estate Owned                71        151        151           151          151
                                   ------     ------     ------        ------       ------

  Total Non-Performing Assets      $6,901     $3,036     $2,263        $1,396       $1,052
                                   ======     ======     ======        ======      ======

       Non-accrual loans to total loans were 2.33% at June 30, 1998 and non-performing assets were 2.37% of loans and other real estate owned at the same date. As of June 30, 1998, loans to five borrowers represent approximately 89% of the loans on non-accrual and four of five of these borrowers are current as to payment of principal and interest on their loans. The Corporation does not see this increase in non-accrual loans as a signal of a weakened local economy or a change in the Corporation's lending standards, rather this is the implementation of the Corporation's strict policy of identifying problem loans as soon as any difficulty a borrower may be experiencing is noted.

       The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                             June 30,   March 31,   December 31,   September 30,   June 30,
                               1998        1998         1997            1997         1997
                             ---------  ----------  -------------  --------------  ---------

Non-Performing Loans          $ 6,830     $ 2,885      $2,112         $1,245        $  901
Criticized Loans               11,737      12,484       9,295          7,896         8,314
Allowance for Loan Losses       4,413       4,192       4,065          3,681         3,512
Allowance for Loan Losses
   as a Percent of:
     Non-Performing Loans          65%        145%        193%           296%          390%
     Criticized Loans              38          34          44             47            42

Non-interest Income
-------------------

       The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

       The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                       --------------------------------  -----------------
                                       1998   1997   % Change    1998     1997    % Change
                                       -----  -----  ---------  -------  -------  --------

Service Charges on Deposit Accounts    $ 518  $ 463     11.9%   $1,004   $  900     11.6%
Non-recurring Income                      88     34       --       154       87       --
Other Non-interest Income                350    323      8.4       668      595     12.3
                                       -----  -----     ----    ------   ------

  Total Non-interest Income            $ 956  $ 820     16.6    $1,826   $1,582     15.4
                                       =====  =====              ======   ======

       Non-recurring income is primarily interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years.

Non-interest Expense
--------------------

       Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

       The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                   -----------------------------  ---------------------------
                                     1998      1997    % Change    1998      1997    % Change
                                   --------  --------  ---------  -------  --------  --------

Salaries & Employee Benefits         $2,061   $1,828      12.7%   $4,102   $3,575      14.7%
Occupancy Expense - Net                 232      190      22.1       471      387      21.7
Furniture and Equipment Expense         289      220      31.4       584      431      35.5
Other Real Estate Expense - Net           3       (5)    160.0       -0-       (8)       --
Other Expenses:
 Business Development                   159      172      (7.6)      303      273      11.0
 Insurance - Other                       21       20       5.0        46       47      (2.1)
 Legal & Professional Fees              121      139     (12.9)      252      248       1.6
 Taxes - Other                           82       45      82.2       167       73     128.8
 Postage & Courier                       69       64       7.8       141      132       6.8
 Printing & Supplies                    107       97      10.3       202      174      16.1
 Regulatory Fees & Assessments           44       43       2.3        84       85      (1.2)
 Other Operating Expenses               247      263      (6.1)      589      505      16.6
                                     ------   ------              ------   ------

   Total Other Expenses                 850      843        .8     1,784    1,537      16.1
                                     ------   ------              ------   ------

   Total Non-interest Expense        $3,435   $3,076      11.7    $6,941   $5,922      17.2
                                     ======   ======              ======   ======

       Total non-interest expense increased 11.7% in the second quarter of 1998 over 1997, reflecting increases in salaries and benefits, occupancy expense, furniture and equipment expenses, taxes-other and printing and supplies. As a percent of average assets, non-interest expenses were 2.97% in the second quarter of 1998 and 3.07% in the same period of 1997. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.00% for the second quarter of 1998. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

       The increase in salaries and employee benefits for the second quarter of 1998 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by 26.5 to an average full-time equivalent of
167.0 from the number twelve months prior. This increase in number of employees reflects the opening of a new banking office in 1997 in addition to the adding of several lending officers in 1997.

       The increase in occupancy expense is primarily due to the cost of a new branch facility that was occupied in late 1997.

       The increase in furniture and equipment expense is primarily a result of increased depreciation for new technology related equipment acquired in the last half of 1997.

       Taxes-other increased due to increased state franchise taxes paid on higher levels of taxable capital and the loss of certain tax credits that were available in prior periods.

       Printing and supplies expenses increased primarily due to expenses related to new customer services such as debit cards and imaged customer account statements.


Interest Rate Sensitivity
-------------------------

       Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

       The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 1998 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                           Total      Repriced
                                      Matures or Reprices within:           Rate        After
                                  -------------------------------        Sensitive    1 Year or
                                    30 Days     31-180       181 to       One Year   Non-interest
                                    or Less      Days       One Year      or Less     Sensitive       Total
--------------------------------  ----------   ---------   ---------    ----------   ------------    --------
Earning Assets:
  Loans                             $156,142    $ 17,959    $ 13,721      $187,822     $105,024      $292,846
  Investment Securities                3,306      14,613      24,034        41,953       66,019       107,972
  Federal Funds Sold                  27,675         -0-         -0-        27,675          -0-        27,675
                                    --------    --------    --------      --------     --------      --------

   Total Earning Assets              187,123      32,572      37,755       257,450      171,043       428,493
                                    --------    --------    --------      --------     --------      --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings             199,601         -0-         -0-       199,601          -0-       199,601
  Certificate of Deposits
    >$100,000                          7,923      14,947      11,203        34,073        2,537        36,610
  Other Time Deposits                  4,172      27,469      16,004        47,645        5,294        52,939
  Repurchase Agreements               13,728         -0-         -0-        13,728          -0-        13,728
                                    --------    --------    --------      --------     --------      --------

   Total Interest Bearing
    Liabilities                      225,424      42,416      27,207       295,047        7,831       302,878
                                    --------    --------    --------      --------     --------      --------

Interest Sensitivity
 Gap                                $(38,301)   $ (9,844)   $ 10,548      $(37,597)    $163,212      $125,615
                                    ========    ========    ========      ========     ========      ========
Cumulative Gap                      $(38,301)   $(48,145)   $(37,597)
                                    ========    ========    ========

Cumulative Gap to
 Total Earning Assets                 (8.94%)    (11.24%)     (8.77%)

Cumulative Gap to
 Total Assets                         (8.23%)    (10.34%)     (8.07%)

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

       As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (8.07%) was reversed to a positive 13.78% "beta adjusted" gap position.

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

       At June 30, 1998, total capital to total assets was 9.28%.

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

       The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 1998, the Corporation's Tier I capital represented 14.20% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.45% of risk weighted assets. Both ratios are well above current regulatory guidelines.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUMMIT BANCSHARES, INC.
                                               Registrant



Date: July 25, 1998                    By: /s/  Philip E. Norwood
     ----------------------               -------------------------------------
                                          Philip E. Norwood, Chairman

Date: July 25, 1998                    By: /s/  Bob G. Scott
     ----------------------               -------------------------------------
                                          Bob G. Scott, Executive Vice President
                                              and Chief Operating Officer
                                              (Chief Accounting Officer)

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Change in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Corporation's annual shareholders' meeting, held on April 21, 1998, the shareholders of the Corporation:

          . ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 1998. The shareholder vote in this matter was 5,265,865 for, 3,220 against, and none abstaining.

          . elected the Board of Directors, consisting of thirteen (13) persons. The following directors, constituting the entire Board of Directors, were elected:

                                               For        Against      Abstain
                                            ---------     -------      -------
               Robert E. Bolen              5,269,949       2,000       8,540
               Elliott S. Garsek            5,258,789      13,160       8,540
               Ronald J. Goldman            5,270,749       1,200       8,540
               F.S. Gunn                    5,271,549         400       8,540
               Jeffrey M. Harp              5,271,949         -0-       8,540
               Robert L. Herchert           5,269,949       2,000       8,540
               William W. Meadows           5,263,727       8,222       8,540
               Edward P. Munson, Jr.        5,269,949       2,000       8,540
               James L. Murray              5,271,949         -0-       8,540
               Philip E. Norwood            5,271,949         -0-       8,540
               Byron B. Searcy              5,271,949         -0-       8,540
               Edgar Snelson                5,269,949       2,000       8,540


Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11   Computation of Earnings Per Common Share

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending June 30, 1998

                                 EXHIBIT INDEX

Exhibit                                                 Page No.
-------                                                 --------

11        Computation of Earnings Per Common Share

27        Financial Data Schedule