Form 10-Q
period 1998-09-30
SUMMIT BANCSHARES INC /TX/
filed 1998-11-13
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998; or

[   ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the Transition period from _______________ to _____________.


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

The number of shares of common stock, $1.25 par value, outstanding at September 30, 1998 was 6,514,694 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I - FINANCIAL INFORMATION                                      PAGE NO.


Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 1998
          and 1997 and at December 31, 1997                             4

          Consolidated Statements of Income for the Three Months
          and Nine Months Ended September 30, 1998 and 1997
          and for the Year Ended December 31, 1997                      5-6

          Consolidated Statements of Changes in Shareholders'
          Equity for the Nine Months Ended September 30, 1998
          and 1997 and for the Year Ended December 31, 1997             7

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997 and for
          the Year Ended December 31, 1997                              8-9

          Notes to Consolidated Financial Statements for the Nine
          Months Ended September 30, 1998 and 1997 and for the
          Year Ended December 31, 1997                                  10-21

The September 30, 1998 and 1997 and the December 31, 1997 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Nine Months
          Ended September 30, 1998 and 1997                             22-29

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       September 30,         (Unaudited)
                                                                  -----------------------    December 31,
                                                                    1998            1997         1997
                                                                  --------        --------     --------
ASSETS                                                                       (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                  $ 20,127        $ 33,060     $ 30,487
FEDERAL FUNDS SOLD & DUE FROM TIME                                  37,135          23,485       35,760
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                       74,787          58,595       60,476
 Securities Held-to-Maturity, at cost (fair value of                46,036          47,712       45,151
   $46,803,000, $47,908,000, and $45,360,000
   September 30, 1998 and 1997 and December 31, 1997,
   respectively)
LOANS - NOTE 3
 Loans, Net of Unearned Discount                                   301,972         262,784      276,069
   Allowance for Loan Losses                                        (4,663)         (3,682)      (4,065)
                                                                  --------        --------     --------
      LOANS, NET                                                   297,309         259,102      272,004

PREMISES AND EQUIPMENT - NOTE 4                                      7,960           7,797        7,916
ACCRUED INCOME RECEIVABLE                                            3,835           3,368        3,442
OTHER REAL ESTATE - NOTE 5                                              71             151          151
OTHER ASSETS                                                         4,969           2,928        4,407
                                                                  --------        --------     --------

      TOTAL ASSETS                                                $492,229        $436,198     $459,794
                                                                  ========        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
 Noninterest-Bearing Demand                                       $117,982        $114,198     $126,398
 Interest-Bearing                                                  306,452         270,025      275,326
                                                                  --------        --------     --------

      TOTAL DEPOSITS                                               424,434         384,223      401,724

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                                  18,838          10,284       14,689
ACCRUED INTEREST PAYABLE                                               676             653          678
OTHER LIABILITIES                                                    3,276           1,511        1,591
                                                                  --------        --------     --------

      TOTAL LIABILITIES                                            447,224         396,671      418,682
                                                                  --------        --------     --------

COMMITMENTS AND CONTINGENCIES - NOTE 11

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
 Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 6,514,694, 3,243,846, and 6,501,332 shares
   issued and outstanding at September 30, 1998 and 1997
   and at December 31, 1997, respectively                            8,144           4,055        8,127
 Capital Surplus                                                     6,285           6,191        6,251
 Retained Earnings                                                  30,429          29,027       26,491
 Unrealized Gain on Investment Securities
    Available for Sale, Net of Tax                                     661             254          243
 Treasury Stock at Cost (28,200 shares at                             (514)            -0-          -0-
                                                                  --------        --------     --------
    September 30, 1998)
      TOTAL SHAREHOLDERS' EQUITY                                    45,005          39,527       41,112
                                                                  --------        --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $492,229        $436,198     $459,794
                                                                  ========        ========     ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                           (Unaudited)                                 (Unaudited)
                                                             For the Nine Months Ended September 30,   Year Ended December 31,
                                                             ---------------------------------------
                                                                    1998                1997                      1997
                                                                   -------             -------                   -------
                                                              (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                       $20,789             $17,594                   $24,063
  Interest and Dividends on Investment Securities:
    Taxable                                                          5,026               5,243                     6,878
    Exempt from Federal Income Taxes                                    38                  15                        23
  Interest on Due From Time                                             30                 -0-                       -0-
  Interest on Federal Funds Sold                                     1,505                 593                     1,008
                                                                   -------             -------                   -------

      TOTAL INTEREST INCOME                                         27,388              23,445                    31,972
                                                                   -------             -------                   -------

INTEREST EXPENSE
  Interest on Deposits                                               9,500               7,836                    10,773
  Interest on Securities Sold Under
   Agreements to Repurchase                                            496                 369                       528
                                                                   -------             -------                   -------

      TOTAL INTEREST EXPENSE                                         9,996               8,205                    11,301
                                                                   -------             -------                   -------

      NET INTEREST INCOME                                           17,392              15,240                    20,671

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                               539                 633                       900
                                                                   -------             -------                   -------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                    16,853              14,607                    19,771
                                                                   -------             -------                   -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                               1,504               1,389                     1,890
  Loss on Sale of Investment Securities                                -0-                  (1)                       (1)
  Other Income                                                       1,235               1,019                     1,376
                                                                   -------             -------                   -------

      TOTAL NON-INTEREST INCOME                                      2,739               2,407                     3,265
                                                                   -------             -------                   -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                     6,302               5,470                     7,524
  Occupancy Expense - Net                                              692                 573                       774
  Furniture and Equipment Expense                                      882                 668                       919
  Other Real Estate Owned Expense - Net                                 11                 (29)                      (63)
  Other Expense - Note 8                                             2,594               2,368                     3,164
                                                                   -------             -------                   -------

      TOTAL NON-INTEREST EXPENSE                                    10,481               9,050                    12,318
                                                                   -------             -------                   -------

      INCOME BEFORE INCOME TAXES                                     9,111               7,964                    10,718

APPLICABLE INCOME TAXES - NOTE 9                                     3,149               2,738                     3,678
                                                                   -------             -------                   -------

      NET INCOME                                                   $ 5,962             $ 5,226                   $ 7,040
                                                                   =======             =======                   =======

      NET INCOME PER SHARE - NOTE 14
          Basic                                                    $   .92             $   .81                   $  1.09
          Diluted                                                      .87                 .77                      1.04

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  (Unaudited)
                                                           For the Three Months Ended
                                                                 September 30,
                                                      -----------------------------------
                                                          1998                  1997
                                                         ------                ------
                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                              $7,136                $6,264
 Interest and Dividends on Investment Securities:
   Taxable                                                1,754                 1,705
   Exempt from Federal Income Taxes                          12                     6
 Interest on Due From Time                                   30                   -0-
 Interest on Federal Funds Sold                             516                   274
                                                         ------                ------

    TOTAL INTEREST INCOME                                 9,448                 8,249
                                                         ------                ------

INTEREST EXPENSE
 Interest on Deposits                                     3,270                 2,840
 Interest on Securities Sold Under Agreements
  to Repurchase                                             189                   112
                                                         ------                ------

    TOTAL INTEREST EXPENSE                                3,459                 2,952
                                                         ------                ------

    NET INTEREST INCOME                                   5,989                 5,297

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                    131                   281
                                                         ------                ------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                            5,858                 5,016
                                                         ------                ------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                       500                   489
 Other Income                                               413                   336
                                                         ------                ------

    TOTAL NON-INTEREST INCOME                               913                   825
                                                         ------                ------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                           2,200                 1,895
 Occupancy Expense - Net                                    221                   186
 Furniture and Equipment Expense                            298                   237
 Other Real Estate Owned (Income) Expense - Net              11                   (21)
 Other Expense                                              810                   831
                                                         ------                ------

    TOTAL NON-INTEREST EXPENSE                            3,540                 3,128
                                                         ------                ------

    INCOME BEFORE INCOME TAXES                            3,231                 2,713

APPLICABLE INCOME TAXES - NOTE 9                          1,136                   931
                                                         ------                ------

    NET INCOME                                           $2,095                $1,782
                                                         ======                ======

    NET INCOME PER SHARE
      Basic                                              $  .33                $  .28
      Diluted                                               .31                   .26



The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)

                                                                                 Unrealized
                                    Common Stock                                 Gain (Loss)
                                ---------------------    Capital    Retained    on Investment   Treasury
                                 Shares      Amount      Surplus    Earnings    Securities-Net    Stock        Total
                                ---------   ---------   ---------   ---------   --------------   ---------   ---------
                                                   (Dollars in Thousands, Except Per Share Data)
BALANCE AT
 JANUARY 1, 1997                3,233,036   $   4,041   $   6,136   $  24,675     $     228      $     -0-   $  35,080

Net Income for the
 Nine Months Ended
 September 30, 1997                                                     5,226                                    5,226

Stock Options Exercised            10,810          14          55                                                   69

Cash Dividend $.135
 Per Share                                                               (874)                                    (874)

Securities Available-for-
 Sale Adjustment                                                                         26                         26
                                ---------   ---------   ---------   ---------     ---------      ---------   ---------
BALANCE AT
 SEPTEMBER 30, 1997             3,243,846       4,055       6,191      29,027           254            -0-      39,527

Net Income for the
 Three Months Ended
 December 31, 1997                                                      1,814                                    1,814

Stock Options Exercised            10,980          14          60                                                   74

Two-for-One Stock Split         3,246,506       4,058                  (4,058)                                     -0-

Cash Dividend $.045
 Per Share                                                               (292)                                    (292)

Securities Available-for-
 Sale Adjustment                                                                        (11)                       (11)
                                ---------   ---------   ---------   ---------     ---------      ---------   ---------
BALANCE AT
 DECEMBER 31, 1997              6,501,332       8,127       6,251      26,491           243            -0-      41,112

Purchase of Stock Held
 In Treasury                                                                                        (1,422)     (1,422)

Retirement of Stock Held
 In Treasury                      (45,000)        (56)                   (852)                         908         -0-

Net Income for the
 Nine Months Ended
 September 30, 1998                                                     5,962                                    5,962

Stock Options Exercised            58,362          73          34                                                  107

Cash Dividend $.18
 Per Share                                                             (1,172)                                  (1,172)

Securities Available-for-
 Sale Adjustment                                                                        418                        418
                                ---------   ---------   ---------   ---------     ---------      ---------   ---------
BALANCE AT
 SEPTEMBER 30, 1998             6,514,694   $   8,144   $   6,285   $  30,429     $     661      $    (514)  $  45,005
                                =========   =========   =========   =========     =========      =========   =========



The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                        (Unaudited)
                                                                       September 30,        (Unaudited)
                                                                  ----------------------    December 31,
                                                                    1998           1997         1997
                                                                  --------       --------     --------
                                                                              (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                      $  5,962       $  5,226     $  7,040
                                                                  --------       --------     --------
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation and Amortization                                      775            604          840
    Net Premium Amortization
      of Investment Securities                                          85             76           97
    Provision for Loan Losses                                          539            633          900
    Deferred Income Taxes                                              364            114          233
    Loss on Sale of Investment Securities                              -0-              1            1
    Writedown of Other Real Estate                                     -0-              4            4
    Net Gain From Sale of Other Real Estate                             (2)           (21)         (21)
    Net (Gain) Loss on Sale of Premises and Equipment                   (3)            12           12
    Increase  in Accrued Income and Other Assets                    (1,411)        (1,230)      (2,796)
    Increase in Accrued Expenses and Other Liabilities               1,683            228          333
                                                                  --------       --------     --------

      Total Adjustments                                              2,030            421        ( 397)
                                                                  --------       --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      7,992          5,647        6,643
                                                                  --------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Federal Funds Sold                                    (1,375)        (3,135)     (15,410)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                              17,627         14,362       21,486
    . Available-for-Sale                                            33,727         11,709       14,906
  Proceeds from Sales of Investment Securities                         -0-          4,506        4,506
  Purchase of Investment Securities
    . Held-to-Maturity                                             (17,617)        (8,285)     (12,884)
    . Available-for-Sale                                           (48,385)       (11,622)     (16,702)
  Loans Originated and Principal Repayments, Net                   (26,165)       (42,932)     (56,363)
  Recoveries of Loans Previously Charged-Off                           198            277          439
  Proceeds from Sale of Premises and Equipment                           3             32            1
  Proceeds from Sale of Other Real Estate                               82              1           32
  Purchases of Premises and Equipment                                 (819)        (1,309)      (1,664)
                                                                  --------       --------     --------

      NET CASH USED BY INVESTING ACTIVITIES                        (42,724)       (36,396)     (61,653)
                                                                  --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts               21,095         25,734       41,081
  Net Increase  in Certificates of Deposit                           1,615         13,466       15,620
  Net Increase (Decrease) in Repurchase Agreements                   4,149         (2,925)       1,480
  Payments of Cash Dividends                                       ( 1,172)          (874)      (1,166)
  Proceeds from Stock Options Exercised                                107             69          143
  Purchase of Treasury Stock                                       ( 1,422)           -0-          -0-
                                                                  --------       --------     --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                    24,372         35,470       57,158
                                                                  --------       --------     --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM
  BANKS                                                            (10,360)         4,721        2,148

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                         30,487         28,339       28,339
                                                                  --------       --------     --------

CASH AND DUE FROM BANKS AT END OF PERIOD                          $ 20,127       $ 33,060     $ 30,487
                                                                  ========       ========     ========

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                   (Unaudited)
                                  September 30,         (Unaudited)
                          ----------------------------  December 31,
                               1998           1997         1997
                          --------------  ------------  -----------
                                  (In Thousands)

(1)  Interest Paid               $9,998         $8,190     $11,260
(2)  Income Taxes Paid            3,649          2,885       3,876

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

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

     Cash and Due From Banks

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 1998 the average cash balance maintained at the Federal Reserve Bank was $644,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $16,461,000 during the same period.

     Investment Securities

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


     Earnings Per Common and Common Equivalent Share

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

NOTE 2 - Investment Securities

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                  September 30, 1998
                                                      ---------------------------------------------

                                                                   Gross       Gross
                                                      Amortized  Unrealized  Unrealized    Fair
                                                        Cost       Gains       Losses      Value
                                                      ---------  ----------  ----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $ 13,991    $  319      $  -0-    $ 14,310
  U.S. Government Agencies
   and Corporations                                      25,377       401          (2)     25,776
  U.S. Government Agency Mortgage
   Backed Securities                                      5,636        40          (3)      5,673
  Obligations of States and
   Political Subdivisions                                 1,032        12         -0-       1,044
                                                       --------    ------        ----    --------

    Total Held-to-Maturity Securities                    46,036       772          (5)     46,803
                                                       --------    ------        ----    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              38,045       701         -0-      38,746
  U.S. Government Agencies
   and Corporations                                      25,149       278          (6)     25,421
  U.S. Government Agency Mortgage
   Backed Securities                                      9,531        31          (2)      9,560
  Federal Reserve and Federal Home Loan Bank Stock        1,060       -0-         -0-       1,060
                                                       --------    ------        ----    --------

     Total Available-for-Sale Securities                 73,785     1,010          (8)     74,787
                                                       --------    ------        ----    --------

        Total Investment Securities                    $119,821    $1,782        $(13)   $121,590
                                                       ========    ======        ====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $46,036,000 and the fair value of Total Available-for-Sale Securities of $74,787,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1998 for a total of $120,823,000. A net unrealized gain of $1,002,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)

        Investment securities with carrying value of $42,081,000 at September 30, 1998, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. The fair value of these pledged securities totaled $43,659,000 at September 30, 1998.

                                                                   September 30, 1997
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                            $  22,980  $      160  $       (23) $  23,117
  U.S. Government Agencies
   and Corporations                                      15,217          31          (16)    15,232
  U.S. Government Agency Mortgage
   Backed Securities                                      8,925          48           (8)     8,965
  Obligations of States and
   Political Subdivisions                                   590           4          -0-        594
                                                      ---------  ----------  -----------  ---------


    Total Held-to-Maturity Securities                    47,712         243          (47)    47,908
                                                      ---------  ----------  -----------  ---------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              52,466         377          (53)    52,790
  U.S. Government Agencies
    and Corporations                                      2,991          12          -0-      3,003
  U.S. Government Agency Mortgage
    Backed Securities                                     1,838          49          -0-      1,887
  Federal Reserve and Federal Home Loan Bank Stock          915         -0-          -0-        915
                                                      ---------  ----------  -----------  ---------

    Total Available-for-Sale Securities                  58,210         438          (53)    58,595
                                                      ---------  ----------  -----------  ---------

        Total Investment Securities                   $ 105,922  $      681  $      (100) $ 106,503
                                                      =========  ==========  ===========  =========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $47,712,000 and the fair value of Total Available-for-Sale Securities of $58,595,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1997 for a total of $106,307,000. A net unrealized gain of $385,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

     There were no sales of investment securities during the first nine months of 1998. Proceeds from sales of securities were $4,506,000 during the first nine months of 1997 with gains of $2,000 and losses of $3,000 were realized. For the year ended December 31, 1997, losses from sales of securities of $3,000 were realized, but were partially offset by gains of $2,000.


NOTE 3 - Loans and Allowance for Loan Losses

     The book values of loans by major type follow (in thousands):

                                       September  30,       December 31,
                                   -----------------------
                                     1998           1997        1997
                                   --------       --------    --------

Commercial                         $130,780       $122,643    $127,800
Real Estate Mortgage                 99,191         85,084      90,638
Real Estate Construction             40,067         24,725      26,290
Loans to Individuals                 32,473         31,094      32,003
Less:  Unearned Discount               (539)          (762)       (662)
                                   --------       --------    --------
                                    301,972        262,784     276,069
Allowance for Loan Losses            (4,663)        (3,682)     (4,065)
                                   --------       --------    --------

     Loans - Net                   $297,309       $259,102    $272,004
                                   ========       ========    ========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                Nine Months Ended September 30,    Year Ended
                                                ------------------------------    December 31,
                                                    1998              1997           1997
                                                   ------            ------         ------

Balance, Beginning of Period                       $4,065            $2,972         $2,972
Provisions, Charged to Income                         539               633            900

Loans Charged-Off                                    (139)             (200)          (246)
Recoveries of Loans Previously
 Charged-Off                                          198               277            439
                                                   ------            ------         ------

          Net Loans (Charged-Off) Recovered            59                77            193
                                                   ------            ------         ------

Balance, End of Period                             $4,663            $3,682         $4,065
                                                   ======            ======         ======

    The provisions for loan losses charged to operating expenses during the nine months ended September 30, 1998 and September 30,1997 of $539,000 and $633,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1997, a provision of $900,000 was recorded.

    At September 30, 1998, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $6,159,000 (of which $6,159,000 were on non-accrual status). The related allowance for loan losses for these loans was $1,137,000. The average recorded investment in impaired loans during the nine months ended September 30, 1998 was approximately $4,812,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                              September 30,
                                                          ----------------------      December 31,
                                                           1998           1997           1997
                                                          -------        -------        -------

Land                                                      $ 1,446        $ 2,170        $ 1,446
Buildings and Improvements                                  7,811          7,448          7,532
Furniture & Equipment                                       7,000          5,664          6,661
                                                          -------        -------        -------

    Total Cost                                             16,257         15,282         15,639
Less:  Accumulated Amortization and Depreciation           (8,297)        (7,485)        (7,723)
                                                          -------        -------        -------

    Net Book Value                                        $ 7,960        $ 7,797        $ 7,916
                                                          =======        =======        =======

NOTE 5 - Other Real Estate

    The carrying value of other real estate is as follows (in thousands):

                                                              September 30,
                                                          ----------------------      December 31,
                                                           1998           1997           1997
                                                          -------        -------        -------
Other Real Estate                                          $  71          $ 186          $ 185
Valuation Reserve                                            -0-            (35)           (34)
                                                           -----          -----          -----

    Net Other Real Estate                                  $  71          $ 151          $ 151
                                                           =====          =====          =====

NOTE 5 - Other Real Estate (cont'd.)

    Transactions in the valuation reserve are summarized as follows (in thousands):


                                Nine Months Ended September 30,    Year Ended
                                --------------------------------  December 31,
                                      1998             1997           1997
                                ----------------  --------------  -------------

Balance, Beginning of Period         $  34            $  35           $  35
Provisions Charged to Income           -0-              -0-             -0-
Reductions from Sales                 ( 34)             -0-              (1)
                                     -----            -----           -----

Balance, End of Period               $ -0-            $  35           $  34
                                     =====            =====           =====


    There were no direct writedowns of other real estate charged to income for the nine months ended September 30, 1998; however there was $4,000 for the nine months ended September 30,1997 and $4,000 for the year ended December 31, 1997.


NOTE 6 - Deposits

    The book values of deposits by major type follow (in thousands):

                                                        September 30,
                                                   ---------------------- December 31,
                                                     1998          1997       1997
                                                   --------      --------   --------

Noninterest-Bearing Demand Deposits                $117,982      $114,198   $126,398
                                                   --------      --------   --------
Interest-Bearing Deposits:
 Interest-Bearing Transaction
     Accounts and Money Market Funds                148,277       132,619    133,139
 Savings                                             68,480        51,480     54,107
 Savings Certificates - Time                         52,489        51,926     51,685
 Certificates of Deposits $100,000 or more           36,328        33,295     35,690
 Other                                                  878           705        705
                                                   --------      --------   --------
   Total                                            306,452       270,025    275,326
                                                   --------      --------   --------
       Total Deposits                              $424,434      $384,223   $401,724
                                                   ========      ========   ========

NOTE 7 - Securities Sold Under Repurchase Agreements

  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                     Nine Months Ended September 30,       Year Ended
                                                     --------------------------------      December 31,
                                                          1998              1997              1997
                                                         -------           -------           -------
Securities Sold Under Repurchase Agreements:
    Average                                              $14,450           $11,050           $11,668
    Period-End                                            18,838            10,284            14,689
    Maximum Month-End Balance During Period               18,838            13,212            15,263
Interest Rate
    Average                                                 4.59%             4.35%             4.45%
    Period-End                                              4.59              4.51              4.55

NOTE 8 - Other Non-Interest Expense

    The significant components of other non-interest expense are as follows (in thousands):

                                   Nine Months Ended September 30,    Year Ended
                                   -------------------------------   December 31,
                                        1998            1997             1997
                                       ------          ------           ------
Business Development                   $  459          $  459           $  588
Legal and Professional Fees               362             400              496
Printing and Supplies                     305             267              373
Regulatory Fees and Assessments           123             123              160
Other                                   1,345           1,119            1,547
                                       ------          ------           ------

  Total                                $2,594          $2,368           $3,164
                                       ======          ======           ======

NOTE 9 - Income Taxes

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                               September 30,
                                            -------------------          December 31,
                                            1998           1997              1997
                                            -----         -----              -----
Current Tax Asset (Liability)               $ 129         $  61              $  (7)
Deferred Tax Asset                            820           547                672
                                            -----         -----              -----

  Total Included in Other Assets            $ 949         $ 608              $ 665
                                            =====         =====              =====

  The deferred tax asset at September 30, 1998 of $820,000 included $341,000 related to unrealized gains on Available-for-Sale Securities.

  The components of income tax expense were as follows (in thousands):

                                        Nine Months Ended September 30,      Year Ended
                                       ---------------------------------     December 31,
                                            1998             1997                1997
                                           ------           ------              ------
Federal Income Tax Expense
 Current                                   $3,513           $2,852              $3,911
 Deferred                                    (364)            (114)               (233)
                                           ------           ------              ------

   Total Federal Income Tax Expense        $3,149           $2,738              $3,678
                                           ======           ======              ======

   Effective Tax Rates                       34.6%            34.4%               34.3%
                                           ======           ======              ======

  The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                              Nine Months Ended September 30,   Year Ended
                                              -------------------------------   December 31,
                                                  1998             1997             1997
                                                 ------           ------           ------
Federal Income Taxes at Statutory
 Rate of 34%                                     $3,114           $2,708           $3,644
Effect of Tax Exempt Interest Income                (15)              (9)             (12)
Non-deductible Expenses                              39               36               47
Other                                                11                3               (1)
                                                 ------           ------           ------

 Income Taxes Per Income Statement               $3,149           $2,738           $3,678
                                                 ======           ======           ======

NOTE 10 - Related Party Transactions

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

  At September 30, 1998, outstanding documentary and standby letters of credit totaled $2,868,000 and commitments to extend credit totaled $105,247,000.


NOTE 12 - Stock Option Plans

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

   The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1997, and the nine months ended September 30, 1998.

 The following is a summary of transactions during the periods presented:

                                               Shares Under Option
                                     ----------------------------------------
                                         Nine Months
                                            Ended              Year Ended
                                     September  30, 1998   December 31, 1997
                                     --------------------  ------------------

Outstanding, Beginning of Period            543,112             464,100
Additional Options Granted During
  the Period                                  3,000             118,752
Forfeited During the Period                  (5,400)             (4,480)
Exercised During the Period                 (64,662)            (35,260)
                                            -------             -------

  Outstanding, End of Period                476,050             543,112
                                            =======             =======

     Options outstanding at September 30, 1998 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $5.26 and 351,758 shares exercisable. At September 30, 1998, there remained 527,900 shares reserved for future grants of options under the 1997 Plan.


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

     The market value of plan assets at September 30, 1998 was $2,074,000. A contribution to the plan of $407,000 has been made in 1998. Prepaid pension cost at September 30, 1998 was $529,000.

     The accrual of benefits for participants was curtailed effective August 31, 1998. This curtailment of benefits is in preparation of terminating the plan in 1999.

401(k) Plan

     The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation did not match the employee's contributions in 1997 nor to date in 1998.

Management Security Plan

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $183,000 and $243,000 during the first nine months of 1998 and 1997, respectively, and $276,000 for the year 1997.

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

                                              September 30,
                                        ------------------------ December 31,
                                           1998          1997        1997
                                        ----------    ----------  ----------

Net income                              $    5,962    $    5,226  $    7,040
                                        ==========    ==========  ==========
Weighted average number of common
 shares used in Basic EPS                6,503,876     6,474,342   6,478,795
Effect of dilutive stock options           329,947       304,973     321,081
                                        ----------    ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS               6,833,823     6,779,315   6,799,876
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

  The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                       September 30,
                                     ------------------
                                       1998      1997
                                     --------  --------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:

     Commitments to Extend Credit    $105,247   $90,164

     Documentary and Standby
       Letters of Credit                2,868     3,970

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

    In the first nine months of 1998, 73,200 shares were purchased by the Corporation through a similar repurchase plan in the open market and subsequently 45,000 shares have been canceled.


NOTE 19 - Subsequent Event

    On October 20, 1998, the Board of Directors of the Corporation approved a quarterly dividend of $.06 per share to be paid on November 16, 1998 to shareholders of record on November 2, 1998.


NOTE 20 - Fair Values of Financial Instruments

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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                            September 30,
                                              ------------------------------------------
                                                      1998                  1997
                                              --------------------  --------------------
                                              Carrying     Fair     Carrying     Fair
                                               Amount      Value     Amount      Value
                                              ---------  ---------  ---------  ---------
   Financial Assets
     Cash and due from banks                  $ 20,127   $ 20,127   $ 33,060   $ 33,060
     Federal funds sold & due from time         37,135     37,135     23,485     23,485
     Securities                                120,560    121,590    106,307    106,503
     Loans                                     301,972    301,548    262,784    261,734
     Reserve for loan losses                    (4,663)    (4,663)    (3,682)    (3,682)

   Financial Liabilities
     Deposits                                  424,434    424,776    384,223    384,451
     Securities sold under repurchase
      agreements                                18,838     18,838     10,284     10,284

   Off-balance Sheet Financial Instruments
     Loan commitments                                     105,247                90,164
     Letters of credit                                      2,868                 3,970

NOTE 21 - Comprehensive Income

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                For the Nine Months Ended September 30,
                                                ---------------------------------------     Year Ended
                                                       1998                1997          December 31, 1997
                                                ------------------  -------------------  -----------------
      Net Income                                       $5,962             $5,226              $7,040
      Other Comprehensive Income:
        Unrealized gain (loss) on securities
        available-for-sale, net of tax                    418                 26                  15
                                                       ------             ------              ------

          Comprehensive Income                         $6,380             $5,252              $7,055
                                                       ======             ======              ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

     Net income for the third quarter of 1998 was $2,095,000, or $.31 diluted earnings per share, compared with $1,782,000, or $.26 diluted earnings per share, for the third quarter of 1997. On a per share basis, diluted net income increased 19.2% over the third quarter of the prior year. Net income for the first nine months of 1998 was $5,962,000, or .87 per diluted earnings per share, compared with $5,226,000, or .77 per diluted earnings per share for the first nine months of 1997. Per share amounts are based on average shares outstanding of 6,503,876 for the first nine months of 1998 and 6,474,342 for the comparable period of 1997 adjusted to 6,833,823 and 6,779,315, respectively to reflect stock options granted. Also, shares outstanding reflect a two-for-one stock split in December 1997.

     Outstanding loans at September 30, 1998 of $302.0 million represented an increase of $39.2 million, or 14.9%, over September 30,1997 and an increase of $25.9 million, or 9.4%, from December 31, 1997.

     Total deposits at September 30, 1998 of $424.4 million represented an increase of $40.2 million, or 10.5%, over September 30,1997 and an increase of $22.7million, or 5.7%, from December 31, 1997.

     In the third quarter, net interest income increased 13.1% over the previous year. An increase in non-interest expense of 13.2% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the three months and nine months ended September 30, 1998 and 1997 (tax equivalent basis and dollars in thousands).

                                           Three Months Ended       Nine Months Ended
                                             September 30,             September 30,
                                           -----------------        -------------------
                                            1998       1997           1998       1997
                                           ------     ------        -------     -------
Interest Income                            $9,454     $8,254        $27,410     $23,458
Interest Expense                            3,459      2,952          9,996       8,205
                                           ------     ------        -------     -------
 Net Interest Income                        5,995      5,302         17,414      15,253
Provision for Loan Loss                       131        281            539         633
                                           ------     ------        -------     -------

 Net Interest Income After
   Provision for Loan Loss                  5,864      5,021         16,875      14,620
Non-Interest Income                           913        825          2,739       2,407
Non-Interest Expense                        3,540      3,128         10,481       9,050
                                           ------     ------        -------     -------

 Income Before Income Tax                   3,237      2,718          9,133       7,977
Income Tax Expense                          1,142        936          3,171       2,751
                                           ------     ------        -------     -------

   Net Income                              $2,095     $1,782        $ 5,962     $ 5,226
                                           ======     ======        =======     =======

Net Income per Share-
 Basic                                     $  .33     $  .28        $   .92     $   .81
 Diluted                                      .31        .26            .87         .77

Return on Average Assets                     1.71%      1.68%          1.70%       1.73%

Return on Average Stockholders' Equity      18.75%     18.17%         18.54%      18.74%

Summary of Earning Assets and Interest-Bearing Liabilities

  The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 1998 and 1997 (rates on tax equivalent basis).

                                                            Three Months ended September 30,
                                          --------------------------------------------------------------------
                                                              1998                               1997
                                          ---------------------------------------------  ---------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due Fr Time         $ 38,743     $  546        5.57%   $ 19,432     $  273        5.58%
  Investment Securities (Taxable)           115,539      1,754        6.03     110,201      1,705        6.14
  Investment Securities (Tax-exempt)          1,101         18        6.81         592         10        6.55
  Loans, Net of Unearned Discount/(1)/      296,573      7,136        9.55     254,428      6,266        9.77
                                           --------     ------                --------     ------
    Total Earning Assets                    451,956      9,454        8.30     384,653      8,254        8.51
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    21,926                             26,317
  Other Assets                               15,651                             13,656
  Allowance for Loan Losses                  (4,547)                            (3,545)
                                           --------                           --------
    Total Assets                           $484,986                           $421,081
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $146,627      1,369        3.70    $131,601      1,211        3.65
  Savings & Premium Savings                  65,542        731        4.43      50,514        548        4.30
  Savings Certificates                       52,098        664        5.06      51,080        646        5.02
  Certificates of Deposit
    $100,000 or more                         36,645        494        5.35      31,719        424        5.30
  Other Time                                    868         12        5.59         705         10        5.54
  Other Borrowings                           16,395        189        4.57       9,890        113        4.52
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      318,175      3,459        4.31     275,509      2,952        4.25
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                           119,965                            104,482
  Other Liabilities                           2,542                              2,171
  Shareholders' Equity                       44,304                             38,919
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $484,986                           $421,081
                                           ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $5,995        5.26                 $5,302        5.47
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the nine months ended September 30, 1998 and 1997 (rates on tax equivalent basis).

                                                                      Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------
                                                               1998                                   1997
                                                  -------------------------------        -------------------------------
                                                  Average               Average          Average               Average
                                                  Balances   Interest  Yield/Rate        Balances   Interest  Yield/Rate
                                                  --------   --------  ----------        --------   --------  ----------
                                                                            (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due Fr Time                $ 36,993    $ 1,535       5.55%        $ 14,239    $   589      5.53%
  Investment Securities (Taxable)                  109,895      5,026       6.12          113,676      5,243      6.17
  Investment Securities (Tax-exempt)                 1,126         60       6.93              473         23      6.51
  Loans, Net of Unearned Discount/(1)/             288,200     20,789       9.65          242,215     17,599      9.71
                                                  --------    -------                    --------    -------
    Total Earning Assets                           436,214     27,410       8.40          370,603     23,454      8.46
                                                              -------                                -------

Non-interest Earning Assets:
  Cash and Due From Banks                           22,087                                 24,283
  Other Assets                                      15,546                                 13,144
  Allowance for Loan Losses                         (4,333)                                (3,365)
                                                  --------                               --------
    Total Assets                                  $469,514                               $404,665
                                                  ========                               ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds                 $141,124      3,867       3.66         $127,444      3,380      3.55
  Savings & Premium Savings                         65,273      2,169       4.44           50,248      1,562      4.16
  Savings Certificates                              51,878      1,972       5.08           48,414      1,773      4.90
  Certificates of Deposit
    $100,000 or more                                36,447      1,454       5.33           28,672      1,103      5.14
  Other Time                                           909         38       5.63              594         23      5.27
  Other Borrowings                                  14,450        496       4.59           11,107        360      4.33
                                                  --------    -------                    --------    -------
    Total Interest-Bearing Liabilities             310,081      9,996       4.31          266,479      8,201      4.11
                                                              -------                                -------

Non-interest Bearing Liabilities:
  Demand Deposits                                  114,024                                 98,766
  Other Liabilities                                  2,409                                  2,147
  Shareholders' Equity                              43,000                                 37,273
                                                  --------                               --------
    Total Liabilities and
      Shareholders' Equity                        $469,514                               $404.665
                                                  ========                               ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                                  $17,414       5.34                     $15,253      5.50
                                                              =======                                =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income

    Net interest income (tax equivalent) for the third quarter of 1998 was $5,995,000 which represented an increase of $693,000, or 13.1%, over the third quarter of 1997. This increase was heavily contributed to by a 16.6% increase in average loans for the third quarter of 1998 versus the same quarter last year.

    The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended September 30, 1998 and 1997.

                                                       ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                  (Dollars in Thousands)

                                          3rd Qtr. 1998 vs. 3rd Qtr. 1997      Nine Months 1998 vs. Nine Months 1997
                                               Increase (Decrease)                      Increase (Decrease)
                                                Due to Changes in:                       Due to Changes in:
                                         -------------------------------          -------------------------------
                                          Volume      Rate       Total             Volume      Rate       Total
                                          ------     -------     ------            ------      -----      ------
Interest Earning Assets:
 Federal Funds Sold & Due From Time       $  268     $     0     $  268            $  944      $   2      $  946
 Investment Securities (Taxable)             219        (167)        52              (174)       (43)       (217)
 Investment Securities (Tax-exempt)            9           0          9                35          2          37
 Loans, Net of Unearned Discount           1,766        (895)       871             3,371       (181)      3,190
                                          ------     -------     ------            ------      -----      ------

 Total Interest Income                     2,262      (1,062)     1,200             4,176       (220)      3.956
                                          ------     -------     ------            ------      -----      ------

Interest-Bearing Liabilities:
 Deposits                                    392          39        431             1,281        378       1,659
 Other Borrowings                             75           1         76               113         23         136
                                          ------     -------     ------            ------      -----      ------

 Total Interest Expense                      467          40        507             1,394        401       1,795
                                          ------     -------     ------            ------      -----      ------

Net Interest Income                      $ 1,795     $(1,102)  $    693           $ 2,782     $ (621)    $ 2,161
                                          ======     =======     ======            ======      =====      ======

Allowance for Loan Losses and Non-Performing Assets

  The Corporation's allowance for loan losses was $4,663,000, or 1.54% of total loans, as of September 30, 1998 compared to $3,682,000, or 1.40% of total loans, as of September 30,1997.

 Transactions in the provision for loan losses are summarized as follows (in thousands):

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                         --------------------            ----------------------
                                          1998          1997              1998            1997
                                         ------        ------            ------          ------

Balance, Beginning of Period             $4,413        $3,512            $4,065          $2,972
Provisions, Charged to Income               131           281               539             633

Loans Charged-Off                           (24)         (129)             (139)           (200)
Recoveries of Loans Previously
    Charged-Off                             143            18               198             277
                                         ------        ------            ------          ------

            Net Loans (Charged-Off)
               Recovered                    119          (111)               59              77
                                         ------        ------            ------          ------

Balance, End of Period                   $4,663        $3,682            $4,663          $3,682
                                         ======        ======            ======          ======

   The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                September 30,   June 30,    March 31,   December 31,  September 30,
                                    1998          1998        1998         1997          1997
                                   ------        ------      ------       ------        ------
Non-Accrual Loans                  $6,213        $6,830      $2,885       $2,112        $1,245
Other Real Estate Owned                71            71         151          151           151
                                   ------        ------      ------       ------        ------

  Total Non-Performing Assets      $6,284        $6,901      $3,036       $2,263        $1,396
                                   ======        ======      ======       ======        ======

     Non-accrual loans to total loans were 2.06% at September 30, 1998 and non-performing assets were 2.17% of loans and other real estate owned at the same date. As of September 30, 1998, loans to four borrowers represent approximately 88% of the loans on non-accrual and three of four of these borrowers are current as to payment of principal and interest on their loans. The Corporation does not see this increase in non-accrual loans as a signal of a weakened local economy or a change in the Corporation's lending standards, rather this is the implementation of the Corporation's strict policy of identifying problem loans as soon as any difficulty a borrower may be experiencing is noted.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                 September 30,  June 30,   March 31,   December 31,  September 30,
                                    1998         1998        1998         1997           1997
                                   -------      -------     -------      ------         ------
Non-Performing Loans               $ 6,482      $ 6,830     $ 2,885      $2,112         $1,245
Criticized Loans                    11,524       11,737      12,484       9,295          7,896
Allowance for Loan Losses            4,663        4,413       4,192       4,065          3,681
Allowance for Loan Losses
   as a Percent of:
     Non-Performing Loans               72%          65%        145%        193%           296%
     Criticized Loans                   40           38          34          44             47

Non-interest Income

  The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                             Three Months Ended                 Nine Months Ended
                                               September 30,                       September 30,
                                      -----------------------------       -----------------------------
                                       1998       1997     % Change         1998       1997    % Change
                                      -------    -------   --------       --------   --------  --------
Service Charges on Deposit Accounts    $ 500      $ 489        2.3%        $1,504     $1,389       8.3%
Non-recurring Income                      32         33         --            186        120        --
Other Non-interest Income                381        303       25.3          1,049        898      16.7
                                       -----      -----       ----         ------     ------

  Total Non-interest Income            $ 913      $ 825       10.5         $2,739     $2,407      13.7
                                       =====      =====                    ======     ======

          Non-recurring income is primarily interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years.

Non-interest Expense

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                         1998        1997      % Change             1998       1997      % Change
                                        ------      ------      ------            -------     ------      ------
Salaries & Employee Benefits            $2,200      $1,895        16.1%           $ 6,302     $5,470        15.2%
Occupancy Expense - Net                    221         186        18.8                692        573        20.8
Furniture and Equipment Expense            298         237        25.7                882        668        32.0
Other Real Estate Expense - Net             11         (21)         --                 11        (29)         --
Other Expenses:
 Business Development                      156         186       (16.1)               459        459          --
 Insurance - Other                          27          25         8.0                 73         72         1.4
 Legal & Professional Fees                 110         152       (27.6)               362        400        (9.5)
 Taxes - Other                              70          54        29.6                237        127        86.6
 Postage & Courier                          73          77        (5.2)               214        209         2.4
 Printing & Supplies                       103          93        10.8                305        267        14.2
 Regulatory Fees & Assessments              39          38         2.6                123        123          --
 Other Operating Expenses                  232         206        12.6                821        711        15.5
                                        ------      ------                        -------     ------
   Total Other Expenses                    810         831        (2.5)             2,594      2,368         9.5
                                        ------      ------                        -------     ------
   Total Non-interest Expense           $3,540      $3,128        13.2            $10,481     $9,050        15.8
                                        ======      ======                        =======     ======

  Total non-interest expense increased 13.2% in the third quarter of 1998 over 1997, reflecting increases in salaries and benefits, occupancy expense, furniture and equipment expenses, taxes-other and printing and supplies. As a percent of average assets, non-interest expenses were 2.90% in the third quarter of 1998 and 2.95% in the same period of 1997. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.2% for the third quarter of 1998. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

  The increase in salaries and employee benefits for the third quarter of 1998 is due to salary merit increases, incentive compensation accrual increases, and an increase in pension plan expense. Also, the average number of full-time equivalent employees increased by 29 to an average full-time equivalent of 171 from the number twelve months prior. This increase in number of employees reflects the opening of a new banking office in 1997 in addition to the adding of several lending staff members in 1997.

  The increase in occupancy expense is also due to the cost of the new branch banking office noted above.

  The increase in furniture and equipment expense is primarily a result of increased depreciation for new technology related equipment acquired in the last half of 1997.

  Taxes-other increased due to state franchise taxes paid on higher levels of taxable capital and the loss of certain tax credits that were available in prior periods.

  Printing and supplies expenses increased primarily due to expenses related to new customer services such as debit cards and imaged customer account statements.

  The increase in Other Operating Expenses includes an increase in communications expense related to implementation of improved telephone lines to support new PC network services in the last half of 1997.


Interest Rate Sensitivity

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 1998 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                          Total      Repriced
                                      Matures or Reprices within:          Rate        After
                                    --------------------------------     Sensitive    1 Year or
                                    30 Days      31-180      181 to       One Year   Non-interest
                                    or Less       Days      One Year      or Less     Sensitive       Total
                                    --------     -------    --------      --------     --------      --------
Earning Assets:
  Loans                             $159,668     $20,794    $ 15,202      $195,664     $106,308      $301,972
  Investment Securities               11,122      10,931      31,820        53,873       66,950       120,823
  Federal Funds Sold &
     Due From Time                    37,135         -0-         -0-        37,135          -0-        37,135
                                    --------     -------    --------      --------     --------      --------


   Total Earning Assets              207,925      31,725      47,022       286,672      173,258       459,930
                                    --------     -------    --------      --------     --------      --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings             216,756         -0-         -0-       216,756          -0-       216,757
  Certificate of Deposits
    >$100,000                          9,560      14,788       9,341        33,689        2,639        36,328
  Other Time Deposits                  8,699      24,717      13,315        46,731        6,636        53,367
  Repurchase Agreements               18,837         -0-         -0-        18,837          -0-        18,838
                                    --------     -------    --------      --------     --------      --------

   Total Interest Bearing
    Liabilities                      253,852      39,505      22,656       316,013        9,277       325,290
                                    --------     -------    --------      --------     --------      --------

Interest Sensitivity
 Gap                                $(45,927)    $(7,780)   $ 24,366      $(29,341)    $163,981      $134,640
                                    ========     =======    ========      ========     ========      ========
Cumulative Gap                      $(45,927)   $(53,707)   $(29,341)
                                    ========    ========    ========

Cumulative Gap to
 Total Earning Assets                 (9.99%)    (11.68%)     (6.38%)

Cumulative Gap to
 Total Assets                         (9.33%)    (10.91%)     (5.96%)

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (5.96%) was reversed to a positive 15.22% "beta adjusted" gap position.

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

    At September 30, 1998, the Corporation had a leverage ratio of 9.1%.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 1998, the Corporation's Tier I capital represented 14.1% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.3% of risk weighted assets. Both ratios are well above current regulatory guidelines.

Impact of the Year 2000 Issue

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

    Based on a recent assessment, the Corporation determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Corporation presently believes that with modifications to existing software, the Year 2000 Issue could have material impact on the operations of the Corporation.

    The Corporation will utilize both internal and external resources to correct and test the software for the Year 2000 modifications. The Corporation plans to substantially complete the Year 2000 project not later than December 31, 1998. The projected total remaining cost of the Year 2000 project is not material to the financial condition of the Corporation.

    The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11   Computation of Earnings Per Common Share

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending September 30, 1998

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.
                                          Registrant



Date: November 10,1998           By: /s/  Philip E. Norwood
      ------------------            ------------------------------------------
                                    Philip E. Norwood, Chairman

Date: November 10,1998           By: /s/  Bob G. Scott
      ------------------            ------------------------------------------
                                    Bob G. Scott, Executive Vice President
                                          and Chief Operating Officer
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                      Page No.
-------                                                      --------

11             Computation of Earnings Per Common Share

27             Financial Data Schedule