Form 10-K
period 1998-12-31
SUMMIT BANCSHARES INC /TX/
filed 1999-03-31
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

    TEXAS                                                        75-1694807
-----------------                                              -------------
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
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                 None                           Not Applicable
            ------------------            -------------------------
             (Title of Class)             (Name of each exchange
                                          on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.25 PAR VALUE
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was authorized to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO  ___
                                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 17, 1999 was approximately $92,933,000.

The number of shares of common stock, $1.25 par value, outstanding at March 17, 1999 was 6,505,627 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 19, 1999 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1998 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

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

At December 31, 1998 the Corporation had consolidated total assets of $532,764,000, consolidated total loans of $305,833,000, consolidated total deposits of $465,500,000 and consolidated total shareholders' equity of $46,235,000.

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

Certain information with respect to each Subsidiary Bank as of February 28, 1999 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.

                                              As of February 28, 1999
                               ---------------------------------------------------------
                                                (In Thousands)

                               Organiza-  Acqui-                                 Share-
     Name and Address of         tion     sition   Total     Total     Total    holders'
     Subsidiary Bank             Date      Date    Assets    Loans    Deposits   Equity
     ------------------------  ---------  ------  --------  --------  --------  --------
     SUMMIT NATIONAL BANK           1975    1980  $216,687  $116,652  $183,525   $19,859
     1300 Summit Avenue
     Fort Worth, TX 76102

     SUMMIT COMMUNITY BANK,         1984    1984  $302,596  $200,059  $275,025   $23,110
      N.A.
     3859 Camp Bowie Blvd.
     Fort Worth, TX 76107


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

EMPLOYEES.  As of December 31, 1998 the Corporation and the Subsidiary Banks
---------
collectively had a total of 163 full-time employees and 11 part-time employees.

REGULATION AND SUPERVISION

The Corporation and the Subsidiary Banks are subject to federal and state law applicable to businesses generally and also to federal and state laws specifically applicable to financial institutions and financial institution holding companies. The laws and regulations governing financial institutions and their parent holding companies are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole and not for the protection of shareholders or creditors. Those laws give regulatory authorities broad enforcement powers over banks and bank holding companies including the power to require remedial actions and to impose substantial fines and other penalties for violation of laws or regulations.

The following description of statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the applicable statutes and regulations. Any change in applicable statutes or regulations or the policies of regulatory authorities may have a material effect on the business, operations, and prospects of the Corporation and the Subsidiary Banks. The Corporation is unable to predict the nature or extent of the affect on its business and earnings that fiscal or monetary policies, economic controls, or changes in federal or state statutes or regulations or regulatory policies may have in the future.

THE CORPORATION

GENERAL. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB"). Under federal law bank holding companies are subject to restrictions on the types of activities in which they may engage and to wide range of supervisory requirements and actions, including periodic examinations and reporting requirements and regulatory enforcement actions for any violations of laws, regulations, or policies. The FRB has authority to order a bank holding company to cease and desist from unsafe or unsound practices, to assess civil money penalties against companies and affiliated individuals who violate the BHC Act or FRB regulations or orders, and to order termination by a bank holding company of any activities in which it is engaged which are not permitted activities for a bank holding company.

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

SCOPE OF PERMISSIBLE ACTIVITIES. The BHC Act prohibits a bank holding company, with certain limited exceptions, from directly or indirectly engaging in, or from directly or indirectly acquiring ownership or control of more than 5% of any class of voting shares of any company engaged in, any activities other than banking or managing or controlling banks or certain other subsidiaries or other activities determined by the FRB to be so closely related to banking as to be a proper incident thereto. Some of the activities which have been determined by FRB regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts or investment companies, and providing certain securities brokerage services. In approving or disapproving a bank holding company's acquiring a company engaged in bank-related activities or engaging itself in bank-related activities, the FRB considers a number of factors and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.) In considering these factors, the FRB may differentiate between a bank holding company's commencing activities itself and its acquiring a going concern already engaged in those activities.

SAFETY AND SOUNDNESS. Bank holding companies may not engage in unsafe or unsound banking practices. For example, with some exceptions for well-capitalized and well-managed companies, FRB regulations require a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove a redemption or repurchase if it finds the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. In some circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The policy of the FRB is generally that a bank holding company should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organizations future needs and financial condition. This policy provides that a bank holding company should not maintain a level of cash dividends that undermines the company's ability to serve as a source of strength to its banking subsidiaries.

The FRB may exercise various administrative remedies, including issuing orders requiring parent bank holding companies and their nonbanking subsidiaries to refrain from actions believed by the FRB to constitute a serious risk to the financial safety, soundness, or stability of a subsidiary bank.

SOURCE OF STRENGTH TO SUBSIDIARY BANKS. FRB regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and commit resources to their support. This concept has become known as the "source of strength" doctrine. The FRB takes the position that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and should maintain the financial flexibility and capital-raising capacity necessary to obtain resources for assisting its subsidiary banks if required. A bank holding company which fails to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the FRB to be engaged in an unsafe and unsound banking practice and in violation of FRB regulations. Further, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires a bank holding company to guarantee, up to certain limits, an undercapitalized subsidiary bank's compliance with any capital restoration plan approved by the bank's primary federal regulatory authority. See Imposition of Liability for Undercapitalized Subsidiaries below.

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

CAPITAL ADEQUACY REQUIREMENTS. The FRB monitors the capital adequacy of bank holding companies using a combination of risk-based guidelines and leverage ratios to evaluate their capital adequacy. Under the risk-based capital guidelines, asset categories are assigned different risk weights based generally on perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to balance sheet components. For the purposes of the guidelines, a bank holding company's qualifying total capital is defined as the sum of its "Tier 1" and "Tier 2" capital elements, with the "Tier 2" element being limited to an amount not exceeding 100% of the "Tier 1" element. "Tier 1" capital includes, with certain limitations, common stockholders' equity, qualifying perpetual noncumulative preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with some limitations, certain other preferred stock as well as qualifying debt instruments and all or part of the allowance for possible loan losses.

The FRB guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% must be in the form of "Tier 1" capital). At December 31, 1998, the Corporation's ratios of "Tier 1" and qualifying total capital to risk-weighted assets were 13.8% and 15.1%, respectively. At such date, both ratios exceeded regulatory minimums.

The FRB also uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is defined as a company's "Tier 1" capital divided by its adjusted average total assets. The FRB guidelines require a minimum ratio of 3.0% "Tier 1" capital to adjusted average total assets for bank holding companies having the highest regulatory rating. For all other bank holding companies, the minimum ratio of "Tier 1" capital to total assets is 4.0%, and companies with supervisory, financial, or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Corporation's leverage ratio at December 31, 1998, was 8.5% which exceeded the regulatory minimum.

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

IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve insured depository institutions problems. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its federal regulatory agency. The regulatory agency will not accept the plan unless it meets certain criteria.
One requirement for acceptance of a capital restoration plan is that each company "having control of" the undercapitalized institution must guarantee, up to certain limits, the subsidiary's compliance with the capital restoration plan.

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

In the event of a proceeding for a bank holding company under Chapter 11 of the U.S. Bankruptcy Code, the trustee (or the debtor-in-possession) will, by law, be deemed to have assumed, and required immediately to cure any deficit under, any commitment made by the company to a federal regulatory agency to maintain the capital of an insured depository institution, and any claim based upon such a commitment will have a priority of payment.

ACQUISITION BY BANK HOLDING COMPANIES. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or bank holding company, or merging or consolidating with another bank holding company, without the prior approval of the FRB. In approving bank or bank holding company acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. In some circumstances, any such action must be brought in less than 30 days after FRB approval.

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

ACQUISITION OF BANK HOLDING COMPANIES. The Change in Bank Control Act of 1978 prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition. Acquisition of 25% or more of any class of voting shares of a bank holding company constitutes acquisition of "control." The FRB presumes that the acquisition of 10% or more, but less than 25%, of any class of voting stock of a bank holding company constitutes acquisition of control if the company has securities registered under Section 12 of the Exchange Act, such as does the Corporation, or if no other person will own or control a greater percentage of that class of voting securities immediately after the transaction. That presumption can be rebutted by showing the acquisition will not in fact result in control. Any company would be required to obtain the approval of the FRB under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the Corporation or otherwise obtaining control or a "controlling influence" over the Corporation.

THE SUBSIDIARY BANKS

GENERAL. The Subsidiary Banks are national banking associations organized under the National Bank Act, as amended, (the "National Bank Act") and are subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Pursuant to such regulation, the Banks are subject to various restrictions and supervisory requirements, and potentially to enforcement actions. The OCC regularly examines national banks with respect to, among other matters, capital adequacy, reserves, loan portfolio, investments and management practices. The Subsidiary Banks must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Subsidiary Banks if their actions represent unsafe or unsound practices or violations of law. Since the deposits of the Subsidiary Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Company (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the FRB regulates the Corporation, the FRB has supervisory authority which affects the Subsidiary Banks.

Banks are subject to the credit policies of governmental authorities which affect the national supply of bank credit. Such policies influence overall growth of bank loans, investments, and deposits and may affect interest rates charged on loans and paid on deposits. The monetary policies of the FRB have had a significant effect on the results of operations of commercial banks in the past and may be expected to continue to do so in the future.

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

BRANCHING. National banks located in Texas may establish a branch anywhere in Texas with prior OCC approval. For this purpose, a national bank is located in Texas if it has either its main office or a branch in Texas. In acting on a branch application, the OCC considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

The Interstate Banking Act, which expanded the authority of bank holding companies to engage in interstate bank acquisitions regardless of state law prohibitions, also allows banks to merge across state lines and thereafter have interstate branches by continuing to operate, as a main office or a branch, any office of any bank involved in the merger. States are, however, permitted to "opt-out" of interstate mergers by enacting laws meeting certain requirements. The Texas Legislature "opted out" of the interstate branching provisions during its 1995 Session. However, the Texas "opt-out" legislation, which by its terms will expire in September of 1999, has not been effective to prohibit interstate mergers involving banks in Texas. In granting an application for an interstate merger involving a national bank located in Texas, the OCC concluded that the Texas "opt-out" legislation was ineffective because it did not meet the requirement of the Interstate Banking Act. The Texas Banking Commissioner has also determined that the "opt-out" legislation is ineffective under federal law to prohibit interstate mergers and has, therefore, accepted applications for interstate merger and branching transaction for state-chartered institutions.
As a consequence, the Texas "opt-out" legislation does not have the effect of prohibiting interstate merger and branching transactions otherwise allowed under federal law.

The Interstate Banking Act further allows a bank to open new branches in a state in which it does not already have banking operations if the laws of that state permit a de novo branch of an out-of-state bank. A "de novo branch" is a branch office of a bank originally established as a branch and not one becoming a branch by acquisition or merger. Texas has elected not to permit de novo branching. The Texas legislation prohibiting de novo branching expires in September of 1999.

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

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including Truth-in-Lending Act, the Texas Credit Title, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. These laws provide remedies for the borrower and penalties for the lender for failure of the lender to comply with such laws. The scope and requirements of these laws and regulations have expanded in recent years, and claims by borrowers under these laws and regulations may increase.

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

At December 31, 1998, each of the Subsidiary Banks was well capitalized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

With certain exceptions, national banks will be prohibited from making capital distributions, including dividends, or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching, and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

The OCC and other Federal banking agencies are authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth or requiring asset reduction, restricting interest rates paid, requiring FRB prior approval of any capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

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

DEPOSIT INSURANCE ASSESSMENTS. The FDIC is required by the Federal Deposit Insurance Act to assess all banks in order to fund adequately the Bank Insurance Fund (the "BIF") so as to resolve any insured bank that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate deposit insurance assessments made on BIF member banks to maintain the designated reserves for the fund. In addition, the FDIC can impose special assessments to repay borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks. Under the risk-based system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Such premiums currently range from zero percent of insured deposits to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. Each of the Subsidiary Banks are currently being assessed at the lowest rate of zero percent.

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). FICO assessment rates for the second semi-annual assessment period of 1998 were set by FDIC at .0122% annually for BIF members and .0610% annually for SAIF members. These rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. By law, the FICO assessment rate on BIF members must be one-fifth the rate on SAIF members until the two insurance funds are merged or until January 1, 2000, whichever occurs first.

INTERNAL OPERATING REQUIREMENTS. FDICIA requires financial institutions with over $500 million in assets to file an annual report with the FDIC and its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) for financial reporting and complying with designated safety and soundness laws and regulations; and (3) a separate assessment by management of the effectiveness of the internal controls and the institutions' internal controls for financial reporting. The independent public accountant also must report separately on the institution's internal controls and certain of the statements made by management in the report. The requirement of an annual audit of the Subsidiary Banks can be satisfied by an annual audit of the Corporation.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued by the OCC to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its subsidiary banks is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. In 1995, the bank regulatory agencies adopted final regulations implementing the CRA. These regulations affect extensive changes to existing procedures for determining compliance with the CRA and the full effect of these new regulations cannot be determined at this time.

EXPANDING ENFORCEMENT AUTHORITY. One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. The Federal banking agencies have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

CHANGING REGULATORY STRUCTURE. Legislative and regulatory proposals regarding changes in banking, regulations of banks, thrifts and other financial institutions, are being considered by the executive branch of the federal government, Congress, and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial service industry. The Corporation cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Subsidiary Banks.

EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid for deposits. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Corporation cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and the Subsidiary Banks.


ITEM 2.   PROPERTIES.

The principal offices of the Corporation are located at 1300 Summit Avenue, Fort Worth, Texas 76102. The Corporation and Summit National Bank, a subsidiary, lease space at this address from an unrelated third-party through leases that expire February 15, 2000 and December 31, 2009, respectively. The Corporation has options to extend its lease for two additional five year terms. Summit National Bank owns a detached motor bank facility.

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

The Northeast office and motor bank facility of Summit Community Bank, N.A., at 9001 Airport Freeway, North Richland Hills, Texas, is leased from a third-party under a lease agreement expiring in April 2008. Summit Community Bank, N.A. owns a tract of land adjacent to the Northeast office to be used for building of a new motor bank facility that would be owned by the bank.

The Fossil Creek office of Summit Community Bank, N.A., at 3851 NE Loop 820, Fort Worth, Texas is currently housed in a temporary facility. A new building is being built to house this office. The new building, to be completed in April 1999, is to be a joint venture between the Summit Community Bank, N.A. and an unrelated third party, with the Fossil Creek office occupying approximately 28% of the building under a long-term lease with the joint venture.

Summit Community Bank, N.A. owns approximately five acres near the intersection of Tarrant County Parkway and Davis Boulevard in Northeast Tarrant County. This unimproved property is to be used to establish a new branch office in mid 1999 using a temporary facility. The property not used for a banking facility would be sold.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 20, 1999, their respective ages, and their present positions with the Corporation are as follows:

                                                        Position Held
                                 Position With              Since
Name                 Age        the Corporation         -------------
-------------------  ---  ----------------------------
Philip E. Norwood     49            Chairman                     1998

Jeffrey M. Harp       50           President                     1998

Bob G. Scott          61  Executive Vice President and           1998
                            Chief Operating Officer

The business experience of each of these executive officers during the past five
(5) years is set forth below:

Mr. Norwood became Chairman of the Board of Summit Bancshares, Inc. and Chairman of Summit Community Bank, N.A. in January 1998 and President of Summit Community Bank, N.A. in July 1994 and continues to serve in these capacities. From October 1993 to January 1998 Mr. Norwood served as President and Chief Executive Officer of the Corporation. He has served as a director of the Corporation since March 1984. From January 1990 to October 1993 Mr. Norwood served as Secre tary of the Corporation, from December 1992 to October 1993 he served as Executive Vice President of the Corporation, and from March 1984 to January 1990 he served as Secretary and Treasurer of the Corporation. From April 1981 to December 1992 Mr. Norwood served as President of Alta Mesa National Bank (currently a banking office of Summit Community Bank, N.A.). From December 1992 to December 1995 Mr. Norwood served as Chief Executive Officer of Alta Mesa National Bank. Mr. Norwood served as a director of Alta Mesa National Bank from April 1981 to March 1997 and as a director of Summit Community Bank, N.A. since January 1990. Mr. Norwood served as a director of Summit National Bank from March 1983 to January 1996.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.  Since May 3, 1993 the Corporation's Common Stock has been
------------------
traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low stock prices as quoted for the Corporation's Common Stock for the periods indicated:

                           Bid
                     ----------------
                      High      Low
                     -------  -------
1998 Fiscal Year:
----------------
First Quarter         $23.75   $19.00
Second Quarter         25.25    20.00
Third Quarter          21.75    14.25
Fourth Quarter         20.00    14.00

1997 Fiscal Year:
----------------
First Quarter         $13.75   $11.25
Second Quarter         13.75    12.63
Third Quarter          17.25    13.50
Fourth Quarter         21.50    17.13

This data has been restated to reflect a two-for-one stock split effected on December 9, 1997.

On March 17, 1999 the closing price reported for the Common Stock was $17.75. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Prior to May 3, 1993 there was no established public trading market for the issued and outstanding shares of Common Stock of the Corporation. Accordingly, there exists no published information with respect to market prices before that date. From time to time, however, moderate numbers of shares of Common Stock were transferred on the books of the Corporation.

SHAREHOLDERS.  At the close of business on March 17, 1999 there were 634
------------
shareholders of record of Common Stock of the Corporation. The number of beneficial shareholders is unknown to the Corporation at this time.

DIVIDENDS.  The Corporation has paid regular cash dividends on its common stock
---------
on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 1997, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods. Data has been restated to reflect a two-for one stock split effective on December 9, 1997.

               1998                   Dividends Per Share
          ----------------            -------------------
          First Quarter                      $0.060
          Second Quarter                      0.060
          Third Quarter                       0.060
          Fourth Quarter                      0.060


               1997
          ----------------

          First Quarter                      $0.045
          Second Quarter                      0.045
          Third Quarter                       0.045
          Fourth Quarter                      0.045

Although the Board of Directors intends to continue to pay quarterly cash dividends in the future, there can be no assurance that cash dividends will continue to the paid in the future or, if paid, that such cash dividends will be comparable to cash dividends previously paid by the Corporation, since future dividend policy is subject to the discretion of the Board of Directors of the Corporation and will depend upon a number of factors, including future earnings of the Corporation, the financial condition of the Corporation, the Corporation's cash needs, general business conditions and the amount of dividends paid to the Corporation by the Subsidiary Banks.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data). All share and per share information has been restated to reflect the two-for-one splits in 1997 and 1995:

                                                                           Years Ended December 31,
                                                          ----------------------------------------------------------
                                                             1998        1997        1996        1995        1994
                                                          ----------  ----------  ----------  ----------  ----------
Summary of Earnings:
 Interest Income                                           $ 37,065    $ 31,972    $ 27,577    $ 22,929    $ 18,143
 Interest Expense                                            13,478      11,301       9,771       8,277       5,625
                                                           --------    --------    --------    --------    --------
 Net Interest Income                                         23,587      20,671      17,806      14,652      12,518
 Provision (Credit) for Loan Losses                             785         900         819         236        (114)
 Securities Gains (Losses)                                       35          (1)        (14)        (10)       (152)
 Non-interest Income                                          3,815       3,266       2,990       2,764       2,729
 Non-interest Expense                                        14,173      12,318      10,917       9,973       9,075
                                                           --------    --------    --------    --------    --------
 Earnings Before Income Taxes                                12,479      10,718       9,046       7,197       6,134
 Income Tax Expense                                           4,333       3,678       3,103       2,468       2,094
                                                           --------    --------    --------    --------    --------
 Net Income                                                $  8,146    $  7,040    $  5,943    $  4,729    $  4,040
                                                           ========    ========    ========    ========    ========

Balance Sheet Data (at period-end):
 Total Assets                                              $532,764    $459,794    $395,248    $355,417    $291,011
 Investment Securities                                      148,012     105,627     117,013     119,368     114,722
 Loans, Net of Unearned Discount                            305,833     276,069     220,006     178,493     138,966
 Allowance for Loan Losses                                    4,724       4,065       2,972       2,500       2,410
 Demand Deposits                                            141,170     126,398     103,695      89,184      72,992
 Total Deposits                                             465,500     401,724     345,023     310,109     259,539
 Long-term Debt and Notes Payable                               -0-         -0-         -0-         -0-         250
 Shareholders' Equity                                        46,235      41,112      35,080      30,125      25,334

Per Share Data:
 Net Income - Basic                                        $   1.25    $   1.09    $    .93    $    .76    $    .64
 Net Income - Diluted                                          1.20        1.04         .90         .72         .61
 Book Value - Period-End                                       7.14        6.32        5.43        4.78        4.01
 Dividends Declared                                             .24         .18         .14         .11         .09
 Weighted Average Shares Outstanding (000)                    6,497       6,479       6,399       6,278       6,172
 Average Common Share Equivalents (000)                         317         321         314         322         309

Selected Performance Ratios:
 Return on Average Assets                                      1.70%       1.70%       1.60%       1.52%       1.43%
 Return on Average Shareholders' Equity                       18.62       18.49       18.50       17.14       16.55
 Net Interest Margin (tax equivalent)                          5.28        5.47        5.24        5.15        4.85
 Efficiency Ratio                                             51.60       51.42       52.50       57.20       59.96

Asset Quality Ratios:
 Non-Performing Loans to Total Loans - Period-End              1.65%        .77%        .50%        .55%        .46%
 Allowance for Loan Losses to Total Loans - Period-End         1.54        1.47        1.35        1.40        1.73
 Allowance for Loan Losses to Non-Performing Loans
   - Period-End                                                94.0       193.0       270.0       252.0       375.0
 Net Charge-Offs (Recoveries) to Average Loans                  .04        (.08)        .17         .09         .05

Capital Ratios:
 Shareholders' Equity  to Total Assets - Period-End            8.68%       8.94%       8.88%       8.48%       8.71%
 Average Shareholders' Equity to Average Assets                9.11        9.21        8.66        8.85        8.64
 Total Risk-based Capital to Risk Weighted Assets
   - at Period-End*                                           15.06       15.06       15.85       15.91       18.09
 Leverage Ratio - at Period-End*                               8.52        8.83        8.82        8.42        8.69

*  Calculated in accordance with Federal Reserve guidelines currently in effect.

QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 1998 and 1997 follows (in thousands except for per share data):

                              First       Second      Third      Fourth
                             Quarter      Quarter    Quarter     Quarter
                             -------      -------    -------     -------
1998:
-----
Interest Income               $8,873       $9,067     $9,448      $9,677
Interest Expense               3,249        3,288      3,459       3,482
Net Interest Income            5,624        5,779      5,989       6,195
Provision for Loan Losses        158          250        131         246
Non-interest Income              870          956        913       1,111
Non-interest Expense           3,506        3,435      3,540       3,692
Income Tax Expense               966        1,047      1,136       1,184
Net Income                     1,864        2,003      2,095       2,184

Per Share Data:
 Net Income:
   Basic                      $  .29       $  .30     $  .33      $  .33
   Diluted                       .27          .29        .31         .33
 Dividends Paid                  .06          .06        .06         .06
 Stock Price Range:
   High                        23.75        25.25      21.75       20.00
   Low                         19.00        20.00      14.25       14.00
   Close                       23.38        21.25      15.75       18.50



                              First       Second      Third      Fourth
                             Quarter      Quarter    Quarter     Quarter
                             -------      -------    -------     -------
1997:
-----
Interest Income               $7,326       $7,870     $8,249      $8,527
Interest Expense               2,540        2,713      2,952       3,096
Net Interest Income            4,786        5,157      5,297       5,431
Provision for Loan Losses        155          197        281         267
Non-interest Income              762          820        825         858
Non-interest Expense           2,846        3,076      3,128       3,268
Income Tax Expense               875          932        931         940
Net Income                     1,672        1,772      1,782       1,814

Per Share Data:
 Net Income:
   Basic                      $  .26       $  .27     $  .28      $  .28
   Diluted                       .25          .26        .26         .27
 Dividends Paid                 .045         .045       .045        .045
 Stock Price Range:
   High                        13.75        13.75      17.25       21.50
   Low                         11.25        12.63      13.50       17.13
   Close                       12.38        13.75      17.13       21.00

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

PERFORMANCE SUMMARY.  Net income for 1998 was $8.1 million, an increase of $1.1
million, or 15.7%, over the $7.0      million recorded for 1997.  On a weighted
average share basis, net income for 1998 was $1.20 per diluted share as compared to $1.04 per share for 1997, an increase of 15.4%. The major contribution to the improved earnings during 1998 was a 14.1% increase in net interest income. Also contributing to the increase in net income was a decrease in the provision for loan losses of $115,000 and an increase of $585,000 in non-interest income. Partially offsetting these increases was an increase in non-interest expenses of $1,855,000. Further explanations of these changes are set forth below.

Continuing to reflect the strong and growing economy in the Corporation's market area, loans increased 10.8% over the previous year-end to $306 million at December 31, 1998. Deposits experienced even more dramatic growth, particularly in the fourth quarter, increasing 15.9% over the same period to $466 million. Shareholders' equity was $46 million at year-end, an increase of 12.5%.

Net income for 1997 was $7.0 million compared to net income of $5.9 million for
1996, an increase of 18.5%.   The increase in earnings for 1997 was also
attributable to a significant increase net interest income.

The following table shows selected key performance ratios over the last three
(3) years:

                                              1998    1997    1996
                                             ------  ------  ------

Return on Average Assets                      1.70%   1.70%   1.60%
Return on Average Shareholders' Equity       18.62   18.49   18.50
Shareholders' Equity to Assets - Average      9.11    9.21    8.66
Dividend Payout Ratio - Per Diluted Share    20.00   17.31   15.55

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

Net interest income (tax equivalent) for 1998 was $23.6 million, an increase of $2.9 million, or 14.2% compared to the prior year. The net increase reflected a $5.1 million increase in interest income which was offset by a $2.2 million increase in interest expense. The Corporation's yield on earning assets declined to 8.30% in 1998, from 8.45% for 1997. Rates paid on the Corporation's interest-bearing liabilities, increased from 4.16% in 1997 to 4.24% in 1998. These negative shifts in yield on earning assets and cost of interest-bearing liabilities resulted in the net interest margin declining from 5.47% in 1997 to 5.28% for 1998. However, an18.1% increase in average earning assets more than offset the decline in net interest margin. Also, contributing to the improved net interest income for 1998 was the increase in noninterest-bearing demand deposits. In 1998, the average balance of demand deposits increased 14.4%. Although the average demand deposits as a percent of average total deposits declined to 27.8% in 1998 from 28.2% in 1997 this ratio remains very positive compared to the Corporation's peers.

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

                                                                    Years Ended December 31,
                                  -----------------------------------------------------------------------------------------
                                              1998                             1997                                 1996
                                  ----------------------              -----------------------            ---------------------
                           Average                 Average          Average               Average      Average             Average
(Dollars in Thousands)     Balance    Interest   Yield/Rate         Balance   Interest   Yield/Rate    Balance  Interest  Yield/Rate
                          ---------  ----------  -----------       ---------  ---------  ----------   --------  ---------  ---------
Earning Assets:
Federal Funds Sold        $ 38,112   $  2,053      5.39%           $ 18,059   $  1,008     5.58%      $ 16,696   $   906     5.32%
Investment Securities
 (Taxable)                 115,663      6,963      6.02             111,578      6,874     6.16        122,212     7,398     6.05
Investment Securities
 (Tax-exempt)                1,103         76      6.90                 539         36     6.59             24         2     8.17
Loans, Net of Unearned
 Discount/(1)/             292,060     28,002      9.59             248,303     24,069     9.69        201,506    19,285     9.57
                          --------   --------                      --------   --------                --------   -------
   Total Earning Assets    446,938     37,094      8.30             378,479     31,987     8.45        340,438    27,591     8.11
                                     --------                                 --------                           -------

Other Assets:
  Cash and Due From Banks   22,226                                   24,909                             21,027
  Other Assets              16,261                                   13,568                             12,243
  Allowance for Loan Losses (4,430)                                  (3,470)                            (2,811)
                          --------                                 --------                           --------

Total Assets              $480,995                                 $413,486                           $370,897
                          ========                                 ========                           ========

Interest-Bearing
 Liabilities:
Interest-Bearing
 Transaction
 Accounts                 $144,133      5,186      3.60            $128,880      4,599     3.57       $116,811     3,853     3.30
Savings                     68,011      2,972      4.37              50,756      2,134     4.21         46,324     1,871     4.04
Savings Certificates        52,261      2,631      5.03              49,203      2,434     4.95         48,058     2,292     4.77
Certificates of Deposit
 $100,000 or more           36,752      1,948      5.30              30,242      1,572     5.20         24,405     1,208     4.95
Other Time                     877         49      5.59                 622         34     5.38            428        19     4.42
Other Borrowings            15,742        692      4.40              11,668        528     4.53         12,318       528     4.33
                          --------   --------                      --------   --------                --------   -------
   Total Interest-Bearing
    Liabilities            317,776     13,478      4.24             271,371     11,301     4.16        248,344     9,771     3.93
                                     --------                                 --------                           -------

Other Liabilities:
Demand Deposits            116,428                                  101,813                             88,022
Other Liabilities            3,030                                    2,212                              2,399
Shareholders' Equity        43,761                                   38,090                             32,132
                          --------                                 --------                           --------
   Total Liabilities and
   Shareholders' Equity   $480,995                                 $413,486                           $370,897
                          ========                                 ========                           ========

Net Interest Income and
 Margin (T/E Basis)/(2)/             $ 23,616      5.28                       $ 20,686     5.47                  $17,820     5.24
                                     ========                                 ========                           =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.28% for 1998, a nineteen basis point decline from the previous year. This decline in the margin reflected a lower yield on earning assets contributed to by a declining interest rate market in the fourth quarter of 1998 and a more competitive economic market that resulted in somewhat lower pricing of some loans. Also, competitive market conditions resulted in higher rates being paid on deposit products, along with a shift by the Corporation's customers to higher interest rate deposit products.

The table below analyzes the increase in net interest income for each of the years ended December 31, 1998 and 1997 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.


                                                 1998                           1997
                                               vs. 1997                       vs. 1996
                                          Increase (Decrease)            Increase (Decrease)
                                           Due to Changes in:             Due to Changes in:
                                     ------------------------------  -----------------------------
(Dollars in Thousands)                 Volume    Rate      Total     Volume      Rate      Total
                                     ---------  -------  ----------  --------  --------  ---------
Interest Earning Assets:
Federal Funds Sold                    $1,080    $ (35)   $1,045     $   64     $  38      $  102
Investment Securities (Taxable)          248     (159)       89       (656)      132        (524)
Investment Securities
  (Tax-exempt)                            38        2        40         34       -0-          34
Loans, Net of Unearned
  Discount                             4,185     (252)    3,933      4,539       245       4,784
                                      ------    -----    ------     ------     -----      ------

 Total Interest Income                 5,551     (444)    5,107      3,981       415       4,396
                                      ------    -----    ------     ------     -----      ------
Interest-Bearing
Liabilities:
 Deposits                              1,793      220     2,013        962       573       1,535
 Other Borrowings                        170       (6)      164        (25)       16          (9)
                                      ------    -----    ------     ------     -----      ------

 Total Interest Expense                1,963      214     2,177        937       589       1,526
                                      ------    -----    ------     ------     -----      ------

Changes in Net Interest
 Income                               $3,588    $(658)   $2,930     $3,044     $(174)     $2,870
                                      ======    =====    ======     ======     =====      ======

Net interest income for 1998 increased $2,930,000, or 14.2% over the prior year. In this same period total interest income increased 15.9% and total interest expense increased 19.3%.

NON-INTEREST INCOME. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                            1998                1997                      1996
                                     ----------------------  -----------------------     ------
                                     Amount       % Change    Amount       % Change      Amount
                                     -------      ---------  --------      ---------     ------
Service Charges on
 Deposit Accounts                     $2,018           6.8%   $1,890           14.9%      $1,645
Non-recurring Income                     412            --       151          (25.2)         202
Gain (Loss) on Sale of Investment
 Securities                               35            --        (1)            --          (14)
Other Non-interest Income              1,385          13.1     1,225            7.2        1,143
                                      ------                  ------                      ------

   Total Non-interest Income          $3,850          17.9    $3,265            9.7       $2,976
                                      ======                  ======                      ======

Service charges on deposits increased in 1998 as a result of an increase in the various service fees charged on deposit accounts and an increase in the number of accounts.

The non-recurring income in 1998 included $137,000 from refunds of state franchise taxes paid in prior years, $178,000 from gains on sales of assets taken in satisfaction of debts in prior years and $97,000 of interest recovered on loans either charged-off in prior years or loans that were on non-accural status in prior years. Non-recurring income in 1997 and 1996 is primarily interest recovered on loans charged-off in prior years and gains on sales of miscellaneous assets.

The increase in other non-interest income in 1998 is primarily due to income from two new products, debit cards and mortgage brokerage/origination, partially offset by lower fees earned on investment services to customers.

Excluding non-recurring income and gains and losses on securities, non-interest income increased 9.3% in 1998 and 11.7% in 1997.

NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                      1998                        1997              1996
                                             -----------------------      --------------------     ------
                                              Amount        % Change      Amount      % Change     Amount
                                             ------         --------      ------      --------     ------
Salaries and Employee Benefits              $ 8,576          14.0%       $ 7,524        11.4%      $ 6,753
Occupancy Expense - Net                         928          19.9            774         2.6           772
Furniture and Equipment Expense               1,150          25.1            919        14.9           800
Other Real Estate Owned Expense                  (1)           --            (63)         --            10
Other Expenses:
  Business Development                          611           3.9            588        38.0           426
  Insurance - Other                             102           5.2             97        (3.0)          100
  Legal and Professional Fees                   511           3.0            496        12.2           442
  Other Taxes                                   277          52.2            182        80.2           101
  Postage and Courier                           286            .7            284         8.4           262
  Printing and Supplies                         387           3.8            373        23.1           303
  Regulatory Fees and Assessments               169           5.6            160        19.4           134
  Other Operating Expenses                    1,177          19.6            984        20.9           814
                                            -------                      -------                   -------

   Total Other Expenses                       3,520          11.3          3,164        22.5         2,582
                                            -------                      -------                   -------

     Total Non-interest Expense             $14,173          15.1        $12,318        12.8       $10,917
                                            =======                      =======                   =======

Total non-interest expense increased 15.1% in 1998 over 1997 reflecting increases in salaries and benefits, occupancy expenses, furniture and equipment expenses, other taxes and other operating expenses. As a percent of average assets, non-interest expenses were 2.95% in 1998 and the "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.60% for 1998. The efficiency ratio measures what percentage of total revenues are absorbed by non-interest expense. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer groups.

The increase in salaries and employee benefits for 1998 is due to salary merit increases and additions to staff. The average number of full-time equivalent employees increased by 21 in 1998 to an average full-time equivalent of 166. At year end 1998 the full-time equivalent staff was 169 versus 160 at the same time the prior year. The increases for salaries and number of employees include additions for a branch office opened in 1997. Also, several lending officers and customer service officers and employees were added in the last half of 1997 and were on staff for the full year of 1998.

The increase in occupancy expense includes the rent for a new branch office that was opened in the fourth quarter of 1997. Also, increases of approximately 13%, in the aggregate, were experienced in utilities expense, repairs expense and ad valorem tax expense in current facilities.

The increase in furniture and equipment expense is primarily a result of depreciation and service contract expense for a new computer network system installed in mid 1997 as well as, new item processing equipment added in late 1997. Also, expenses related to a new branch office opened in 1997 are reflected.

Other taxes, primarily franchise taxes paid to the State of Texas were higher due to higher levels of taxable capital at all entities and the loss of certain tax credits that were available in prior years. As noted in the discussion of non-interest income, tax refunds were received for the tax years of 1995 through 1997 by filing amended returns to reflect new interpretations of taxable capital. These new interpretations should assist in maintaining somewhat lower taxes in future years.

Other operating expenses increased in 1998 due to an increase in various miscellaneous operating costs including telephone service fees, ATM support expenses, third party data processing support fees, and travel expenses.

FEDERAL AND STATE INCOME TAX EXPENSE. The Corporation has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $4.3 million for federal income taxes for 1998, resulting in an effective tax rate of 34.7%.

INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 1998, classified as to
                        --------------
whether the security is to be Held-to-Maturity or is Available-for-Sale (see
Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                       December 31, 1998
                                          -------------------------------------------------------------------------------
                                                                  Due 1 to           Due 5 to             Due After
                                   Due 1 Year or Less             5 Years            10 Years             10 Years
                                   -------------------  -----------------------  ------------------  ----------------------------
     (Dollars in Thousands)          Amount     Yield      Amount       Yield      Amount    Yield    Amount      Yield     Total
                                   ----------  -------  -----------   ---------  ---------- -------- ---------   -------  ---------
U.S. Treasury Securities - HTM        $ 3,002    6.02%   $ 8,988       6.32%   $   -0-        --    $   -0-      --    $ 11,990
U.S. Treasury Securities - AFS         12,047    5.99     16,992       6.19        -0-        --        -0-      --      29,039
                                      -------            -------               -------              -------            --------
Total                                  15,049    6.00     25,980       6.24        -0-                   -0-              41,029
                                      -------            -------               -------              -------            --------

U.S. Government Agencies - HTM            -0-      --     13,020       5.96      1,011      6.00%       -0-      --      14,031
U.S. Government Agencies - AFS         29.779    5.09     28,433       5.86     15,305      5.79        -0-      --      73,517
                                      -------            -------               -------              -------            --------
Total                                  29,779    5.09     41,453       5.89     16,316      5.81        -0-              87,548
                                      -------            -------               -------              -------            --------

U.S. Government Agency Mortgage
 Backed Securities - AFS                  740    5.66        -0-         --      2,955      5.96     12,790    5.57      16,485
                                      -------            -------               -------              -------            --------
Obligations of States and
   Political Subdivisions - HTM           281    6.29        293       6.47        -0-        --        -0-      --         574
Obligations of States and
   Political Subdivisions - AFS           105    6.81        350       7.27        -0-        --        -0-      --         455
                                      -------            -------               -------              -------            --------
Total                                     386    6.43        643       6.91        -0-                  -0-      --       1,029
                                      -------            -------               -------              -------            --------

Other Securities - AFS                    -0-      --        -0-         --        -0-        --      1,072    6.00       1,072
                                      -------            -------               -------              -------            --------

    Total                             $45,954    5.41    $68,076       6.03    $19,271      5.83    $13,862    5.60    $147,163
                                      =======            =======               =======              =======            ========

Held-to-Maturity ("HTM")              $ 3,283    6.04%   $22,301       6.11%   $ 1,011      6.00%   $   -0-      --    $ 26,595
Available-for-Sale ("AFS")             42,671    5.36     45,775       5.99     18,260      5.82     13,862    5.60%    120,568

The yield on the investment securities portfolio of the Corporation at December 31, 1998 was 5.94% and the weighted average life of the portfolio on that date was approximately 1.6 years. At December 31, 1997 the yield of the portfolio was 6.08% and the weighted average life was 2.2 years. In late 1998 the Corporation purchased $30,000,000 par value of U.S. Agency Discount notes. These securities had a maturity of 30 to 120 days and provided a yield greater than Federal funds while providing the necessary liquidity. The inclusion of these notes in the portfolio reduced the average life of the portfolio.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 1998 and 1997. As of December 31, 1998, there was a net unrealized gain of $1,213,000 in the portfolio of which $849,000 related to Available-for-Sale securities, or .7% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                        December 31,
                                    -----------------------------------------------------
                                      1998       1997       1996       1995       1994
                                    ---------  ---------  ---------  ---------  ---------
U.S. Treasury Securities             $ 41,672   $ 70,794   $ 77,678   $ 78,981   $ 85,601
U.S. Government Agencies
and Corporations                       87,791     20,249     25,276     26,922     18,277
U.S. Government Agency
Mortgage Backed Securities             16,440     12,527     13,805     13,141     10,196
Obligations of States and
Political Subdivisions                  1,037      1,142        -0-         70        394
Federal Reserve Bank and Federal
Home Loan Bank Stock                    1,072        915        254        254        254
                                     --------   --------   --------   --------   --------
    Total                            $148,012   $105,627   $117,013   $119,368   $114,722
                                     ========   ========   ========   ========   ========

In 1998, approximately $12 million of investment securities were sold, resulting in a net gain on sale of securities of $35,000. Management of the Corporation views these trades as an opportunity to restructure the portfolio for future benefits.

LOANS. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                     December 31,
                                    --------------------------------------------------------------------------------
                                % of                % of               % of               % of                % of
                            ------------
                                1998      Total     1997     Total     1996     Total     1995     Total     1994     Total
                            ------------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------
Commercial                      $133,066   43.5%   $127,800   46.3%   $103,414   47.0%   $ 81,542   45.7%   $ 69,610   50.1%
Real Estate Mortgage             100,421   32.9      90,638   32.8      76,771   34.9      64,200   36.0      51,684   37.2
Real Estate Construction          40,456   13.2      26,290    9.5      12,862    5.8      10,189    5.7       3,656    2.6
Loans to Individuals,
  Net of Unearned
  Discount                        31,890   10.4      31,341   11.4      26,959   12.3      22,562   12.6      14,016   10.1
                                --------           --------           --------           --------  -----    --------  -----
Total Loans, Net of
  Unearned Income               $305,833  100.0%   $276,069  100.0%   $220,006  100.0%   $178,493  100.0%   $138,966  100.0%
                                ========           ========           ========           ========           ========

The preceding loan distribution table reflects that total loans increased $29.8 million (10.8%) between year-end 1997 and 1998. Although this dollar increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 1998, loans were 65.7% of deposits compared to 68.7% at the previous year-end reflecting an above average increase in deposits in the fourth quarter of 1998. However, average loans were 69.8% of average deposits in 1998 compared to 68.7% in 1997.

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

A significant portion of the $100 million real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 1998, $62 million of loans, approximately 62% of the real estate mortgage portfolio, had been made for this purpose. Also, approximately 34% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

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

The Corporation also lends to consumers for purchases of various consumer goods, such as automobiles, boats and home improvements. The terms of these loans typically are five years or less and are well secured with liens on products purchased or other assets. These loans are primarily made to customers who have other relationships with the banks. The Corporation does not issue credit cards and does not have any credit card loans outstanding.

The following table presents commercial loans and real estate construction loans at December 31, 1998, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                          Over
                                        One Year
                            One Year    Through    Over Five
                             or Less   Five Years    Years      Total
                            ---------  ----------  ---------  ---------
Commercial                   $107,623     $22,688     $2,755   $133,066
Real Estate Construction       36,016       2,305      2,135     40,456
                             --------     -------     ------   --------

     Totals                  $143,639     $24,993     $4,890   $173,522
                             ========     =======     ======   ========


Of the loans maturing after one year, all have fixed rates of interest, with many having rate adjustment clauses during the remaining term of the loan that allow for periodic adjustments to rates.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount which, in management's judgement, will be adequate to absorb future charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's periodic evaluation of the loan portfolio and by the employment of third party loan review specialists. All known problem loans, unknown inherent risks generally associated with bank lending, past loan loss experience, delinquency ratios and current and projected economic conditions are taken into account in evaluating the adequacy of the allowance.

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

The following table presents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):

                                                               Years Ended December 31,
                                           -----------------------------------------------------------
                                               1998        1997        1996        1995        1994
                                           ----------  ----------   ----------  ----------  ----------
Average Loans Outstanding                  $  292,060  $  248,303   $  201,506  $  156,374  $  132,079
                                           ==========  ==========   ==========  ==========  ==========
Analysis of Allowance for
  Loan Losses:
  Balance, Beginning of Year               $    4,065  $    2,972   $    2,500  $    2,410  $    2,594
  Charge-Offs:
    Commercial                                    128         148          424         321         101
    Real Estate Mortgage                           39         -0-          -0-         -0-         180
    Real Estate Construction                        6         -0-          -0-         -0-         -0-
    Loans to Individuals                          170          98           36          26          32
                                           ----------  ----------   ----------   ---------  ----------

      Total Charge-Offs                           343         246          462         347         313
                                           ----------  ----------   ----------   ---------  ----------

  Recoveries:
    Commercial                                     87         379           58          74         129
    Real Estate Mortgage                          111          56           54         114          79
    Real Estate Construction                      -0-         -0-          -0-         -0-         -0-
    Loans to Individuals                           19           4            3          13          35
                                           ----------  ----------   ----------   ---------  ----------

      Total Recoveries                            217         439          115         201         243
                                           ----------  ----------   ----------   ---------  ----------

          Net Charge-Offs (Recoveries)            126        (193)         347         146          70
                                           ----------  ----------   ----------   ---------  ----------

  Provision Charged (Credited)
    to Operating Expense                          785         900          819         236        (114)
                                           ----------  ----------   ----------   ---------  ----------

  Balance, End of Year                     $    4,724  $    4,065   $    2,972   $   2,500  $    2,410
                                           ==========  ==========   ==========   =========  ==========

Ratio of Net Charge-Offs (Recoveries)
          to Average Loans Outstanding            .04%       (.08)%        .17%        .09%        .05%
                                           ==========  ==========   ==========   =========  ==========

The decrease in provision for loan losses in 1998 over 1997 primarily recognizes the significant increase in reserve to loans ratio in the prior year (1.47% vs 1.35%) and a lower rate of growth in loans.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                              December 31,
                                       ----------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                       ----------  ----------  ----------  ----------  ----------
Total Loans                             $305,833    $276,069    $220,006    $178,493    $138,966
Allowance for Loan Losses                  4,724       4,065       2,972       2,500       2,410
Allowance for Loan Losses
  as a Percent of Total Loans               1.54%       1.47%       1.35%       1.40%       1.73%
Allowance for Loan Losses As
  a Percent of Non-Performing Loans         94.0       193.0       270.0       252.0       375.0


The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the tables on page 22 for the percent of specific types of loans to total loans:

                                                                   December 31,
                          --------------------------------------------------------------------------------------------
                                 1998               1997             1996                1995              1994
                          ----------------   ----------------   ----------------   ----------------   ----------------
                                       %                  %                  %                  %                  %
                          Amount     Total   Amount     Total   Amount     Total   Amount     Total   Amount     Total
                          ------     -----   ------     -----   ------     -----   ------    ------   ------     -----
Allowance For
 Loan Losses:
  Commercial               $2,713     57.4%   $1,729     42.5%   $1,072     36.1%   $1,249     50.0%   $  953     39.5%
  Real Estate
   Mortgage                   818     17.3       699     17.2       556     18.7       524     21.0       648     26.9
  Real Estate
   Construction               452      9.6       184      4.5        81      2.7        63      2.5        28      1.2
  Loans to Individuals        372      7.9       272      6.7       165      5.6       132      5.3       198      8.2
  Unallocated Portion         369      7.8     1,181     29.1     1,098     36.9       532     21.2       583     24.2
                           ------    -----    ------    -----    ------    -----    ------    -----    ------    -----

     Total                 $4,724    100.0%   $4,065    100.0%   $2,972    100.0%   $2,500    100.0%   $2,410    100.0%
                           ======    =====    ======    =====    ======    =====    ======    =====    ======    =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 1998, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

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

Other real estate is real estate acquired through foreclosure or through partial settlement of debts and which is awaiting sale and disposition. At the time of acquisition, other real estate is recorded at the lower of estimated fair value or the loan balance or settlement agreement with any write-down charged to the allowance for loan losses. Any further write-downs, expenses related to the property, and any gain or loss resulting from the sale of the property are recorded in current operating expenses.

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):

                                               December 31,
                                 -----------------------------------------
                               1998      1997      1996      1995      1994
                              ------    ------    ------    ------    ------
Non-accrual Loans             $5,049    $2,112    $1,102    $  990    $  643
Renegotiated Loans                 6       -0-       -0-       -0-       -0-
Other Real Estate                281       151       166       113       649
                              ------    ------    ------    ------    ------

 Total Non-Performing
  Assets                      $5,336    $2,263    $1,268    $1,103    $1,292
                              ======    ======    ======    ======    ======

As a Percent of:
 Total Assets                   1.00%      .49%      .32%      .31%      .44%
 Total Loans and Other
  Real Estate                   1.74       .82       .58       .62       .93

Loans Past Due 90 Days or
  More and Still Accruing     $    3    $   78    $   36    $  -0-    $   32

The Subsidiary Banks are required, by the regulatory authorities, to have other real estate evaluated periodically. In the event the new evaluation value is less than the carrying value of the property, the excess is written off to expense. Some properties are written down below their evaluation values when management feels the economic value of the property has declined below the evaluation value.

Non-accrual loans at December 31, 1998, were comprised of $2,393,000 in commercial loans, $451,000 in real estate mortgages, $2,108,000 in interim construction loans and $97,000 to consumers. Within the non-accrual commercial loans is one loan of $1,914,000 that is performing as to payment of principal and interest, however, the borrower is experiencing financial difficulty due to their line of business - health insurance underwriting. The non-accrual interim construction loans includes a commercial construction loan for $1,609,000 to a borrower that is in bankruptcy. In January 1999, the property was foreclosed. The property has been appraised at a value above the loan value, therefore the foreclosed asset was recorded at the loan value at foreclosure.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                         Years Ended December 31,
                                ------------------------------------------
                               1998      1997      1996      1995      1994
                              ------    ------    ------    ------    ------
Gross Amount of Interest
  That Would Have Been
  Recorded at Original Rate   $  537    $  272    $  111    $  102    $   35
Interest Included in Income      312       154        30        42        25
                              ------    ------    ------    ------    ------

   Interest Not Recorded
    in Income                 $  225    $  118    $   81    $   60    $   10
                              ======    ======    ======    ======    ======

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

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                              December 31,
                             ----------------------------------------------
                               1998      1997      1996      1995      1994
                             --------  --------  --------  --------  --------
Non-Performing Loans         $  5,055  $  2,112  $  1,102  $    990  $   643
Criticized Loans               10,468     9,295     4,589     7,621    4,497
Allowance for Loan Losses       4,724     4,065     2,972     2,500    2,410
Allowance for Loan Losses
as a Percent of:
 Non-Performing Loans            94.0%    193.0%    270.0%    252.0%   375.0%
 Criticized Loans                45.0      44.0      65.0      33.0     54.0

Independent third party loan reviews of the Subsidiary Banks were completed at various times in 1998. In addition, regulatory examinations were completed in early 1999. Based on the findings of these reviews and exams the Subsidiary Banks appear to be adequately reserved.

Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

DEPOSITS. The primary source of the Corporation's funds is the deposits of the Subsidiary Banks. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal because of market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $14.6 million, or 14.4% in 1998. These deposits represented 27.8% of total deposits. Average interest-bearing deposits increased $42.3 million, or 16.3%. The deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):

                                                        1998                          1997                   1996
                                                 -------------------    -------------------------------   ---------
                                                 Amount    Rate Paid     Amount    Rate Paid    Amount    Rate Paid
                                                 ------    ---------    --------  ----------   --------   ---------
Noninterest-Bearing Demand Deposits              $116,428               $101,813               $ 88,022
Interest-Bearing Deposits:
 Interest-Bearing Transaction
   Accounts                                       144,133       3.60%    128,880       3.57%    116,811       3.30%
 Savings                                           68,011       4.37      50,756       4.21      46,324       4.04
 Savings Certificates                              52,261       5.03      49,203       4.95      48,058       4.77
 Certificates of Deposit of $100,000 or More       36,752       5.30      30,242       5.20      24,405       4.95
 Other Time Deposits                                  877       5.59         622       5.38         428       4.42
                                                 --------               --------               --------

      Total Interest-Bearing Deposits             302,034       4.23     259,703       4.15     236,026       3.92
                                                 --------               --------               --------

      Total Deposits                             $418,462               $361,516               $324,048
                                                 ========               ========               ========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1998, 1997 and 1996 is presented below (in thousands):

                                 % of                  % of                  % of
     Maturity         1998      Total       1997      Total       1996      Total
------------------  --------    ------    --------    ------    --------    ------
3 months or less     $14,227     38.4%     $15,480     43.4%     $10.215     40.1%
3 to 6 months          7,943     21.4        6,894     19.3        7,342     28.9
6 to 12 months         8,471     22.8       11,383     31.9        6.350     25.0
Over 12 months         6,458     17.4        1,933      5.4        1,527      6.0

BORROWINGS. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the banks that require short-term liquidity for their funds. Information relating to these borrowings is summarized as follows:

                                                         December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
Securities sold under repurchase agreements:
     Average                                    $ 15,742   $ 11,668   $ 12,181
     Year-end                                     17,839     14,689     13,209
Maximum month-end balance during year             19,354     15,263     14,453
Interest Rate:
     Average                                        4.40%      4.53%      4.33%
     Year-end                                       3.83       4.55       4.35

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

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 1998 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                         Repriced
                                    Due in                                                After 1
                                      30         Due in        Due in         Total       Year or
                                     Days        31-180     181 Days           Rate      Non-Rate
                                   Or Less        Days       to One Year    Sensitive    Sensitive    Total
                                  ---------     ---------    -----------    ---------    ---------   -------
Earning Assets:
Loans                             $ 160,376     $  20,763       $ 16,639    $ 197,778    $ 108,055   $305,833
Investment Securities                12,694        30,145         21,133       63,972       84,040    148,012
Federal Funds Sold                   38,706           -0-            -0-       38,706          -0-     38,706
                                  ---------     ---------       --------    ---------    ---------   --------

   Total Earning Assets             211,776        50,908         37,772      300,456      192,095    492,551
                                  ---------     ---------       --------    ---------    ---------   --------

Interest-Bearing Liabilities:
Interest-Bearing
 Transaction Accounts
  and Savings                       233,060           -0-            -0-      233,060          -0-    233,060
 Certificates of
  Deposits > $100,000                 8,286        13,935          8,504       30,725        6,374     37,099
 Other Time Deposits                  4,923        22,000         14,349       41,272       12,899     54,171
 Repurchase Agreements               17,839           -0-            -0-       17,839          -0-     17,839
                                  ---------     ---------       --------    ---------    ---------   --------

   Total Interest-
    Bearing Liabilities             264,108        35,935         22,853      322,896       19,273    342,169
                                  ---------     ---------       --------    ---------    ---------   --------

Interest Sensitivity Gap          $ (52,332)    $  14,973       $ 14,919    $ (22,440)   $ 172,822   $150,382
                                  =========     =========       ========    =========    =========   ========
Cumulative Gap                    $ (52,332)    $ (37,359)      $(22,440)
                                  =========     =========       ========
Cumulative Gap To
Total Earning Assets                 (10.62%)       (7.58%)        (4.56%)
Cumulative Gap To
Total Assets                          (9.82%)       (7.01%)        (4.21%)

In the preceding table under the "After 1 Year" category, $80,806,000 in investment securities will reprice or mature within one to three years and another $653,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 1.6 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by the Corporation's management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (4.21%) was reversed to a positive 14.72% "beta adjusted" gap position.

Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position. Also, based on the Corporation's analysis of its interest rate sensitivity position at year end 1998, a 100-basis point change in interest rates would not have a significant impact on its net interest income over a twelve month period.

The following table reflects the spreads and margins for the past three (3) years:

                                 1998          1997          1996
                                 -----         -----         -----

Yield on Earning Assets (T/E)    8.30%         8.45%         8.11%
Cost of Funds                    4.24          4.16          3.93
Net Interest Spread (T/E)        4.06          4.29          4.18
Net Interest Margin (T/E)        5.28          5.47          5.24

CAPITAL RESOURCES. At December 31, 1998 shareholders' equity totaled $46.2 million, an increase of $5.1 million or111 12.5% for the year. This increase was primarily from retained earnings, i.e., earnings net of dividends to shareholders and the impact of the repurchase of shares of the Corporation.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and equity capital plus a portion of the allowance for loan losses, respectively. The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1996, 1997 and 1998 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying total capital is 8.00 percent, of which 4.00 percent must be Tier 1 capital.

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

The table below illustrates the Corporation's and its Subsidiary Banks' compliance with the regulatory guidelines as of December 31, 1998 (dollars in thousands):

                                 The         Summit      Summit
                            Consolidated    National    Community
                             Corporation      Bank     Bank, N.A.
                            -------------  ----------  -----------
Total Assets                    $532,764    $219,601     $307,715
Risk Weighted Assets             330,836     129,321      197,747

Equity Capital (Tier 1)         $ 45,675    $ 19,467     $ 22,809
Qualifying Allowance For
  Loan Losses                      4,136       1,617        2,472
                                --------    --------     --------

   Total Tier 2 Capital         $ 49,811    $ 21,084     $ 25,281
                                ========    ========     ========

Leverage Ratio                      8.52%       8.80%        7.35%
Risk Capital Ratio:
  Tier 1                           13.81%      15.05%       11.53%
  Total Tier 2 Capital             15.06       16.30        12.78

The Corporation had an unrealized gain on Available-for-Sale securities, net of deferred taxes, of $560,000 as of December 31, 1998. Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital.

As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 1998.

Also, as of December 31, 1998, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

IMPACT OF INFLATION. The effects of inflation on the local economy and on the Corporation's operating results have been relatively modest for the past several years. Since substantially all of the Corporation's assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Corporation attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 1998, federal funds sold and investment securities maturing within 30 days represented $51.4 million or 9.6% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serves as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 92% of total deposits at December 31, 1998, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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

Based on assessments, the Corporation determined that it would be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Corporation presently believes that with modifications to existing software, the Year 2000 Issue can be mitigated. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have material impact on the operations of the Corporation.

The Corporation has utilized both internal and external resources to correct and test the software for Year 2000 modifications. The Corporation has substantially completed the Year 2000 project. The remaining work on the project includes finalization of the Corporation's contingency plans should any area not function as tested or any external event impact the operation of the Corporation. The total cost of the Year 2000 project has not been material to the financial condition of the Corporation.

FORWARD-LOOKING STATEMENTS. The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2000 compliance program, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.


ITEM 7A.  QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Corporation's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity." The Corporation's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:                                 PAGE
     ----------------------------------------------------                                  ----
     Independent Auditor's Report                                                           32

     Management's Responsibility for Financial Reporting                                    33

     Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of
          December 31, 1998 and 1997                                                        34

     Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries
          for the Years Ended December 31, 1998, 1997 and 1996                              35

     Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and
          Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996
          (Consolidated and Parent Company Only)                                            36

     Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries
          for the Years Ended December 31, 1998, 1997 and 1996                              37

     Notes to Consolidated Financial Statements                                           38-54

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Stovall, Grandey, & Whatley

STOVALL, GRANDEY, & WHATLEY


Fort Worth, Texas
January 22, 1999

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

           PHILIP E. NORWOOD                      JEFFREY M. HARP
         CHAIRMAN OF THE BOARD                       PRESIDENT



                               /s/ Bob G. Scott

                                 BOB G. SCOTT
                           EXECUTIVE VICE PRESIDENT
                          AND CHIEF OPERATING OFFICER

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                      1998             1997
                                                                    --------         --------
ASSETS                                                                     (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                    $ 26,735         $ 30,487
FEDERAL FUNDS SOLD                                                    38,706           35,760
INVESTMENT SECURITIES - NOTE 2
  Securities Available-for-Sale, at fair value                       121,417           60,476
  Securities Held-to-Maturity, at cost (fair value
    of $26,959,000 and $45,360,000 at
    December 31, 1998 and 1997, respectively)                         26,595           45,151
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                    305,833          276,069
    Allowance for Loan Losses                                         (4,724)          (4,065)
                                                                    --------         --------
       LOANS, NET                                                    301,109          272,004

PREMISES AND EQUIPMENT, NET - NOTE 4                                   9,082            7,916
ACCRUED INCOME RECEIVABLE                                              3,823            3,442
OTHER REAL ESTATE - NOTE 5                                               281              151
OTHER ASSETS - NOTE 10                                                5 ,016            4,407
                                                                    --------         --------

TOTAL ASSETS                                                        $532,764         $459,794
                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                        $141,170         $126,398
  Interest-Bearing                                                   324,330          275,326
                                                                    --------         --------

       TOTAL DEPOSITS                                                465,500          401,724

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - NOTE 7               17,839           14,689
ACCRUED INTEREST PAYABLE                                               1,037              678
OTHER LIABILITIES                                                      2,153            1,591
                                                                    --------         --------

       TOTAL LIABILITIES                                             486,529          418,682
                                                                    --------         --------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13, 15 and 17

SHAREHOLDERS' EQUITY - NOTES 12, 14, 18 and 19
  Common Stock - $1.25 par value; 20,000,000 shares authorized;
     6,471,827 and 6,501,332 shares issued and outstanding
     at December 31, 1998 and 1997, respectively                       8,090            8,127
  Capital Surplus                                                      6,329            6,251
  Retained Earnings                                                   31,271           26,491
  Accumulated Other Comprehensive Income-Unrealized Gain on
     Available-for-Sale Investment Securities, Net of Tax                560              243
  Treasury Stock at Cost (800 shares at December 31, 1998)               (15)             -0-
                                                                    --------         --------

       TOTAL SHAREHOLDERS' EQUITY                                     46,235           41.112
                                                                    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $532,764         $459,794
                                                                    ========         ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
                                                       (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                              $28,000       $24,063       $19,274
  Interest and Dividends on Investment Securities:
    Taxable                                                 6,963         6,878         7,405
    Exempt from Federal Income Taxes                           50            23             1
  Interest on Federal Funds Sold                            2,052         1,008           897
                                                          -------       -------       -------

       TOTAL INTEREST INCOME                               37,065        31,972        27,577
                                                          -------       -------       -------

INTEREST EXPENSE
  Interest on Deposits - NOTE 6                            12,786        10,773         9,243
  Interest on Securities Sold Under
    Agreements to Repurchase                                  692           528           528
                                                          -------       -------       -------

       TOTAL INTEREST EXPENSE                              13,478        11,301         9,771
                                                          -------       -------       -------

       NET INTEREST INCOME                                 23,587        20,671        17,806

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                      785           900           819
                                                          -------       -------       -------

       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                           22,802        19,771        16,987
                                                          -------       -------       -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                      2,018         1,890         1,645
  Net Gain (Loss) on Sale of Investment Securities             35            (1)          (14)
  Other Income                                              1,797         1,376         1,345
                                                          -------       -------       -------

       TOTAL NON-INTEREST INCOME                            3,850         3,265         2,976
                                                          -------       -------       -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                            8,576         7,524         6,753
  Occupancy Expense - Net                                     928           774           772
  Furniture and Equipment Expense                           1,150           919           800
  Other Real Estate Owned (Income) Expense - Net               (1)          (63)           10
  Other Expense - NOTE 9                                    3,520         3,164         2,582
                                                          -------       -------       -------

       TOTAL NON-INTEREST EXPENSE                          14,173        12,318        10,917
                                                          -------       -------       -------

       INCOME BEFORE INCOME TAXES                          12,479        10,718         9,046

APPLICABLE INCOME TAXES - NOTE 10                           4,333         3,678         3,103
                                                          -------       -------       -------

       NET INCOME                                         $ 8,146       $ 7,040       $ 5,943
                                                          =======       =======       =======
       NET INCOME PER SHARE - NOTE 14
          Basic                                          $   1.25       $  1.09       $   .93
          Diluted                                            1.20          1.04           .90

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                                                                              Income -
                                                                                           Net Unrealized
                                                                                           Gain (Loss) on                 Total
                                               Common Stock          Capital     Retained     Investment   Treasury    Shareholders'
                                           ---------------------
                                          Shares           Amount    Surplus     Earnings     Securities     Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
                                    (Dollars in Thousands, Except Per Share Data)
BALANCE AT
JANUARY 1, 1996                            3,149,886   $    3,937   $    6,078   $   19,776   $      334   $      -0-   $   30,125

Stock Options Exercised                       92,150          115           58                                                 173
Purchases of Stock Held
 in Treasury                                                                                                     (157)        (157)
Retirement of Stock
 Held in Treasury                             (9,000)         (11)                     (146)                      157          -0-
Cash Dividend -
 $.14 Per Share                                                                        (898)                                  (898)
Net Income for
 Year Ended 1996                                                                      5,943                                  5,943
Securities Available-
 for-Sale Adjustment                                                                                (106)                     (106)
                                                                                                                        ----------
Total Comprehensive
 Income                                                                                                                      5,837
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT
DECEMBER 31, 1996                          3,233,036        4,041        6,136       24,675          228          -0-       35,080

Stock Options Exercised                       21,790           28          115                                                 143
Two-for-One Stock Split                    3,246,506        4,058                    (4,058)
Cash Dividend -
 $.18 Per Share                                                                      (1,166)                                (1,166)
Net Income for
 Year Ended 1997                                                                      7,040                                  7,040
Securities Available-
 for-Sale Adjustment                                                                                  15                        15
                                                                                                                        ----------
Total Comprehensive
 Income                                                                                                                      7,055
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT
DECEMBER 31, 1997                          6,501,332        8,127        6,251       26,491          243          -0-       41,112

Stock Options Exercised                       72,195           90           78                                                 168
Purchases of Stock Held
 in Treasury                                                                                                   (1,948)      (1,948)
Retirement of Stock
 Held in Treasury                           (101,700)        (127)                   (1,806)                    1,933
Cash Dividend -
 $.24 Per Share                                                                      (1,560)                                (1,560)
Net Income for
 Year Ended 1998                                                                      8,146                                  8,146
Securities Available-
 for-Sale Adjustment                                                                                 317                       317
                                                                                                                        ----------
Total Comprehensive
 Income                                                                                                                      8,463
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT
DECEMBER 31, 1998                          6,471,827   $    8,090   $    6,329   $   31,271   $      560   $       (15) $   46,235
                                          ==========   ==========   ==========   ==========   ==========   ===========  ==========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)                                                                  YEAR ENDED DECEMBER 31,
----------------------                                                          ---------------------------------------
                                                                                   1998           1997          1996
                                                                                   ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                     $   8,146      $   7,040      $   5,943
                                                                                ---------      ---------      ---------
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization                                                    1,037            840            762
   Net Premium Amortization (Accretion) of Investment Securities                      (31)            97            310
   Provision for Loan Losses                                                          785            900            819
   Deferred Federal Income Taxes (Benefit)                                           (465)          (233)          (137)
   Net (Gain) Loss on Sale of Investment Securities                                   (35)             1             14
   Writedown of Other Real Estate                                                      -0-             4             12
   Net Gain From Sale of Other Real Estate                                             (2)           (21)            -0-
   Net (Gain) Loss on Sale of Premises and Equipment                                   (3)            12             (1)
   Increase in Accrued Income and Other Assets                                       (523)        (2,330)          (292)
   Increase in Accrued Expenses and Other Liabilities                                 921            333            280
                                                                                ---------      ---------      ---------

                                 TOTAL ADJUSTMENTS                                  1,684           (397)         1,767
                                                                                ---------      ---------      ---------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES                       9,830          6,643          7,710
                                                                                ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (Increase) Decrease in Federal Funds Sold                                     (2,946)       (15,410)         5,330
 Proceeds from Matured and Prepaid Investment Securities
  . Held-to-Maturity                                                               21,627         21,486         20,001
  . Available-for-Sale                                                             63,334         14,906         20,486
 Proceeds from Sales of Investment Securities                                      11,992          4,506         14,527
  . Held-to-Maturity
  . Available-for-Sale                                                            (20,644)       (12,884)       (19,174)
 Loans Originated and Principal Repayments, Net                                  (118,148)       (16,702)       (33,969)
 Recoveries of Loans Previously Charged-Off                                       (30,482)       (56,363)       (42,171)
Proceeds for Sale of Premises and Equipment                                           217            439            115
 Proceeds from Sale of Other Real Estate                                                6              1              1
 Purchases of Premises and Equipment                                                   82             32             -0-
                                                                                   (2,206)        (1,664)          (710)
                                                                                ---------      ---------      ---------

                         NET CASH USED BY INVESTING ACTIVITIES                    (77,168)       (61,653)       (35,564)
                                                                                ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Demand Deposits, Savings
  Accounts and Interest Bearing Transaction Accounts                               60,585         41,081         36,011
 Net Increase (Decrease) in Certificates of Deposit                                 3,191         15,620         (1,097)
 Net Increase (Decrease) in Repurchase Agreements                                   3,150          1,480           (319)
 Payments of Cash Dividends                                                        (1,560)        (1,166)          (898)
 Proceeds from Stock Options Exercised                                                168            143            173
 Purchase of Treasury Stock                                                        (1,948)            -0-          (157)
                                                                                ---------      ---------      ---------

                    NET CASH PROVIDED BY FINANCING ACTIVITIES                      63,586         57,158         33,713
                                                                                ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                 (3,752)         2,148          5,859

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                                        30,487         28,339         22,480
                                                                                ---------      ---------      ---------

CASH AND DUE FROM BANKS - END OF YEAR                                           $  26,735      $  30,487      $  28,339
                                                                                =========      =========      =========

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
 Interest Paid                                                                  $  13,120      $  11,260      $   9,769
 Income Taxes Paid                                                                  4,815          3,876          3,285
 Other Real Estate Acquired in Settlement of Loans                                    210             -0-            65



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

CASH AND DUE FROM BANKS
-----------------------
The Subsidiary Banks are required to maintain certain restricted balances at the Federal Reserve Bank based on their level of deposits. During 1998 the average cash balance maintained at the Federal Reserve Bank was approximately $678,000. Compensating balances held at correspondent banks to minimize service charges averaged approximately $16,668,000 in 1998.

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

The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's credit worthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In 1998 and 1997 the Corporation held no securities that would have been classified as trading securities.

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

FEDERAL INCOME TAXES
--------------------
The Corporation joins with its subsidiaries in filing a consolidated federal income tax return. The subsidiaries pay the Corporation a charge equivalent to their current federal income tax based on the separate taxable income of the subsidiaries.

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

RECLASSIFICATION
----------------
Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
-----------------------------------------------
Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per share," requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS 128. Outstanding stock options issued by the Corporation represent the only dilutive effect reflected in diluted weighted average shares.

NOTE 2 - INVESTMENT SECURITIES

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                    December 31, 1998
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $ 11,990      $  306       $ -0-    $ 12,296
  U.S. Government Agencies
   and Corporations                                      14,031          60          (7)     14,084
Obligations of States and Political Subsidiaries            574           5         -0-         579
                                                       --------      ------       -----    --------

     Total Held-to-Maturity Securities                   26,595         371          (7)     26,959
                                                       --------      ------       -----    --------


Investment Securities - Available-for-Sale
  U.S. Treasury Securities                               29,039         643         -0-      29,682
  U.S. Government Agencies
   and Corporations                                      73,517         330         (87)     73,760
  U.S. Government Agency
   Mortgage Backed Securities                            16,485          15         (60)     16,440
  Obligations of States and Political Subsidiaries          455           8         -0-         463
  Federal Reserve Bank and Federal
   Home Loan Bank Stock                                   1,072         -0-         -0-       1,072
                                                       --------      ------       -----    --------

     Total Available-for-Sale Securities                120,568         996        (147)    121,417
                                                       --------      ------       -----    --------

          Total Investment Securities                  $147,163      $1,367       $(154)   $148,376
                                                       ========      ======       =====    ========

In the above schedule, the amortized cost of Total Held-to-Maturity Securities of $26,595,000 and the estimated fair value of Total Available-for-Sale Securities of $121,417,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1998 for a total of $148,012,000. A net unrealized gain of $849,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

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
                                                     ========        ====       =====    ========

In the above schedule, the amortized cost of Total Held-to-Maturity Securities of $45,151,000 and the estimated fair value of Total Available-for-Sale Securities of $60,476,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1997 for a total of $105,627,000. A net unrealized gain of $369,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 1998, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                       December 31, 1998
                           -----------------------------------------
                            Held-to-Maturity     Available-for-Sale
                           -------------------  --------------------
                           Amortized    Fair    Amortized    Fair
                             Cost      Value      Cost       Value
                           ---------  --------  ---------  ---------
Due in One Year or Less      $ 3,283   $ 3,294   $ 42,671   $ 42,761
Due after One Year
  through Five Years          22,301    22,651     45,775     46,540
Due after Five Years
  through Ten Years            1,011     1,014     18,260     18,296
Due after Ten Years              -0-       -0-     13,862     13,820
                             -------   -------   --------   --------

Total                        $26,595   $26,959   $120,568   $121,417
                             =======   =======   ========   ========

Included in the investment securities is $15,745,000 and $11,104,000 at December 31, 1998 and December 31, 1997, respectively, of mortgage-backed securities having stated maturities after five years. The estimated maturities on these securities are between two and twelve years as of December 31, 1998, based on estimated prepayments of the underlying mortgages.

Investment securities with carrying values of $44,567,000 and $34,663,000 at December 31, 1998 and 1997, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $44,849,000 and $34,823,000 at December 31, 1998 and 1997, respectively.

Proceeds from sales of investment securities were $11,992,000 during 1998, $4,506,000 during 1997 and $14,527,000 during 1996. In 1998, gross gains from sale of securities of $35,000 were realized. In 1997, gross losses from sale of securities of

$3,000 were realized, but were partially offset by gross gains of $2,000. In 1996, gross losses from sale of securities of $27,000 were realized but were partially offset by gross gains of $13,000. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation or subsidiaries do not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1998 and 1997, respectively.

Effective October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At the effective date, the Corporation transferred approximately $17,448,000 of securities from Held-to-Maturity to Available-for-Sale classification. At the time of transfer the securities had an approximate unrealized gain of $349,000.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                  December 31,
                             ----------------------
                                1998        1997
                             ----------  ----------
Commercial                    $133,066    $127,800
Real Estate Mortgage           100,421      90,638
Real Estate Construction        40,456      26,290
Loans to Individuals            32,388      32,003
Less:  Unearned Discount          (498)       (662)
                              --------    --------
                               305,833     276,069
Allowance for Loan Losses       (4,724)     (4,065)
                              --------    --------

             Loans, Net       $301,109    $272,004
                              ========    ========

At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $4,596,000 and $1,652,000, respectively. These loans were on non-accrual status. The related allowance for loan losses for these loans was $1,052,000 and 349,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 1998 was approximately $4,954,000.
For 1998 the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $5,049,000, $2,112,000, and $1,102,000 at December 31, 1998, 1997
and 1996 respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $537,000 for 1998, $272,000 for 1997 and $111,000 for 1996. Interest income on those loans included in net income was $312,000 for 1998, $154,000 for 1997 and $30,000 for 1996.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                      Year Ended December 31,
                                    ----------------------------
                                      1998      1997      1996
                                    --------  --------  --------
Balance, Beginning of Year           $4,065    $2,972    $2,500
Provision, Charged to Income            785       900       819
Loans Charged Off                      (343)     (246)     (462)
Recoveries of Loans Previously
 Charged Off                            217       439       115
                                     ------    ------    ------

    Net Charge-Offs/(Recoveries)       (126)      193      (347)
                                     ------    ------    ------

Balance, End of Year                 $4,724    $4,065    $2,972
                                     ======    ======    ======


NOTE 4 - PREMISES AND EQUIPMENT

The investment in premises and equipment stated at cost and net of accumulated depreciation and amortization is as follows (in thousands):

                                                                   December 31,
                                                  --------------------------------------------------------
                                                       1998                 1997                 1996
                                                  -------------        --------------        -------------
Land                                                 $ 2,783              $ 1,446               $ 1,446
Buildings and Improvements                             7,537                7,532                 7,375
Furniture and Equipment                                7,234                6,661                 5,182
                                                     -------              -------               -------
    Total Cost                                        17,554               15,639                14,003

Less:  Accumulated Depreciation and Amortization       8,472                7,723                 6,898
                                                     -------              -------               -------

    Net Book Value                                   $ 9,082              $ 7,916               $ 7,105
                                                     =======              =======               =======

Depreciation and amortization charged to expense amounted to $1,037,000, $840,000 and $762,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, the Corporation and subsidiaries had certain noncancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

    1999          $  402
    2000             437
    2001             430
    2002             430
    2003             440
    Thereafter     4,021

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                                          Year Ended December 31,
                         ---------------------------------------------------------
                          1998                     1997                      1996
                         -------                  ------                    ------
Total Rental Income        $ 359                   $ 365                     $ 344
Less: Rental Expense         350                     272                       245
                           -----                   -----                     -----

    Net Rental Income      $   9                   $  93                     $  99
                           =====                   =====                     =====

NOTE 5 - OTHER REAL ESTATE

The carrying value of other real estate was as follows (in thousands):

                                              December 31,
                         ------------------------------------------------
                         1998                  1997                1996
                         -----                ------               ------
Other Real Estate        $ 281                $ 185                $ 201
Valuation Reserve          -0-                  (34)                 (35)
                         -----                -----                -----

Net Other Real Estate    $ 281                $ 151                $ 166
                         =====                =====                =====

Transactions in the valuation reserve are summarized as follows (in thousands):

                                  Year Ended December 31,
                                --------------------------
                                 1998      1997      1996
                                -------   ------    ------
Balance, Beginning of Year        $  35    $  35     $  35
Provisions Charged to Income        -0-      -0-       -0-
Reductions from Sales                35        1       -0-
                                  -----    -----     -----

Balance, End of Year              $ -0-    $  34     $  35
                                  =====    =====     =====

Direct writedowns of other real estate charged to income were: 1998 - $-0-, 1997
- $4,000, and 1996 - $12,000.


NOTE 6 - DEPOSITS AND RELATED EXPENSE

At December 31, 1998, 1997 and 1996, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                                Deposits                   Interest Expense
                                -----------------------------------------  -----------------
                                  1998       1997       1996       1998      1997     1996
                                ---------  ---------  ---------  --------  --------  -------
Noninterest-Bearing
 Demand Deposits                 $141,170   $126,398   $103,695

Interest-Bearing Deposits:
 Interest-Bearing
   Transaction Accounts           151,557    133,139    119,316   $ 5,186   $ 4,599   $3,853
 Savings                           81,503     54,107     49,048     2,972     2,135    1,871
 Savings Certificates - Time       53,394     51,685     47,025     2,631     2,434    2,292
 Certificates of Deposit
   $100,000 or More                37,099     35,690     25,434     1,948     1,572    1,208
 Other                                777        705        505        49        33       19
                                 --------   --------   --------   -------   -------   ------

 Total                            324,330    275,326    241,328   $12,786   $10,773   $9,243
                                 --------   --------   --------   =======   =======   ======

Total Deposits                   $465,500   $401,724   $345,023
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


NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (dollars in thousands):

                                                         December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Securities Sold Under Repurchase Agreements:
 Average                                         $15,742    $11,668    $12,181
 Year-end                                         17,839     14,689     13,209
 Maximum Month-End Balance During Year            19,354     15,263     14,453
Interest Rate
 Average                                            4.40%      4.45%      4.33%
 Period-End                                         3.83       4.55       4.35

NOTE 8 - NOTES PAYABLE

The note payable at the Parent Company is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements. The note balance at December 31, 1998 and 1997, was $762,000 and $859,000, respectively. This note matures December 15, 1999 and is secured by banking premises. The interest rate at December 31, 1998 was 7.75% and is fixed annually on the note's anniversary date.

The fair value of the note payable is it's carrying value since the note is a variable rate loan and the note is adjusted annually in December of each year at prime rate.

On July 15, 1998, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 1999, whereupon, if balances are outstanding the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There have been no borrowings to date on these lines of credit.


NOTE 9 - OTHER NON-INTEREST EXPENSE

The significant components of other non-interest expense are presented below (in thousands):

                                                  Year Ended December 31,
                                        ---------------------------------------------
                                             1998           1997            1996
                                        -------------  --------------  --------------
Business Development                         $  611         $  588          $  426
Legal and Professional Fees                     511            496             442
Printing and Supplies                           387            373             303
Regulatory Fees and Assessments                 169            160             134
Other                                         1,842          1,547           1,277
                                             ------         ------          ------

Total                                        $3,520         $3,164          $2,582
                                             ======         ======          ======

NOTE 10 - INCOME TAXES

The consolidated provision for income taxes consists of the following (in thousands):

                                                             Year Ended December 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
Federal Income Tax Expense
 Current                                                 $4,798      $3,911      $3,240
 Deferred                                                  (465)       (233)       (137)
                                                         ------      ------      ------

  Total Federal Income Tax Expense                       $4,333      $3,678      $3,103
                                                         ======      ======      ======

   Effective Tax Rates                                     34.7%       34.3%       34.3%
                                                         ======      ======      ======

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Federal Income Taxes at Statutory Rate of 34%     $4,278    $3,644    $3,076
Effect of Tax Exempt Interest Income                 (19)      (12)       (8)
Nondeductible Expenses                                58        47        39
Other                                                 16        (1)       (4)
                                                  ------    ------    ------

 Income Taxes Per Income Statement                $4,333    $3,678    $3,103
                                                  ======    ======    ======

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                      December 31,
                                                  -------------------
                                                    1998      1997
                                                  --------  ---------
Current Tax Asset (Liability)                       $  10     $  (7)
Deferred Tax Asset                                    973       672
                                                    -----     -----

    Total Included in Other Assets                  $ 983     $ 665
                                                    =====     =====

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                            Year Ended December 31,
                                                      -----------------------------------
                                                         1998        1997         1996
                                                      ----------  ----------  -----------
Federal Deferred Tax Assets:
 Allowance for Loan Losses                              $1,107      $  831      $ 525
 Valuation Reserves - Other Real Estate                      1          36         60
 Interest on Non-accrual Loans                             199          66         46
 Deferred Compensation                                     414         359        260
 Other                                                      18          43         63
                                                        ------      ------      -----


 Gross Federal Deferred Tax Assets                       1,739       1,335        954
                                                        ------      ------      -----

Federal Deferred Tax Liabilities:
 Depreciation and Amortization                             301         228        217
 Accretion                                                  78         165         97
 Unrealized Gains on Available-for-Sale Securities         289         125        117
 Other                                                      98         145         74
                                                        ------      ------      -----

 Gross Federal Deferred Tax Liabilities                    766         663        505
                                                        ------      ------      -----

 Net Deferred Tax Asset                                 $  973      $  672      $ 449
                                                        ======      ======      =====

NOTE 11 - RELATED PARTY TRANSACTIONS

During 1998 and 1997 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.
A summary of these transactions follows (in thousands):

                                           Balance at                Net
                                           Beginning      Net      Amounts    Balance at
                                            of Year    Additions  Collected   End of Year
                                           ----------  ---------  ----------  -----------
For the Year ended December 31, 1998:
22 Directors and Officers                    $3,443     $1,494    $(2,089)       $2,848

For the Year ended December 31, 1997:
22 Directors and Officers                    $3,819     $1,011    $(1,387)       $3,443

NOTE 12 - STOCK OPTION PLAN

The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, ("the Plans"). Each Plan has reserved 600,000 shares (adjusted for two-for-one stock splits in 1995 and 1997) of common stock for grants thereunder. The Plans provide for the granting to executive management and other key employees of Summit Bancshares, Inc. and subsidiaries incentive stock options, as defined under the current tax law. The options under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period. Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

The following is a summary of transactions (adjusted for stock splits) for the years presented:

                                                             Year Ended December 31,
                                         ----------------------------------------------------------------
                                                 1998                 1997                  1996
                                         -------------------  --------------------  ---------------------
                                                   Wtd. Avg.             Wtd. Avg.              Wtd. Avg.
                                          Shares   Ex. Price   Shares    Ex. Price    Shares    Ex. Price
                                         --------  ---------  ---------  ---------  ----------  ---------
Outstanding, Beginning of Year           543,112      $ 6.77   464,100      $ 4.57    602,800      $ 2.96
Granted                                    3,000       19.25   118,752       14.58     59,600       10.38
Exercised                                (78,995)       3.76   (35,260)       4.04   (196,300)       1.43
Canceled                                  (5,400)      17.54    (4,480)       6.62     (2,000)       3.00
                                         -------              --------              ---------

Outstanding, End of Year                 461,717      $ 7.24   543,112      $ 6.77    464,100      $ 4.57
                                         =======              ========              =========

Exercisable at End of Year               354,825        5.66   375,510      $ 4.60    323,700      $ 3.67

Weighted Average Fair Value of
  Options Granted During the Year         $19.25                            $14.58    $10.375

The options outstanding at December 31, 1998, have exercise prices between $3.00
and $19.25 with a weighted average exercise price of $             and a
weighted average remaining contractual life of          years.  Stock options
have been adjusted retroactively for the effects of stock dividends.

The Corporation accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1998 and 1997. The fair value of the options granted in 1997 and 1998 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.48% and 6.10% respectively, expected dividend yield of 2.0% and 2.4%, respectively, and expected life of 6.5 years and expected volatility 29.7% and 29.2%, respectively.


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

The amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                       December 31,  December 31,
                                                                           1998          1997
                                                                         Contract      Contract
                                                                          Amount        Amount
                                                                       ------------  ------------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
    Loan commitments including unfunded lines of credit                    $106,806       $94,942
    Standby letters of credit                                                 2,155         4,568

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

                                        1998        1997        1996
                                     ----------  ----------  ----------
Net income                           $    8,146  $    7,040  $    5,943
                                     ==========  ==========  ==========
Weighted average number of common
 shares used in Basic EPS             6,496,595   6,478,795   6,398,960
Effect of dilutive stock options        316,702     321,081     314,079
                                     ----------  ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,813,297   6,799,876   6,713,039
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

Effective August 31, 1998, the accrual of benefits under this plan were suspended. In February 1999, the Board of Directors chose to terminate the plan effective April 15, 1999. The assets held in trust will be distributed to the plan participants in 1999 under terms of the plan.

Funding for the plan is provided by employer contributions to trust funds in amounts determined by actuarial assumption and valuation of the plan.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                           1998      1997
                                                                         --------  --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $1,719 in 1998 and $2,240 in 1997                          $1,852    $2,420
                                                                          ======    ======

 Projected benefit obligation for service rendered to date                $2,958    $3,035
Plan assets at fair value, primarily listed stocks and U.S. bonds          2,176     2,883
                                                                          ------    ------
Plan assets in excess of projected benefit obligation                        782       152
Unrecognized net loss from past experience different from that
   assumed and effects of changes in assumptions                            (930)     (396)
Prior service cost not yet recognized in net periodic pension cost           (10)      (12)
                                                                          ------    ------

 Prepaid pension cost included in other assets                            $  158    $  232
                                                                          ======    ======

Net pension expense included the following components (in thousands):

                                                                                  Year ended December 31,
                                                                          ---------------------------------------
                                                                            1998            1997           1996
                                                                          --------        --------       --------
Service cost for benefits earned during the period                          $  355          $  227         $  195
Interest cost on projected benefit obligation                                  170             157            131
Less: Actual return on plan assets, net of expenses                           (126)           (196)          (153)
Net amortization and deferral                                                   39               5             (2)
                                                                            ------          ------         ------

 Net periodic pension expense                                               $  438          $  193         $  171
                                                                            ======          ======         ======

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1998 were 7 percent and 6 percent, respectively. The expected long-term rate of return on plan assets was 7 percent.

During 1998 and 1997 the Corporation contributed $407,000 and $370,000 to the plan, respectively.

401(K) PLAN
-----------
The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1998 or 1997.

MANAGEMENT SECURITY PLAN
------------------------
In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations in 1998, 1997, and 1996 for such future obligations was $237,000, $276,000, and $239,000, respectively.

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

NOTE 16- DIVIDENDS FROM SUBSIDIARIES

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 1999 the Subsidiary Banks can legally initiate dividend payments of $10,081,000 plus an additional amount equal to their net profits, as defined, for 1999 to the date of any such dividend payment. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized.

Internal dividend policies limit dividends paid by Subsidiary Banks if their equity capital levels fall below certain minimums determined by the respective Boards of Directors.


NOTE 17 - LITIGATION

Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.


NOTE 18 - STOCK SPLIT

In October 1997, the Board of Directors of the Corporation approved a two-for-one stock split of the Corporation's common stock to be effected as a 100% stock dividend. The split was paid in December 1997. All references in the accompanying financial statements regarding stock options and per share data for prior periods have been restated to reflect the stock split.


NOTE 19 - STOCK REPURCHASE PLAN

On April 21, 1998 the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 325,654 shares of the Corporation's common stock over the following twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. In 1998, 102,500 shares were purchased on the open market.

Under similar programs approved by the Board in the years 1994 through 1997, 188,680 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995 and 1997.


NOTE 20 - REGULATORY CAPITAL COMPLIANCE

The Corporation and Subsidiary Banks are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial
statement.   Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 1998 and 1997, the Corporation's and Subsidiary Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loans losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

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

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as "well capitalized." A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ration of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and Subsidiary Banks currently exceed all minimum capital requirements and are considered to be "well capitalized", the highest rating, by the regulatory authorities. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 1998.

The Corporation's regulatory capital position was as follows:

                                                             Actual,             Minimum Required,
                                                          December 31,             December 31,
                                                 ----------------------------   ------------------
                                                     1998            1997               1998
                                                 -------------  -------------   ----------------
Total Qualifying Capital to Risk-Based Assets        15.06%         15.06%              8.00%
Tier I Capital to Risk-Based Assets                  13.81          13.81               4.00
Tier I Capital to Average Assets (Leverage)           8.52           8.83               3.00

NOTE 21 - SUBSEQUENT EVENTS

On January 19, 1999, the Board of Directors of Summit Bancshares, Inc. approved a quarterly dividend of $.08 per share to be paid on February 16, 1999 to shareholders of record on February 1,1999.


NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

The Corporation adopted Statement of Financial Accounting Standards Board No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") effective January 1, 1998. This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting called "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

Reportable segments are based on products and services, geography, legal structure, management structure and any other in which management disaggregates a company. Based on the "management approach" model, the Corporation has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its consolidated financial statements.


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

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                        December 31,
                                           --------------------------------------
                                                  1998                1997
                                           ------------------  ------------------
                                           Carrying    Fair    Carrying    Fair
                                            Amount    Value     Amount    Value
                                           --------  --------  --------  --------
Financial Assets
 Cash and due from banks                   $ 26,735  $ 26,735  $ 30,487  $ 30,487
 Federal funds sold                          38,706    38,706    35,760    35,760
 Securities                                 148,012   148,376   105,627   105,836
 Loans                                      305,833   306,790   276,069   276,663

Financial Liabilities
 Deposits                                   465,500   465,858   401,724   401,957
 Securities sold under repurchase
   agreements                                17,839    17,845    14,689    14,689

Off-balance Sheet Financial Instruments
 Loan commitments                                     106,806              94,942
 Letters of credit                                      2,155               4,568

NOTE 24 - COMPREHENSIVE INCOME

The Corporation has adopted Statement of Financial Accounting Standards Board No. 130, "Reporting Comprehensive Income". The statement requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                    December 31,
                                             ---------------------------
                                               1998     1997      1996
                                             --------  -------  --------
  Net Income                                   $8,146   $7,040   $5,943
  Other Comprehensive Income:
     Unrealized Gain (Loss) on Securities
   Available-for-Sale, Net of Tax                 317       15     (106)
                                               ------   ------   ------

      Comprehensive Income                     $8,463   $7,055   $5,837
                                               ======   ======   ======

NOTE 25- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

                                                                       December 31,
                                                                 -----------------------
                                                                     1998        1997
                                                                 ----------  -----------
ASSETS                                                             (In Thousands)
CASH IN SUBSIDIARY BANKS
  Demand                                                            $   100    $ 1,110
  Time                                                                  833        811
INVESTMENTS IN SUBSIDIARIES
  Bank Subsidiaries                                                  42,877     36,989
  Non-Bank Subsidiary                                                   371        388
NOTE RECEIVABLE FROM SUBSIDIARY                                         495        500
PREMISES AND EQUIPMENT - NET                                          1,654      1,776
OTHER ASSETS                                                          1,996      1,619
                                                                    -------    -------

     TOTAL ASSETS                                                   $48,326    $43,193
                                                                    =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Notes Payable                                                     $   762    $   859
  Other Liabilities                                                   1,329      1,222

SHAREHOLDERS' EQUITY                                                 46,235     41,112
                                                                    -------    -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $48,326    $43,193
                                                                    =======    =======


STATEMENTS OF INCOME                                       Year Ended December 31,
                                                     -----------------------------------
                                                        1998         1997         1996
                                                     ---------    ---------    ---------
                                                               (In Thousands)
INCOME
  Dividends from Subsidiaries                        $3,200        $ 3,000     $ 2,000
  Interest                                               76             33          18
  Other Income                                          188            322         417
                                                     ------        -------     -------

     TOTAL INCOME                                     3,464          3,355       2,435
                                                     ------        -------     -------
EXPENSES
  Interest                                               70             76          88
  Salaries and Employee Benefits                        752            845         795
  Occupancy and Furniture-Net                            (6)           (44)          4
  Other Expense                                         347            262         293
                                                     ------        -------     -------

     TOTAL EXPENSE                                    1,163          1,139       1,180
                                                     ------        -------     -------

     INCOME BEFORE INCOME TAX BENEFIT AND
     EQUITY IN UNDISTRIBUTED EARNINGS
     OF SUBSIDIARIES                                  2,301          2,216       1,255

INCOME TAX BENEFIT                                      291            262         244
                                                     ------        -------     -------

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
     EARNINGS OF SUBSIDIARIES                         2,592          2,478       1,499

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES      5,554          4,562       4,444
                                                     ------        -------     -------

     NET INCOME                                      $8,146        $ 7,040     $ 5,943
                                                     ======        =======     =======

STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                       -----------------------------------
                                                          1998         1997         1996
                                                       ---------    ---------    ---------
                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                            $ 8,146     $ 7,040      $ 5,943
   Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating Activities:
         Depreciation and Amortization                       137         134          140
         Deferred Federal Income Taxes                        81          71           77
         Undistributed Earnings of Subsidiaries           (5,554)     (4,562)      (4,444)
         Increase in Other Assets                           (350)       (167)        (403)
         Increase (Decrease) in Other Liabilities            107        (150)         293
                                                         -------     -------      -------

            NET CASH PROVIDED BY OPERATING ACTIVITIES      2,567       2,366        1,606

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Funding to Non-Bank Subsidiary                        (105)       (440)         -0-
  Purchases of Premises and Equipment                        (13)        (46)        (117)
                                                         -------     -------      -------

            NET CASH USED BY INVESTING ACTIVITIES           (118)       (486)        (117)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Notes Payable                        (97)        (92)         (80)
  Payments of Cash Dividends                              (1,560)     (1,166)        (898)
  Receipts from Stock Options Exercised                      168         143          173
  Purchase of Treasury Stock                              (1,948)        -0-         (157)
                                                         -------     -------      -------

            NET CASH USED BY FINANCING ACTIVITIES         (3,437)     (1,115)        (962)
                                                         -------     -------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (988)        765          527

CASH AND CASH EQUIVALENTS - BEGINNING
  OF YEAR                                                  1,921       1,156          629
                                                         -------     -------      -------

CASH AND CASH EQUIVALENTS - END OF YEAR                  $   933     $ 1,921      $ 1,156
                                                         =======     =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1998.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 2 through 9 of the Corporation's Proxy Statement dated March 19, 1999, relating to the 1999 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 10 through 12 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 11 and 12 of Part I of this report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 13 through 22 of the Corporation's Proxy Statement dated, March 19, 1999 relating to the 1999 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 10 through 12 of the Corporation's Proxy Statement dated March 19, 1999, relating to the 1999 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 10 through 12 of the Corporation's Proxy Statement dated March 19, 1999, relating to the 1999 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 24 of the Corporation's Proxy Statement dated March 19, 1999, relating to the 1999 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  FINANCIAL STATEMENTS.  The following financial statements are included
          --------------------
          in Part II, Item 8:

          Independent Auditor's Report

          Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997

          Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996

          Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996 (Consolidated and Parent Company Only)

          Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1998, 1997 and 1996

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

     (3)  EXHIBITS.  The following exhibits are filed as a part of this report:
          --------

          3(a) Restated Articles of Incorporation of the Corporation as of July 21, 1998.**

          3(b) Amended and Restated Bylaws of the Corporation dated April 21, 1998.**

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

          10(k) First Amendment dated July 15, 1996 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).*

          10(l) 1997 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Annex I to the Corporation's Proxy Statement for Annual Meeting of Shareholders, dated March 17, 1997.*

          10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank.*

          10(n) Second Lease Amendment and Extension Agreement to the Lease Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant.*

          10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated November 6, 1997, between Summit Community Bank, N.A. and Innovative Developers, Inc.*

          10(p) Lease Agreement dated November 6, 1997 between Summit Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord.*

          10(q) Second Amemdment dated July 8, 1998 to Lease Agreement dated February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant.**

          10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank.**

          21     Subsidiaries of the Corporation.

          23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

          27     Financial Data Schedule.


(b)       REPORTS ON FORM 8-K.
          -------------------

          The Corporation did not file during the last quarter covered by this report any reports on Form 8-K.

___________________________
* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.

**   File herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUMMIT BANCSHARES, INC.



DATE: March 19, 1999                     By: /s/ Philip E. Norwood
                                             -------------------------------
                                              Philip E. Norwood, Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 19th day of March, 1999.


          SIGNATURE                           TITLE
          ---------                           -----


/s/ Philip E. Norwood                    Chairman and Director
----------------------------------
Philip E. Norwood                        (Principal Executive Officer)


/s/ Bob G. Scott                         Chief Operating Officer, Executive
----------------------------------
Bob G. Scott                             Vice President, Secretary and Treasurer
                                         (principal financial officer and
                                         principal accounting officer)


/s/ Jeffrey M. Harp                      President and Director
----------------------------------
Jeffrey M. Harp


/s/ Robert E. Bolen                      Director
----------------------------------
Robert E. Bolen


/s/ Elliott S. Garsek                    Director
----------------------------------
Elliott S. Garsek


/s/ Ronald J. Goldman                    Director
----------------------------------
Ronald J. Goldman


/s/ F.S. Gunn                            Director
----------------------------------
F.S. Gunn


/s/ Robert L. Herchert                   Director
----------------------------------
Robert L. Herchert


/s/ William W. Meadows                   Director
----------------------------------
William W. Meadows

/s/ Edward P. Munson                     Director
----------------------------------
Edward P. Munson


/s/ James L. Murray                      Director
----------------------------------
James L. Murray


/s/ Byron B. Searcy                      Director
----------------------------------
Byron B. Searcy


/s/ Edgar Snelson                        Director
----------------------------------
Edgar Snelson

                                 EXHIBIT INDEX

EXHIBIT                                                                                   PAGE NO.
-------                                                                                   --------
          3(a)   Amended and Restated Articles of Incorporation of the Corporation as
                 of July 21, 1998.**

          3(b)   Amended and Restated Bylaws of the Corporation dated April 21, 1998.**

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

          10(b)  Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor,and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on
                 Form 10-K for the year ended December 31, 1986).*

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

     10(k) First Amendment dated July 15, 1996 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).*

     10(l) 1997 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Annex I to the Corporation's Proxy Statement for Annual Meeting of
            Shareholders, dated March 17, 1997.*

     10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank.*

     10(n) Second Lease Amendment and Extension Agreement to the Lease Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant.*

     10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated November 6, 1997, between Summit Community Bank, N.A. and Innovative Developers, Inc.*

     10(p)  Lease Agreement dated November 6, 1997 between Summit
            Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord.*

     10(q) Second Amemdment dated July 8, 1998 to Lease Agreeement dated February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant.**

     10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank.**

     21     Subsidiaries of the Corporation.

     23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

     27     Financial Data Schedule.