Form 10-Q
period 1999-03-31
SUMMIT BANCSHARES INC /TX/
filed 1999-05-12
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31, 1999; or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Transition period from ________________ to _____________________.

                        COMMISSION FILE NUMBER 0-11986


                            SUMMIT BANCSHARES, INC.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)


        TEXAS                                          75-1694807
     -----------                                     --------------
(State of Incorporation)                            (I.R.S. Employer
                                                   Identification No.)

                  1300 SUMMIT AVENUE, FORT WORTH, TEXAS 76102
                -----------------------------------------------
                   (Address of principal executive offices)


                                (817) 336-6817
                   -----------------------------------------
             (Registrant's telephone number, including area code)


                                   NO CHANGE
         ------------------------------------------------------------
  (Former name, former address and former fiscal year if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 1999 was 6,506,347 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX

PART I - FINANCIAL INFORMATION                                        PAGE NO.
Item 1.   Financial Statements


          Consolidated Balance Sheets at March 31, 1999 and
          1998 and at December 31, 1998                                      4

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998 and for the Year Ended
          December 31, 1998                                                  5

          Consolidated Statements of Changes in Shareholders' Equity
          for the Three Months Ended March 31, 1999 and 1998 and
          for the Year Ended December 31, 1998                               6

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 1998 and for the Year Ended
          December 31, 1998                                                7-8

          Notes to Consolidated Financial Statements for the Three
          Months Ended March 31, 1999 and 1998 and for the Year
          Ended December 31, 1998                                         9-20

The March 31, 1999 and 1998 and the December 31, 1998 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the Three Months Ended
          March 31, 1999 and 1998                                        21-27

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)          (Unaudited)
                                                                                        March 31,           December 31,
                                                                                   --------------------
                                                                                     1999        1998          1998
                                                                                   --------    --------     ----------
ASSETS                                                                                   (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                                   $ 23,371    $ 25,574      $ 26,735
FEDERAL FUNDS SOLD                                                                   16,800      43,390        38,706
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                       117,953      59,503       121,417
 Securities Held-to-Maturity, at cost (fair value of                                 30,344      47,946        26,595
   $30,424,000, $48,268,000 and $26,959,000 at
   March 31, 1999 and 1998 and December 31, 1998,
   respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                                   318,795     287,632       305,833
     Allowance for Loan Losses                                                       (4,749)     (4,192)       (4,724)
                                                                                   --------    --------      --------
      LOANS, NET                                                                    314,046     283,440       301,109

PREMISES AND EQUIPMENT - NOTE 4                                                       9,136       7,857         9,082
ACCRUED INCOME RECEIVABLE                                                             3,995       3,827         3,823
OTHER REAL ESTATE - NOTE 5                                                            1,711         151           281
OTHER ASSETS                                                                          3,902       3,673         5,016
                                                                                   --------    --------      --------

      TOTAL ASSETS                                                                 $521,258    $475,361      $532,764
                                                                                   ========    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                       $128,232    $114,454      $141,170
  Interest-Bearing                                                                  327,151     303,889       324,330
                                                                                   --------    --------      --------
      TOTAL DEPOSITS                                                                455,383     418,343       465,500

SECURITIES SOLD UNDER
 AGREEMENTS TO REPURCHASE - NOTE 7                                                   16,533      12,138        17,839
ACCRUED INTEREST PAYABLE                                                                603         691         1,037
OTHER LIABILITIES                                                                     2,167       2,018         2,153
                                                                                   --------    --------      --------

      TOTAL LIABILITIES                                                             474,686     433,190       486,529
                                                                                   --------    --------      --------

COMMITMENTS AND CONTINGENCIES - NOTE 11, 13 and 17

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 6,506,347, 6,518,094 and 6,471,827 shares
   issued and outstanding at March 31, 1999 and 1998 and
   at December 31, 1998, respectively                                                 8,133       8,148         8,090
  Capital Surplus                                                                     6,412       6,214         6,329
  Retained Earnings                                                                  32,835      27,594        31,271
  Accumulated Other Comprehensive Income-Unrealized Gain on
    Available-for-Sale Investment Securities, Net of Tax                                273         314           560
  Treasury Stock at Cost (61,700 shares at March 31, 1999)                           (1,081)        (99)          (15)
                                                                                   --------    --------      --------

      TOTAL SHAREHOLDERS' EQUITY                                                     46,572      42,171        46,235
                                                                                   --------    --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $521,258    $475,361      $532,764
                                                                                   ========    ========    ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                           (Unaudited)                        (Unaudited)
                                                                   For the Three Months Ended March 31,  Year Ended December 31,
                                                                   ------------------------------------  -----------------------
                                                                       1999        1998                          1998
                                                                     --------    --------                      --------
                                                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                         $  7,009    $  6,678                      $ 28,000
  Interest and Dividends on Investment Securities:
    Taxable                                                             2,072       1,624                         6,963
    Exempt from Federal Income Taxes                                       10          13                            50
  Interest on Federal Funds Sold                                          303         558                         2,052
                                                                     --------    --------                      --------

      TOTAL INTEREST INCOME                                             9,394       8,873                        37,065
                                                                     --------    --------                      --------

INTEREST EXPENSE
  Interest on Deposits                                                  3,094       3,086                        12,786
  Interest on Securities Sold Under
   Agreements to Repurchase                                               160         163                           692
                                                                     --------    --------                      --------

      TOTAL INTEREST EXPENSE                                            3,254       3,249                        13,478
                                                                     --------    --------                      --------

      NET INTEREST INCOME                                               6,140       5,624                        23,587

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                  220         158                           785
                                                                     --------    --------                      --------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                        5,920       5,466                        22,802
                                                                     --------    --------                      --------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                    478         486                         2,018
  Loss on Sale of Investment Securities                                   -0-         -0-                            35
  Other Income                                                            553         384                         1,797
                                                                     --------    --------                      --------

      TOTAL NON-INTEREST INCOME                                         1,031         870                         3,850
                                                                     --------    --------                      --------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                        2,141       2,041                         8,576
  Occupancy Expense - Net                                                 245         239                           928
  Furniture and Equipment Expense                                         283         295                         1,150
  Other Real Estate Owned (Income) Expense - Net                           27          (3)                           (1)
  Other Expense - NOTE 8                                                1,042         934                         3,520
                                                                     --------    --------                      --------

      TOTAL NON-INTEREST EXPENSE                                        3,738       3,506                        14,173
                                                                     --------    --------                      --------

      INCOME BEFORE INCOME TAXES                                        3,213       2,830                        12,479

APPLICABLE INCOME TAXES - NOTE 9                                        1,117         966                         4,333
                                                                     --------    --------                      --------

      NET INCOME                                                     $  2,096    $  1,864                      $  8,146
                                                                     ========    ========                      ========

      NET INCOME PER SHARE - NOTE 14
        Basic                                                        $    .33    $    .29                      $   1.25
        Diluted                                                           .31         .27                          1.20

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive
                                                                                     Income  -
                                                                                  Net Unrealized
                                                                                  Gain (Loss) on                   Total
                                       Common Stock       Capital     Retained      Investment      Treasury    Shareholders'
                                    ------------------
                                    Shares      Amount    Surplus     Earnings      Securities       Stock         Equity
---------------------------------------------------------------------------------------------------------------------------------
                                           (Dollars in Thousands, Except Per Share Data)
BALANCE AT
JANUARY 1, 1998                     6,501,332   $ 8,127   $ 6,251     $ 26,491        $   243       $   -0-     $  41,112

Purchases of Stock Held
 in Treasury                                                                                           (494)         (494)
Retirement of Stock
 Held in Treasury                     (20,000)      (25)                  (370)                         395           -0-
Stock Options Exercised                36,762        46       (37)                                                     9
Cash Dividend -
 $.06 Per Share                                                           (391)                                     (391)
Net Income for the
 Three Months Ended
 March 31, 1998                                                          1,864                                     1,864
Securities Available-
 for-Sale Adjustment                                                                       71                         71
                                                                                                                --------
 Total Comprehensive
  Income                                                                                                           1,935
                                    ---------    -------   -------     -------           -----      --------    --------

BALANCE AT
 MARCH 31, 1998                     6,518,094     8,148     6,214       27,594            314           (99)      42,171

Purchases of Stock Held
 in Treasury                                                                                         (1,454)      (1,454)
Retirement of Stock
 Held in Treasury                     (81,700)     (102)                (1,436)                       1,538           -0-
Stock Options Exercised                35,433        44       115                                                    159
Cash Dividend -
 $.18 Per Share                                                         (1,169)                                   (1,169)
Net Income for the
 Nine Months Ended
 December 31, 1998                                                       6,282                                     6,282
Securities Available-
 for-Sale Adjustment                                                                      246                        246
                                                                                                                --------
 Total Comprehensive
  Income                                                                                                           6,528
                                    ---------    -------   -------     -------           -----      --------    --------

BALANCE AT
 DECEMBER 31, 1998                  6,471,827     8,090     6,329       31,271            560           (15)      46,235

Purchases of Stock Held
 in Treasury                                                                                         (1,081)      (1,081)
Retirement of Stock
 Held in Treasury                        (800)       (1)                   (14)                          15           -0-
Stock Options Exercised                35,320        44        83                                                    127
Cash Dividend -
 $.08 Per Share                                                           (518)                                     (518)
Net Income for the
 Three Months Ended
 March 31, 1999                                                          2,096                                     2,096
Securities Available-
 for-Sale Adjustment                                                                     (287)                      (287)
                                                                                                                --------
 Total Comprehensive
  Income                                                                                                           1,809
                                    ---------    -------   -------     -------           -----      --------    --------

BALANCE AT
 MARCH 31, 1999                     6,506,347    $8,133    $6,412      $32,835           $ 273      $(1,081)    $ 46,572
                                    =========    ======    =======     =======           =====      ========    ========

The accompanying Notes should be read with these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                            (Unaudited)         (Unaudited)
                                                                             March 31,          December 31,
                                                                     -------------------------
                                                                        1999         1998          1998
                                                                     ----------  -------------  -----------
                                                                                 (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                          $  2,096       $  1,864    $   8,146
                                                                      --------       --------    ---------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                          260            298        1,037
    Net Premium Amortization (Discount Accretion)
      of Investment Securities                                            (121)            30          (31)
    Provision for Loan Losses                                              220            158          785
    Deferred Income Taxes (Benefit)                                        (10)           (97)        (465)
    Loss on Sale of Investment Securities                                  -0-            -0-          (35)
    Net Gain From Sale of Other Real Estate                                -0-            -0-           (2)
    Net Gain on Sale of Premises and Equipment                             -0-             (1)          (3)
    Decrease (Increase) in Accrued Income and Other Assets               1,204            504         (523)
    Increase (Decrease) in Accrued Expenses and Other Liabilities         (420)           440          921
                                                                      --------       --------    ---------

      Total Adjustments                                                  1,133          1,332        1,684
                                                                      --------       --------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,229          3,196        9,830
                                                                      --------       --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Federal Funds Sold                             21,906         (7,630)      (2,946)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                                   2,280          7,279       21,627
    . Available-for-Sale                                                36,413          9,206       63,334
  Proceeds from Sales of Investment Securities                             -0-            -0-       11,992
  Purchase of Investment Securities
    . Held-to-Maturity                                                  (6,037)       (10,111)     (20,644)
    . Available-for-Sale                                               (33,254)        (8,119)    (118,148)
  Loans Originated and Principal Repayments, Net                       (14,731)       (11,705)     (30,482)
  Recoveries of Loans Previously Charged-Off                                39             16          217
  Proceeds from Sale of Premises and Equipment                             -0-              2            6
  Proceeds from Sale of Other Real Estate                                  -0-            -0-           82
  Purchases of Premises and Equipment                                     (314)          (240)      (2,206)
                                                                      --------       --------    ---------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   6,302        (21,302)     (77,168)
                                                                      --------       --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                   (7,814)        15,593       60,585
  Net Increase (Decrease)  in Certificates of Deposit                   (2,303)         1,027        3,191
  Net Increase (Decrease) in Repurchase Agreements                      (1,306)        (2,551)       3,150
  Payments of Cash Dividends                                              (518)          (391)      (1,560)
  Proceeds from Stock Options Exercised                                    127              9          168
  Purchase of Treasury Stock                                            (1,081)          (494)      (1,948)
                                                                      --------       --------    ---------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (12,895)        13,193       63,586
                                                                      --------       --------    ---------

NET DECREASE IN CASH AND DUE FROM
 BANKS                                                                  (3,364)        (4,913)      (3,752)

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                             26,735         30,487       30,487
                                                                      --------       --------    ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                              $ 23,371       $ 25,574    $  26,735
                                                                      ========       ========    =========

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                 (Unaudited)         (Unaudited)
                                                                  March 31,          December 31,
                                                          -------------------------
                                                             1999          1998         1998
                                                          -----------  ------------  -----------
                                                                  (In Thousands)
(1)  Interest Paid                                            $3,689         $3,236     $13,120
(2)  Income Taxes Paid (Refund Received)                         -0-             10       4,815
(3)  Other Real Estate Acquired in Settlement of Loans         1,430            -0-         210

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies
------

     The accounting and reporting policies of Summit Bancshares, Inc. (the "Corporation") and Subsidiaries are in accordance with the generally accepted accounting principles and the prevailing practices within the banking industry. A summary of the more significant policies follows:

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

     Cash and Due From Banks
     -----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 1999 the average cash balance maintained at the Federal Reserve Bank was $1,003,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $ 17,382,000 during the same period.

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

     The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 1999 and 1998 the Corporation held no securities that would have been classified as trading securities.

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

     Premises and Equipment
     ----------------------

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are charged to non-interest expenses. Renewals and betterments are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

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

     Reclassification
     ----------------

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

     Audited Financial Statements
     ----------------------------

     The consolidated balance sheet as of December 31, 1998, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 1998 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.


NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                     March 31, 1999
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $  9,991        $184      $  -0-    $ 10,175
  U.S. Government Agencies
   and Corporations                                      20,062          25        (132)     19,955
  Obligations of States and
   Political Subdivisions                                   291           3         -0-         294
                                                       --------        ----      ------    --------

    Total Held-to-Maturity Securities                    30,344         212        (132)     30,424
                                                       --------        ----      ------    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              28,035         374          (1)     28,408
  U.S. Government Agencies
    and Corporations                                     70,813         133        (144)     70,802
  U.S. Government Agency Mortgage
    Backed Securities                                    17,057          71         (26)     17,102
  Obligations of States and Political Subdivisions          455           7         -0-         462
  Federal Reserve and Federal Home Loan Bank Stock        1,179         -0-         -0-       1,179
                                                       --------        ----      ------    --------

     Total Available-for-Sale Securities                117,539         585        (171)    117,953
                                                       --------        ----      ------    --------

        Total Investment Securities                    $147,883        $797      $ (303)   $148,377
                                                       ========        ====      ======    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $30,344,000 and the fair value of Total Available-for-Sale Securities of $117,953,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1999 for a total of $148,297,000. A net unrealized gain of $414,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

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

NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                     March 31,          December 31,
                             -------------------------
                                1999         1998          1998
                             ----------  -------------  -----------
Commercial                    $147,991       $126,722    $133,066
Real Estate Mortgage           102,444        100,360     100,421
Real Estate Construction        36,917         28,774      40,456
Loans to Individuals            31,836         32,343      32,388
Less:  Unearned Discount          (393)          (567)       (498)
                              --------       --------    --------
                               318,795        287,632     305,833
Allowance for Loan Losses       (4,749)        (4,192)     (4,724)
                              --------       --------    --------

 Loans - Net                  $314,046       $283,440    $301,109
                              ========       ========    ========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                                          Year Ended
                                                 Three Months Ended March 31,             December 31,
                                               --------------------------------
                                                 1999                    1998                1998
                                               --------                --------           -----------
Balance, Beginning of Period                     $4,724                  $4,065               $4,065
Provisions, Charged to Income                       220                     158                  785

Loans Charged-Off                                  (234)                    (47)                (343)
Recoveries of Loans Previously
 Charged-Off                                         39                      16                  217
                                                 ------                  ------               ------

          Net Loans (Charged-Off) Recovered        (195)                    (31)                 126
                                                 ------                  ------               ------

Balance, End of Period                           $4,749                  $4,192               $4,724
                                                 ======                  ======               ======

    The provisions for loan losses charged to operating expenses during the three months ended March 31, 1999 and March 31, 1998 of $220,000 and $158,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1998, a provision of $785,000 was recorded.

    At March 31, 1999, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $3,776,000 (of which $3,776,000 were on non-accrual status). The related allowance for loan losses for these loans was $1,155,000. The average recorded investment in impaired loans during the three months ended March 31, 1999 was approximately $3,523,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                         March 31,       December 31,
                                                    -------------------
                                                      1999      1998         1998
                                                    --------  ---------  ------------
Land                                                 $ 2,783    $ 1,446       $ 2,783
Buildings and Improvements                             7,549      7,526         7,537
Furniture & Equipment                                  7,536      6,693         7,234
                                                     -------    -------       -------
    Total Cost                                        17,868     15,665        17,554

Less:  Accumulated Amortization and Depreciation       8,732      7,808         8,472
                                                     -------    -------       -------

    Net Book Value                                   $ 9,136    $ 7,857       $ 9,082
                                                     =======    =======       =======

NOTE 5 - Other Real Estate
------

    The carrying value of other real estate is as follows (in thousands):

                                                                                      March 31,            December 31,
                                                                             ----------------------------
                                                                               1999                1998        1998
                                                                             ----------     -------------  -------------
Other Real Estate                                                            $1,711         $ 185                281
Valuation Reserve                                                               -0-           (34)               -0-
                                                                             ------         -----              -----

    Net Other Real Estate                                                    $1,711         $ 151                281
                                                                             ======         =====              =====

NOTE 5 - Other Real Estate (cont'd.)
------

     Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                                   Year Ended
                                                     Three Months Ended March 31,  December 31,
                                                     ----------------------------
                                                      1999          1998             1998
                                                     ------        ------          ---------
Balance, Beginning of Period                         $  -0-         $  34              $  35
Provisions Charged to Income                            -0-           -0-                -0-
Reductions from Sales                                   -0-           -0-                 35
                                                     ------         -----              -----

Balance, End of Period                               $  -0-         $  34              $ -0-
                                                     ======         =====              =====

    There were no direct writedowns of other real estate charged to income for the three months ended March 31, 1999 or March 31, 1998, respectively, or for the year ended December 31, 1998.


NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                       March 31,        December 31,
                                               -----------------------  ------------
                                                 1999         1998          1998
                                               ---------  ------------  ------------
Noninterest-Bearing Demand Deposits             $128,232      $114,454      $141,170
                                                --------      --------      --------
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money Market Funds             153,347       142,351       151,557
  Savings                                         84,836        72,431        81,503
  Savings Certificates - Time                     52,665        51,774        53,394
  Certificates of Deposits $100,000 or more       35,525        36,328        37,099
  Other                                              778         1,005           777
                                                --------      --------      --------
   Total                                         327,151       303,889       324,330
                                                --------      --------      --------
       Total Deposits                           $455,383      $418,343      $465,500
                                                ========      ========      ========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

    Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                                                Year Ended
                                                Three Months Ended March 31,   December 31,
                                                -----------------------------
                                                   1999               1998         1998
                                                ----------       ------------  -------------
Securities Sold Under Repurchase Agreements:
    Average                                       $17,235           $14,201        $15,742
    Period-End                                     16,533            12,138         17,839
    Maximum Month-End Balance During Period        19,734            15,249         19,354
Interest Rate
    Average                                          3.77%             4.66%          4.40%
    Period-End                                       4.10              4.56           3.83

NOTE 8 - Other Non-Interest Expense
------

The significant components of other non-interest expense are as follows (in thousands):

                                                                                                  Year Ended
                                                           Three Months Ended March 31,          December 31,
                                                         -------------------------------
                                                          1999                    1998                1998
                                                         -------                 -------            --------
Business Development                                     $  124                   $ 144             $  611
Legal and Professional Fees                                 167                     131                511
Printing and Supplies                                       105                      95                387
Regulatory Fees and Assessments                              46                      40                169
Other                                                       600                     524              1,842
                                                         ------                   -----             ------

  Total                                                  $1,042                   $ 934              3,520
                                                         ======                   =====             ======

NOTE 9 - Income Taxes
------

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                             March 31,         December 31,
                                      --------------------
                                        1999         1998         1998
                                      ---------  ---------     -----------
Current Tax Asset (Liability)          $(1,117)     $(963)        $  10
Deferred Tax Asset                       1,130        635           973
                                       -------      -----         -----

  Total Included in Other Assets/
     (Other Liabilities)               $    13      $(328)        $ 983
                                       =======      =====         =====

    The deferred tax asset at March 31, 1999 of $1,130,000 included $141,000 related to unrealized gains on Available-for-Sale Securities.

    The components of income tax expense were as follows (in thousands):

                                                                              Year Ended
                                        Three Months Ended March 31,         December 31,
                                       ------------------------------
                                          1999            1998                 1998
                                       ---------        -----------          -------------
Federal Income Tax Expense
 Current                                 $1,127            $1,063                $4,798
 Deferred                                   (10)              (97)                 (465)
                                         ------            ------                ------

   Total Federal Income Tax Expense      $1,117            $  966                $4,333
                                         ======            ======                ======

   Effective Tax Rates                     34.7%             34.1%                 34.7%
                                         ======            ======                ======

    The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                                          Year Ended
                                                       Three Months Ended March 31,      December 31,
                                                      ------------------------------
                                                           1999            1998              1998
                                                      ---------------  -------------     -------------
Federal Income Taxes at Statutory
 Rate of 34.3%                                            $1,102           $  962            $4,278
Effect of Tax Exempt Interest Income                          (4)              (5)              (19)
Non-deductible Expenses                                       12               10                58
Other                                                          7               (1)               16
                                                          ------           ------            ------

 Income Taxes Per Income Statement                        $1,117           $  966            $4,333
                                                          ======           ======            ======

NOTE 9 - Income Taxes (con't)
------

                                                                                           Year Ended
                                                      Three Months Ended March 31,        December 31,
                                                      ----------------------------
                                                         1999               1998             1998
                                                      --------            --------        ----------
Federal Deferred Tax Assets:
 Allowance for Loan Losses                            $1,183                 885            $1,107
 Valuation Reserves - Other Real Estate                  -0-                  35                 1
 Interest on Non-accrual Loans                           166                  91               199
 Deferred Compensation                                   411                 365               414
 Other                                                    19                  37                18
                                                      ------              ------            ------


 Gross Federal Deferred Tax Assets                     1,779               1,413             1,739
                                                      ------              ------            ------

Federal Deferred Tax Liabilities:
 Depreciation and Amortization                           298                 250               301
 Accretion                                                68                 133                78
 Unrealized Gains on Available-for-Sale Securities       141                 162               289
 Other                                                   142                 233                98
                                                      ------              ------            ------

 Gross Federal Deferred Tax Liabilities                  649                 778               766
                                                      ------              ------            ------

 Net Deferred Tax Asset                               $1,130              $  635            $  973
                                                      ======              ======            ======


NOTE 10 - Related Party Transactions
-------

     The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $2,848,000 at December 31, 1998.


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

     At March 31, 1999, outstanding documentary and standby letters of credit totaled $3,790,000 and commitments to extend credit totaled $104,189,000.


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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1998, and the three months ended March 31, 1999.

NOTE 12 - Stock Option Plans (con't)
-------

     The following is a summary of transactions during the periods presented:


                                             Shares Under Option
                                     ------------------------------------
                                       Three Months
                                          Ended            Year Ended
                                     March  31, 1999   December 31, 1998
                                     ----------------  ------------------
Outstanding, Beginning of Period             461,717             543,112
Additional Options Granted During
  the Period                                  34,500               3,000
Forfeited During the Period                      -0-              (5,400)
Exercised During the Period                  (35,320)            (78,995)
                                             -------             -------

  Outstanding, End of Period                 460,897             461,717
                                             =======             =======

     Options outstanding at March 31, 1999 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $8.32 and 333,935 shares exercisable. At March 31, 1999, there remained 498,800 shares reserved for future grants of options under the 1997 Plan. There are no shares available for grant under the 1993 Plan.


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

     Effective August 31, 1998, the accrual of benefits under this plan were suspended. In February 1999, the Board of Directors chose to terminate the plan effective April 15, 1999. The assets held in trust will be distributed to the plan participants under terms of the plan as soon as administratively possible.

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

     The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                            1998        1997
                                                                          --------    --------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $1,719 in 1998 and $2,240 in 1997                            $1,852      $2,420
                                                                           ======      ======

Projected benefit obligation for service rendered to date                  $2,958      $3,035
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                                             2,176       2,883
                                                                           ------      ------

Projected benefit obligation in excess of (less than) plan assets             782         152
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                                      (930)       (396)
Prior service cost not yet recognized in net
 periodic pension cost                                                        (10)         12
                                                                           ------      ------

Prepaid pension cost included in other assets                              $  158      $  232
                                                                           ======      ======

Prepaid pension cost included the following components (in thousands):

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          1998           1997
                                                                        --------       -------
Service Cost - benefits earned during the period                         $  355        $  227
Interest cost on projected benefit obligation                               170           157
Less: Actual return on plan assets                                         (126)         (196)
Net amortization and deferral                                                39             5
                                                                         ------        ------

   Net periodic pension cost                                             $  438        $  193
                                                                         ======        ======


NOTE 13 - Employee Benefit Plans (con't)
-------

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 percent and 6 percent, respectively. The expected long-term rate of return on plan assets was 7 percent.

     The market value of plan assets at March 31, 1999 was $2,097,000. There has not been a contribution to the plan during 1999. Prepaid pension cost at March 31, 1999 was $215,000.

401(k) Plan
-----------

     The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation has not matched the employee's contributions to date nor made any other contribution to the plan.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $54,000 and $55,000 during the first three months of 1999 and 1998, respectively, and $237,000 for the year 1998.

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

                                             March 31,         December 31,
                                     ------------------------
                                        1999         1998         1998
                                     ----------  ------------  ------------

Net income                           $    2,096    $    1,864    $    8,146
                                     ==========    ==========    ==========
Weighted average number of common
 shares used in Basic EPS             6,460,003     6,504,173     6,496,595
Effect of dilutive stock options        254,682       348,946       316,702
                                     ----------    ----------    ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,714,685     6,853,119     6,813,297
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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                           March 31,
                                                                       ------------------
                                                                         1999      1998
                                                                       --------  --------
Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:

     Commitments to Extend Credit                                      $104,189   $94,074

     Documentary and Standby
       Letters of Credit                                                  3,790     5,152

NOTE 15 - Financial Instruments with Off-Balance Sheet Risk (con't)
-------

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


NOTE 18 - Stock Repurchase Plan
-------

     On April 20, 1999, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 322,232 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

     In the first three months of 1999, 61,700 shares were purchased by the Corporation through a similar repurchase plan through the open market.


NOTE 19 - Subsequent Event
-------

     On April 20, 1999, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on May 14, 1999 to shareholders of record on April 30, 1999.


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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                              March 31,
                                              ------------------------------------------
                                                      1999                  1998
                                              -------------------- ---------------------
                                              Carrying     Fair     Carrying     Fair
                                               Amount      Value     Amount      Value
                                              ---------  ---------  ---------  ---------
   Financial Assets
     Cash and due from banks                  $ 23,371   $ 23,371   $ 25,574   $ 25,574
     Federal funds sold                         16,800     16,800     43,390     43,390
     Securities                                148,297    148,377    107,449    107,771
     Loans                                     318,795    321,144    287,632    287,653
     Reserve for loan losses                    (4,749)    (4,749)    (4,192)    (4,192)

   Financial Liabilities
     Deposits                                  455,383    455,868    418,343    418,571
     Securities sold under repurchase
      agreements                                16,533     16,533     12,138     12,138

   Off-balance Sheet Financial Instruments
     Loan commitments                                     104,189                94,074
     Letters of credit                                      3,790                 5,152

NOTE 21 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                               For the Three Months Ended March 31,      Year Ended
                                               -------------------------------------
                                                      1999               1998         December 31, 1998
                                               ------------------  -----------------  -----------------
     Net Income                                           $2,096              $1,864             $8,146
     Other Comprehensive Income:
       Unrealized gain (loss) on securities
       available-for-sale, net of tax                       (287)                 71                317
                                                          ------              ------             ------

         Comprehensive Income                             $1,809              $1,935             $8,463
                                                          ======              ======             ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Summary
-------

     Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

     Net income for the first quarter of 1999 was $2,096,000, or $.31 diluted earnings per share, compared with $1,864,000, or $.27 diluted earnings per share, for the first quarter of 1998. Per share amounts are based on average shares outstanding of 6,714,685 for the first quarter of 1999 and 6,853,119 for the comparable period of 1998 adjusted to reflect stock options granted. On a per share basis, diluted earnings per share increased 14.8% over the first quarter of the prior year.

     Outstanding loans at March 31, 1999 of $318.8 million represented an increase of $31.2 million, or 10.8%, over March 31, 1998 and an increase of $13.0 million, or 4.2%, from December 31, 1998.

     Total deposits at March 31, 1999 of $455.4 million represented an increase of $37.0 million, or 8.9%, over March 31, 1998 and a decrease of $10.1 million, or 2.2%, from December 31, 1998.

     In the first quarter, net interest income increased 9.1% over the previous year. An increase in non-interest expense of 6.6% partially offset the increase in net interest income.

     The following table summarizes the Corporation's performance for the three months ended March 31, 1999 and 1998 (tax equivalent basis and dollars in thousands).

                                           Three Months Ended
                                                March 31,
                                        ------------------------
                                           1999          1998
                                        ----------    ----------
Interest Income                            $9,399        $8,881
Interest Expense                            3,254         3,249
                                           ------        ------

 Net Interest Income                        6,145         5,632
Provision for Loan Loss                       220           158
                                           ------        ------

 Net Interest Income After
   Provision for Loan Loss                  5,925         5,474
Non-Interest Income                         1,031           870
Non-Interest Expense                        3,738         3,506
                                           ------        ------

 Income Before Income Tax                   3,218         2,838
Income Tax Expense                          1,122           974
                                           ------        ------

   Net Income                              $2,096        $1,864
                                           ======        ======

Net Income per Share -
 Basic                                     $  .33        $  .29
 Diluted                                      .31           .27

Return on Average Assets                     1.63%         1.65%

Return on Average Shareholders' Equity      18.27%        18.18%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 1999 and 1998 (rates on tax equivalent basis).

                                                              Three Months ended March 31,
                                          --------------------------------------------------------------------
                                                        1999                               1998
                                          ---------------------------------  ---------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                       $ 25,408     $  303        4.84%   $ 41,105     $  559        5.52%
  Investment Securities (Taxable)           145,391      2,072        5.78     106,387      1,623        6.19
  Investment Securities (Tax-exempt)            890         15        7.06       1,141         20        7.11
  Loans, Net of Unearned Discount(1)        311,326      7,009        9.13     277,001      6,679        9.78
                                           --------     ------                --------     ------
    Total Earning Assets                    483,015      9,399        7.89     425,634      8,881        8.46
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    23,278                             22,355
  Other Assets                               18,890                             15,475
  Allowance for Loan Losses                  (4,789)                            (4,141)
                                           --------                           --------
    Total Assets                           $520,394                           $459,323
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $154,753      1,212        3.18    $136,772      1,215        3.60
  Savings                                    82,923        815        3.99      66,082        728        4.47
  Savings Certificates                       53,227        614        4.68      51,667        648        5.09
  Certificates of Deposit
    $100,000 or more                         36,099        443        4.98      36,765        482        5.32
  Other Time                                    778         10        5.22         905         13        5.70
  Other Borrowings                           17,235        160        3.77      14,201        163        4.66
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      345,015      3,254        3.83     306,392      3,249        4.30
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                           126,505                            109,092
  Other Liabilities                           2,360                              2,253
  Shareholders' Equity                       46,514                             41,586
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $520,394                           $459,323
                                           ========                           ========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                              $6,145        5.16                 $5,632        5.37
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

     Net interest income (tax equivalent) for the first quarter of 1999 was $6,145,000 which represented an increase of $513,000, or 9.1%, over the first quarter of 1998. This increase was heavily contributed to by a 12.4% increase in average loans and a 36.5% increase in average investment securities for the first quarter of 1999 versus the same quarter last year.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended March 31, 1999 and 1998.


                                                     ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                 (Dollars in Thousands)

                                        1st Qtr. 1999 vs. 1st Qtr. 1998       1st Qtr. 1998 vs. 1st Qtr. 1997
                                            Increase (Decrease)                       Increase (Decrease)
                                             Due to Changes in:                   Due to Changes in:
                                        -------------------------------       --------------------------------
                                        Volume       Rate        Total         Volume       Rate      Total
                                        ---------   ---------   -------       ----------   --------  ---------
Interest Earning Assets:
  Federal Funds Sold                    $ (194)    $   (62)     $ (256)        $  348       $  8     $  356
  Investment Securities (Taxable)        1,115        (666)        449           (254)       141       (113)
  Investment Securities (Tax-exempt)        (4)         (1)         (5)            16        -0-         16
  Loans, Net of Unearned Discount        2,555      (2,225)        330          1,212         80      1,292
                                         ------     -------       ----          ------       ----     -----

  Total Interest Income                  3,472      (2,954)        518          1,322         229      1,551
                                         ------     -------       ----          ------       ----     -----

Interest-Bearing Liabilities:
   Deposits                              1,310      (1,302)          8            471         200        671
   Other Borrowings                        132        (135)         (3)            16          22         38
                                         ------     -------       ----          ------       ----     -----

 Total Interest Expense                  1,442      (1,437)          5            487         222        709
                                         ------     -------      -----          ------       ----     -----

Net Interest Income                     $2,030     $(1,517)     $  513         $ 835        $   7    $  842
                                         ======     =======      =====          ======       ====     =====

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $4,749,000, or 1.49% of total loans, as of March 31, 1999 compared to $4,192,000, or 1.46% of total loans, as of March 31, 1998.

     Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1999            1998
                                                   --------           -----
Balance, Beginning of Period                         $4,724          $4,065
Provisions, Charged to Income                           220             158

Loans Charged-Off                                      (234)            (47)
Recoveries of Loans Previously
      Charged-Off                                        39              16
                                                      -----           -----
          Net Loans (Charged-Off) Recovered            (195)            (31)
                                                      -----           -----

Balance, End of Period                               $4,749          $4,192
                                                      =====           =====

     For the three months ended March 31, 1999 and 1998, net charge-offs were .06% and .01%, respectively, not annualized.


     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands)

                                   March 31,    December 31,    September 30,   June 30,   March 31,
                                     1999           1998            1998         1998        1998
                                   ----------   -------------   -------------   ---------  ----------
Non-Accrual Loans                  $4,207         $5,049          $6,213        $6,830      $2,885
Other Real Estate Owned             1,711            281              71            71         151
                                   ------          ------          ------       ------      ------

  Total Non-Performing Assets      $5,918         $5,330          $6,284        $6,901      $3,036
                                   ======          ======          ======       ======      ======

Allowance for Loan Losses and Non-Performing Assets (con't)
-------------------------------------------------------------

                                   March 31,     December 31,     September 30,   June 30,   March 31,
                                      1999           1998            1998          1998        1998
                                   ---------     ------------     ------------    --------   ----------
As a Percent of:
   Total Assets                      1.14%          1.00%           1.28%           1.48%        .64%
   Total Loans and Other Assets      1.85           1.74            2.08            2.36        1.06

Loans Past Due 90 days or
   More and Still Accruing         $    7          $   3          $  269           $   6      $   23

     Non-accrual loans to total loans were 1.32% at March 31, 1999 and non-performing assets were 1.85% of loans and other real estate owned at the same date.

     As of March 31, 1999, loans to five borrowers represent approximately 92% of the loans on non-accrual and three of these borrowers are current as to payment of principal and interest on their loans. The Corporation does not see the increase in non-accrual loans in mid 1998 as a signal of a weakened local economy or a change in the Corporation's lending standards, rather this is the implementation of the Corporation's strict policy of identifying problem loans as soon as any difficulty a borrower may be experiencing is noted.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                             March 31,   December 31,    September 30,   June 30,    March 31,
                                1999        1998            1998         1998         1998
                             ----------  -------------   ------------    ---------   ----------
Non-Performing Loans          $  4,207       $  5,055      $    6,482    $ 6,830     $  2,885
Criticized Loans                 9,597         10,468          11,524     11,737       12,484
Allowance for Loan Losses        4,749          4,724           4,663      4,413        4,192
Allowance for Loan Losses
  as a Percent of:
    Non-Performing Loans           129%            94%             72%        65%         145%
    Criticized Loans                50             45               0         38           34

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                       Three Months Ended March 31,
                                       -----------------------------
                                         1999     1998     % Change
                                       --------  -------  ----------
Service Charges on Deposit Accounts      $  478    $ 486      (1.7)%
Non-recurring Income                        198       66         -
Other Non-interest Income                   355      318      11.6
                                         ------    -----

  Total Non-interest Income              $1,031    $ 870      18.5
                                         ======    =====

     Non-recurring income is primarily franchise tax refunds, interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years. The increase in other non-interest income in the first quarter of 1999 is primarily due to increases in mortgage brokerage/origination fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).


                                    Three Months Ended March 31,
                                   ------------------------------
                                     1999      1998     % Change
                                   --------  ---------  ---------

Salaries & Employee Benefits         $2,141    $2,041        4.9%
Occupancy Expense - Net                 245       239        2.5
Furniture and Equipment Expense         283       295       (4.1)
Other Real Estate Expense - Net          27        (3)        --
Other Expenses:
 Business Development                   124       144      (13.9)
 Insurance - Other                       35        25       40.0
 Legal & Professional Fees              167       131       27.5
 Taxes - Other                           65        85      (23.5)
 Postage & Courier                       78        72        8.3
 Printing & Supplies                    105        95       10.5
 Regulatory Fees & Assessments           46        40       15.0
 Other Operating Expenses               422       342       23.3
                                     ------    ------      -----

   Total Other Expenses               1,042       934       11.6
                                     ------    ------      -----

   Total Non-interest Expense        $3,738    $3,506        6.6%
                                     ======    ======      =====

     Total non-interest expense increased 6.6% in the first quarter of 1999 over 1998, reflecting increases in salaries and benefits, occupancy expense, legal and professional expense, and other operating expenses. As a percent of average assets, non-interest expenses were 2.87% in the first quarter of 1999 and 3.10% in the same period of 1998. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 52.1% for the first quarter of 1999. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

    The increase in salaries and employee benefits for the first quarter of 1999 is due to salary merit increases and additions to staff. The average number of full-time equivalent employees increased by 7 to an average full-time equivalent of 169.5 from the number twelve months prior. This increase in number of employees was required because of the increase in assets over the past year.

     The increase in occupancy expense is primarily due to increased repairs and increased property taxes.

     Legal and professional fees increased due to increased legal fees related to substandard loans and increased audit fees.

     Other operating expenses increased in the first quarter of 1999 due to increases in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 1999 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                   Total      Repriced
                                                                                   Rate         After
                                  Matures or Reprices within:                   Sensitive     1 Year or
                                  ---------------------------
                                     30 Days          31-180        181 to       One Year    Non-interest
                                     or Less           Days        One Year      or Less       Sensitive     Total
                                  -------------    ------------    ---------    ----------   ------------  ---------
Earning Assets:
  Loans                                $184,025        $ 16,771     $ 12,103      $212,899       $105,896   $318,795
  Investment Securities                  13,660          15,266       29,118        58,044         90,253    148,297
  Federal Funds Sold                     16,800             -0-          -0-        16,800            -0-     16,800
                                       --------        --------     --------      --------       --------   --------

   Total Earning Assets                 214,485          32,037       41,221       287,743        196,149    483,892
                                       --------        --------     --------      --------       --------   --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                238,183             -0-          -0-       238,183            -0-    238,183
  Certificate of Deposits
    Less than $100,000                   11,022          10,161       12,033        33,216          2,309     35,525
  Other Time Deposits                    10,100          17,327       20,879        48,306          5,137     53,443
  Repurchase Agreements                  16,533             -0-          -0-        16,533            -0-     16,533
                                       --------        --------     --------      --------       --------   --------

   Total Interest Bearing
    Liabilities                         275,838          27,488       32,912       336,238          7,446    343,684
                                       --------        --------     --------      --------       --------   --------

Interest Sensitivity
 Gap                                   $(61,353)       $  4,549     $  8,309      $(48,495)      $188,703   $140,208
                                       ========        ========     ========      ========       ========   ========
Cumulative Gap                         $(61,353)       $(56,804)    $(48,495)
                                       ========        ========     ========

Cumulative Gap to
 Total Earning Assets                    (12.68%)        (11.74%)     (10.02%)

Cumulative Gap to
 Total Assets                            (11.77%)        (10.90%)      (9.30%)

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (9.3%) was reversed to a positive 11.1% "beta adjusted" gap position.

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

Capital (con't)
-------

    At March 31, 1999, total capital to total assets was  8.94%.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 1999, the Corporation's Tier I capital represented 14.0% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.3% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of March 31, 1999, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Impact of the Year 2000 Issue
-----------------------------

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

Forward-Looking Statements
--------------------------

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

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27   Financial Data Schedule

          (b) No Report on Form 8-K were filed during the period ending March 31, 1999

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.
                                           Registrant



Date: April 30, 1999             By: /s/  Philip E. Norwood
      --------------                -------------------------------------------
                                     Philip E. Norwood, Chairman

Date: April 30, 1999             By: /s/  Bob G. Scott
      --------------                -------------------------------------------
                                     Bob G. Scott, Executive Vice President
                                       and Chief Operating Officer
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                               Page No.
-------                                                               --------

11      Computation of Earnings Per Common Share

27      Financial Data Schedule