Form 10-Q
period 1999-06-30
SUMMIT BANCSHARES INC /TX/
filed 1999-08-11
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999; or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from __________ to __________.

                        Commission File Number 0-11986


                            SUMMIT BANCSHARES, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Texas                                            75-1694807
------------------------                   -------------------------------------
(State of Incorporation)                   (I.R.S. Employer  Identification No.)

                  1300 Summit Avenue, Fort Worth, Texas 76102
                  -------------------------------------------
                   (Address of principal executive offices)


                                (817) 336-6817
              --------------------------------------------------
             (Registrant's telephone number, including area code)


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

The number of shares of common stock, $1.25 par value, outstanding at June 30, 1999 was 6,453,497 shares.

                            SUMMIT BANCSHARES, INC.


                                     INDEX


PART I - FINANCIAL INFORMATION                                          Page No.


Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1999
          and 1998 and at December 31, 1998                                4

          Consolidated Statements of Income for the Three Months
          and Six Months Ended June 30, 1999 and 1998
          and for the Year Ended December 31, 1998                         5-6

          Consolidated Statements of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 1999
          and 1998 and for the Year Ended December 31, 1998                7

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1999 and 1998 and for
          the Year Ended December 31, 1998                                 8-9

          Notes to Consolidated Financial Statements for the Six
          Months Ended June 30, 1999 and 1998 and for the
          Year Ended December 31, 1998                                     10-21

The June 30, 1999 and 1998 and the December 31, 1998 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Six Months
          Ended June 30, 1999 and 1998                                     22-29

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

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              (Unaudited)
                                                                                               June 30,          (Unaudited)
                                                                                         --------------------    December 31,
                                                                                           1999        1998         1998
                                                                                         --------    --------    -----------
ASSETS                                                                                            (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                                         $ 23,117    $ 25,602      $ 26,735
FEDERAL FUNDS SOLD                                                                          8,980      27,675        38,706
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                             108,358      60,223       121,417
 Securities Held-to-Maturity, at cost (fair value of                                       29,336      47,749        26,595
   $29,175,000, $48,011,000, and $26,959,000
   June 30, 1999 and 1998 and December 31, 1998,
   respectively)
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                                         339,212     292,846       305,833
     Allowance for Loan Losses                                                             (4,895)     (4,413)       (4,724)
                                                                                         --------    --------      --------
      LOANS, NET                                                                          334,317     288,433       301,109

PREMISES AND EQUIPMENT - NOTE 4                                                             8,964       7,781         9,082
ACCRUED INCOME RECEIVABLE                                                                   4,313       3,575         3,823
OTHER REAL ESTATE - NOTE 5                                                                  1,467          71           281
OTHER ASSETS                                                                                5,479       4,506         5,016
                                                                                         --------    --------      --------

      TOTAL ASSETS                                                                       $524,331    $465,615      $532,764
                                                                                         ========    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                             $128,753    $116,822      $141,170
  Interest-Bearing                                                                        325,145     289,150       324,330
                                                                                         --------    --------      --------

      TOTAL DEPOSITS                                                                      453,898     405,972       465,500

SECURITIES SOLD UNDER
  AGREEMENTS TO REPURCHASE - NOTE 7                                                        20,340      13,728        17,839
NOTE PAYABLE - NOTE 8                                                                         250         -0-           -0-
ACCRUED INTEREST PAYABLE                                                                      546         657         1,037
OTHER LIABILITIES                                                                           2,367       1,911         2,153
                                                                                         --------    --------      --------

      TOTAL LIABILITIES                                                                   477,401     422,268       486,529
                                                                                         --------    --------      --------

COMMITMENTS AND CONTINGENCIES - NOTE 12, 14, 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 6,453,497, 6,514,794 and 6,471,827 shares
   issued and outstanding at June 30, 1999 and 1998 and
   at December 31, 1998, respectively                                                       8,067       8,143         8,090
  Capital Surplus                                                                           6,428       6,218         6,329
  Retained Earnings                                                                        33,529      29,114        31,271
  Accumulated Other Comprehensive Income - Unrealized Gain
    (Loss) on Available for Sale Investment Securities, Net of Tax                           (273)        286           560
  Treasury Stock at Cost (43,500 shares at June 30, 1999)                                    (821)       (414)          (15)
                                                                                         --------    --------      --------

      TOTAL SHAREHOLDERS' EQUITY                                                           46,930      43,347        46,235
                                                                                         --------    --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $524,331    $465,615      $532,764
                                                                                         ========    ========      ========

The accompanying Notes should be read with these financial statements.

         SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME

                                                                              (Unaudited)
                                                                   For the Six Months Ended June 30,              (Unaudited)
                                                                   ---------------------------------       Year Ended December 31,
                                                                        1999                1998                    1998
                                                                   -------------       -------------              --------
                                                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                          $ 14,546            $ 13,653                $ 28,000
  Interest and Dividends on Investment Securities:
    Taxable                                                              4,091               3,272                   6,963
    Exempt from Federal Income Taxes                                        19                  26                      50
  Interest on Federal Funds Sold                                           459                 989                   2,052
                                                                      --------            --------                --------

      TOTAL INTEREST INCOME                                             19,115              17,940                  37,065
                                                                      --------            --------                --------

INTEREST EXPENSE
  Interest on Deposits                                                   6,094               6,230                  12,786
  Interest on Securities Sold Under
   Agreements to Repurchase                                                314                 307                     692
  Interest on Note Payable                                                   3                 -0-                     -0-
                                                                      --------            --------                --------

      TOTAL INTEREST EXPENSE                                             6,411               6,537                  13,478
                                                                      --------            --------                --------

      NET INTEREST INCOME                                               12,704              11,403                  23,587

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                   638                 408                     785
                                                                      --------            --------                --------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                        12,066              10,995                  22,802
                                                                      --------            --------                --------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                     967               1,004                   2,018
  Loss on Sale of Investment Securities                                    -0-                 -0-                      35
  Other Income                                                             966                 822                   1,797
                                                                      --------            --------                --------

      TOTAL NON-INTEREST INCOME                                          1,933               1,826                   3,850
                                                                      --------            --------                --------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                         4,491               4,102                   8,576
  Occupancy Expense - Net                                                  550                 471                     928
  Furniture and Equipment Expense                                          590                 584                   1,150
  Other Real Estate Owned (Income) Expense - Net                            25                 -0-                      (1)
  Other Expense - Note 9                                                 1,760               1,784                   3,520
                                                                      --------            --------                --------

      TOTAL NON-INTEREST EXPENSE                                         7,416               6,941                  14,173
                                                                      --------            --------                --------

      INCOME BEFORE INCOME TAXES                                         6,583               5,880                  12,479

APPLICABLE INCOME TAXES - NOTE 10                                        2,276               2,013                   4,333
                                                                      --------            --------                --------

      NET INCOME                                                      $  4,307            $  3,867                $  8,146
                                                                      ========            ========                ========

      NET INCOME PER SHARE - NOTE 15
        Basic                                                         $   .67             $    .59                $   1.25
        Diluted                                                           .64                  .56                    1.20


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)
                                                                    For the Three Months Ended
                                                                             June 30,
                                                                    ---------------------------
                                                                        1999           1998
                                                                    ------------    -----------
                                                               (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                           $7,537          $6,975
  Interest and Dividends on Investment Securities:
     Taxable                                                            2,019           1,648
     Exempt from Federal Income Taxes                                       9              13
  Interest on Federal Funds Sold                                          156             431
                                                                       ------          ------

            TOTAL INTEREST INCOME                                       9,721           9,067
                                                                       ------          ------

INTEREST EXPENSE
  Interest on Deposits                                                  3,000           3,144
  Interest on Securities Sold Under Agreements
    to Repurchase                                                         154             144
  Interest on Note Payable                                                  3             -0-
                                                                       ------          ------

            TOTAL INTEREST EXPENSE                                      3,157           3,288
                                                                       ------          ------

            NET INTEREST INCOME                                         6,564           5,779

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                  418             250
                                                                       ------          ------

            NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                                 6,146           5,529
                                                                       ------          ------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                    489             518
  Other Income                                                            413             438
                                                                       ------          ------

            TOTAL NON-INTEREST INCOME                                     902             956
                                                                       ------          ------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                        2,350           2,061
  Occupancy Expense - Net                                                 305             232
  Furniture and Equipment Expense                                         307             289
  Other Real Estate Owned (Income) Expense - Net                           (2)              3
  Other Expense                                                           718             850
                                                                       ------          ------

            TOTAL NON-INTEREST EXPENSE                                  3,678           3,435
                                                                       ------          ------

            INCOME BEFORE INCOME TAXES                                  3,370           3,050

APPLICABLE INCOME TAXES - NOTE 10                                       1,159           1,047
                                                                       ------          ------

            NET INCOME                                                 $2,211          $2,003
                                                                       ======          ======

            NET INCOME PER SHARE
                   Basic                                               $  .34          $  .30
                   Diluted                                                .33             .29



The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                           Income  -
                                                                                         Net Unrealized
                                                                                         Gain (Loss) on                    Total
                                               Common Stock       Capital    Retained     Investment       Treasury   Shareholders'
                                            Shares      Amount    Surplus    Earnings     Securities        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands, Except Per Share Data)
BALANCE AT
JANUARY 1, 1998                            6,501,332    $8,127   $  6,251   $  26,491     $     243      $     -0-      $ 41,112

Purchases of Stock Held
 in Treasury                                                                                                  (908)         (908)
Retirement of Stock
 Held in Treasury                            (25,000)      (31)                  (463)                         494           -0-
Stock Options Exercised                       38,462        47        (33)                                                    14
Cash Dividend -
 $.12 Per Share                                                                  (781)                                      (781)
Net Income for the
 Six Months Ended
 June 30,1998                                                                   3,867                                      3,867
Securities Available-
 for-Sale Adjustment                                                                             43                           43
                                                                                                                        --------
Total Comprehensive
 Income                                                                                                                    3,910
                                         -----------   -------   --------   ---------     ---------      ---------      --------

BALANCE AT
 JUNE 30, 1998                             6,514,794     8,143      6,218      29,114           286           (414)       43,347

Purchases of Stock Held
 in Treasury                                                                                                (1,040)       (1,040)
Retirement of Stock
 Held in Treasury                            (76,700)      (96)                (1,343)                       1,439           -0-
Stock Options Exercised                       33,733        43        111                                                    154
Cash Dividend -
 $.12 Per Share                                                                  (779)                                      (779)
Net Income for the
 Six Months Ended
 December 31, 1998                                                              4,279                                      4,279
Securities Available-
 for-Sale Adjustment                                                                            274                          274
                                                                                                                        --------
Total Comprehensive
 Income                                                                                                                    4,553
                                         -----------   -------   --------   ---------     ---------      ---------      --------

BALANCE AT
 DECEMBER 31, 1998                         6,471,827     8,090      6,329      31,271           560            (15)       46,235

Purchases of Stock Held
 in Treasury                                                                                                (1,902)       (1,902)
Retirement of Stock
 Held in Treasury                            (62,500)      (78)                (1,018)                       1,096           -0-
Stock Options Exercised                       44,170        55         99                                                    154
Cash Dividend -
 $.08 Per Share                                                                (1,031)                                    (1,031)
Net Income for the
 Six Months Ended
 June 30, 1999                                                                  4,307                                      4,307
Securities Available-
 for-Sale Adjustment                                                                           (833)                        (833)
                                                                                                                        --------
Total Comprehensive
 Income                                                                                                                    3,474
                                         -----------   -------   --------   ---------     ---------      ---------      --------

BALANCE AT
 JUNE 30, 1999                             6,453,497   $ 8,067   $  6,428   $  33,529     $    (273)     $    (821)     $ 46,930
                                         ===========   =======   ========   =========     =========      =========      ========


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                            (Unaudited)
                                                                             June 30,          (Unaudited)
                                                                     -----------------------   December 31,
                                                                        1999         1998          1998
                                                                     ----------  -----------  -------------
                                                                                (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                          $  4,307     $  3,867      $   8,146
                                                                      --------     --------      ---------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                          537          516          1,037
    Net Premium Amortization (Discount Accretion)
      of Investment Securities                                             (17)          84            (31)
    Provision for Loan Losses                                              638          408            785
    Deferred Income Taxes (Benefit)                                       (115)        (167)          (465)
    Loss on Sale of Investment Securities                                  -0-          -0-            (35)
    Writedown of Other Assets                                                1          -0-            -0-
    Net Gain From Sale of Other Real Estate                                 (9)          (2)            (2)
    Net (Gain) Loss on Sale of Premises and Equipment                      -0-            1             (3)
    Increase in Accrued Income and Other Assets                           (205)          10           (523)
    Increase (Decrease) in Accrued Expenses and Other Liabilities         (277)         299            921
                                                                      --------     --------      ---------

      Total Adjustments                                                    553        1,149          1,684
                                                                      --------     --------      ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,860        5,016          9,830
                                                                      --------     --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Federal Funds Sold                             29,726        8,085         (2,946)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                                   3,280       13,457         21,627
    . Available-for-Sale                                                55,184       14,614         63,334
  Proceeds from Sales of Investment Securities                           3,997          -0-         11,992
  Purchase of Investment Securities
    . Held-to-Maturity                                                  (6,037)     (15,118)       (20,644)
    . Available-for-Sale                                               (47,352)     (15,317)      (118,148)
  Loans Originated and Principal Repayments, Net                       (35,368)     (16,990)       (30,482)
  Recoveries of Loans Previously Charged-Off                                92           55            217
  Proceeds from Sale of Premises and Equipment                             -0-            2              6
  Proceeds from Sale of Other Real Estate                                   49           82             82
  Purchases of Premises and Equipment                                     (419)        (383)        (2,206)
                                                                      --------     --------      ---------

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   3,152      (11,513)       (77,168)
                                                                      --------     --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand Deposits, Savings
    Accounts and Interest Bearing Transaction Accounts                  (8,642)       2,778         60,585
  Net Increase (Decrease) in Certificates of Deposit                    (2,960)       1 470          3,191
  Net Increase (Decrease) in Repurchase Agreements                       2,501         (961)         3,150
  Proceeds from Note Payable                                               250          -0-            -0-
  Payments of Cash Dividends                                            (1,031)        (781)        (1,560)
  Proceeds from Stock Options Exercised                                    154           14            168
  Purchase of Treasury Stock                                            (1,902)        (908)        (1,948)
                                                                      --------     --------      ---------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (11,630)       1,612         63,586
                                                                      --------     --------      ---------

NET DECREASE IN CASH AND DUE FROM BANKS                                 (3,618)      (4,885)        (3,752)

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                             26,735       30,487         30,487
                                                                      --------     --------      ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                              $ 23,117     $ 25,602      $  26,735
                                                                      ========     ========      =========


                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:


                                                                 (Unaudited)
                                                                   June 30,          (Unaudited)
                                                          -------------------------  December 31,
                                                              1999          1998         1998
                                                          ----------    -----------  -----------
                                                                 (In Thousands)
(1)  Interest Paid                                            $6,902         $6,558     $13,120
(2)  Income Taxes Paid (Refund Received)                       2,419          2,215       4,815
(3)  Other Real Estate Acquired in Settlement of Loans         1,226            -0-         210


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)

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

     Cash and Due From Banks
     -----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 1999 the average cash balance maintained at the Federal Reserve Bank was $950,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $17,554,000 during the same period.

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

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


NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                      June 30, 1999
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------

Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $  8,992        $100       $ -0-    $  9,092
  U.S. Government Agencies
   and Corporations                                      20,055         -0-        (263)     19,792
  Obligations of States and Political Subdivisions          289           2         -0-         291
                                                       --------        ----       -----    --------

    Total Held-to-Maturity Securities                    29,336         102        (263)     29,175
                                                       --------        ----       -----    --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              26,020         186         (22)     26,184
  U.S. Government Agencies
    and Corporations                                     65,598          34        (572)     65,060
  U.S. Government Agency Mortgage
    Backed Securities                                    15,509          52         (95)     15,466
  Obligations of States and Political Subdivisions          455           3         -0-         458
  Federal Reserve and Federal Home Loan Bank Stock        1,190         -0-         -0-       1,190
                                                       --------        ----       -----    --------

     Total Available-for-Sale Securities                108,772         275        (689)    108,358
                                                       --------        ----       -----    --------

        Total Investment Securities                    $138,108        $377       $(952)   $137,533
                                                       ========        ====       =====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $29,336,000 and the fair value of Total Available-for-Sale Securities of $108,358,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1999 for a total of $137,694,000. A net unrealized loss of $414,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

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
                                                        ========        ====        ====    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $47,749,000 and the fair value of Total Available-for-Sale Securities of $60,223,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 1998 for a total of $107,972,000. A net unrealized gain of $434,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

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

NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                      June 30,
                             -------------------------  December 31,
                                1999           1998         1998
                             ----------    -----------  -----------

Commercial                    $157,320       $129,424     $133,066
Real Estate Mortgage           111,323         96,994      100,421
Real Estate Construction        37,968         35,338       40,456
Loans to Individuals            32,894         31,654       32,388
Less:  Unearned Discount          (293)          (564)        (498)
                              --------       --------     --------
  339,212                      292,846        305,833
Allowance for Loan Losses       (4,895)        (4,413)      (4,724)
                              --------       --------     --------

 Loans - Net                  $334,317       $288,433     $301,109
                              ========       ========     ========


NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                             Six Months Ended June 30,     Year Ended
                                                            --------------------------    December 31,
                                                                 1999           1998          1998
                                                            -------------  -------------  -----------

Balance, Beginning of Period                                      $4,724         $4,065       $4,065
Provisions, Charged to Income                                        638            408          785

Loans Charged-Off                                                   (559)          (115)        (343)
Recoveries of Loans Previously
 Charged-Off                                                          92             55          217
                                                                  ------         ------       ------

          Net Loans (Charged-Off) Recovered                         (467)           (60)        (126)
                                                                  ------         ------       ------

Balance, End of Period                                            $4,895         $4,413       $4,724
                                                                  ======         ======       ======

    The provisions for loan losses charged to operating expenses during the six months ended June 30,1999 and June 30,1998 of $638,000 and $408,000,
respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1998, a provision of $785,000 was recorded.

    At June 30,1999, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,861,000 (of which $2,861,000 were on non-accrual status). The related allowance for loan losses for these loans was $893,000. The average recorded investment in impaired loans during the six months ended June 30, 1999 was approximately $3,410,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

    The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                           June 30,
                                                    --------------------  December 31,
                                                       1999       1998        1998
                                                    ---------  ---------  ------------

Land                                                 $ 2,783    $ 1,446        $ 2,783
Buildings and Improvements                             7,560      7,573          7,537
Furniture & Equipment                                  7,600      6,816          7,234
                                                     -------    -------        -------
    Total Cost                                        17,943     15,835         17,554

Less:  Accumulated Amortization and Depreciation      (8,979)    (8,054)        (8,472)
                                                     -------    -------        -------

    Net Book Value                                   $ 8,964    $ 7,781        $ 9,082
                                                     =======    =======        =======

NOTE 5 - Other Real Estate
------

    The carrying value of other real estate is as follows (in thousands):

                                                               June 30,
                                                     --------------------------  December 31,
                                                         1999           1998         1998
                                                     -----------    -----------  -----------
Other Real Estate                                        $1,467          $  71        $ 281
Valuation Reserve                                           -0-            -0-          -0-
                                                         ------          -----        -----

    Net Other Real Estate                                $1,467          $  71        $ 281
                                                         ======          =====        =====

NOTE 5 - Other Real Estate (cont'd.)
------

    Transactions in the valuation reserve are summarized as follows (in thousands):

                                                                              Six Months Ended June 30,       Year Ended
                                                                              -------------------------       December 31,
                                                                               1999               1998           1998
                                                                              ------             ------         ------
Balance, Beginning of Period                                                  $  -0-              $  34         $  34
Provisions Charged to Income                                                     -0-                -0-           -0-
Reductions from Sales                                                            -0-                (34)          (34)
                                                                              ------              -----         -----

Balance, End of Period                                                        $  -0-              $ -0-         $ -0-
                                                                              ======              =====         =====


    There were no direct writedowns of other real estate charged to income for the six months ended June 30, 1999 or June 30, 1998, respectively, or for the year ended December 31, 1998.


NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                        June 30,
                                               -----------------------   December 31,
                                                  1999          1998        1998
                                               ---------     ---------   -----------
Noninterest-Bearing Demand Deposits             $128,753      $116,822      $141,170
                                                --------      --------    ----------
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money Market Funds             156,658       137,165    151,557
  Savings                                         80,177        62,435     81,503
  Savings Certificates - Time                     53,242        52,162     53,394
  Certificates of Deposits $100,000 or more       34,290        36,610     37,099
  Other                                              778           778        777
                                                --------      --------   --------
   Total                                         325,145       289,150    324,330
                                                --------      --------   --------
       Total Deposits                           $453,898      $405,972   $465,500
                                                ========      ========   ========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):


                                                               Six Months Ended June 30,   Year Ended
                                                             ----------------------------  December 31,
                                                                  1999           1998          1998
                                                             -------------  -------------  -----------

Securities Sold Under Repurchase Agreements:
    Average                                                       $16,806        $13,461      $15,742
    Period-End                                                     20,340         13,728       17,839
    Maximum Month-End Balance During Period                        20,340         15,249       19,354
Interest Rate
    Average                                                          3.77%          4.60%        4.40%
    Period-End                                                       3.83           4.55         3.83

NOTE 8 - Notes Payable
------

On July 15, 1998, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 1999, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of June 30, 1999, $250,000 had been borrowed under these lines and was outstanding on that date. It is anticipated this advance under the line of credit will be paid before converting to a term note.

NOTE 9 - Other Non-Interest Expense
------

    The significant components of other non-interest expense are as follows (in thousands):


                                    Six Months Ended June 30,   Year Ended
                                    -------------------------  December 31,
                                       1999          1998          1998
                                    -----------  ------------  ------------
Business Development                     $  269        $  303        $  611
Legal and Professional Fees                 288           252           511
Printing and Supplies                       196           202           387
Regulatory Fees and Assessments              91            84           169
Other                                       916           943         1,842
                                         ------        ------        ------

  Total                                  $1,760        $1,784        $3,520
                                         ======        ======        ======

NOTE 10 - Income Taxes
-------

  Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                           June 30,
                                    ----------------------   December 31,
                                      1999          1998         1998
                                    --------      --------   ------------
Current Tax Asset                     $   38         $  28          $  10
Deferred Tax Asset                     1,517           816            973
                                      ------         -----          -----

  Total Included in Other Assets      $1,555         $ 844          $ 983
                                      ======         =====          =====

  The deferred tax asset at June 30, 1999 of $1,517,000 included $141,000 related to unrealized losses on Available-for-Sale Securities.

  The components of income tax expense were as follows (in thousands):


                                        Six Months Ended June 30,    Year Ended
                                       ---------------------------  December 31,
                                            1999          1998          1998
                                       -------------  ------------  -------------
Federal Income Tax Expense
 Current                                     $2,391        $2,180         $4,798
 Deferred (benefit)                            (115)         (167)          (465)
                                             ------        ------         ------

   Total Federal Income Tax Expense          $2,276        $2,013         $4,333
                                             ======        ======         ======

   Effective Tax Rates                         34.6%         34.2%          34.7%
                                             ======        ======         ======

  The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):


                                         Six Months Ended June 30,    Year Ended
                                        ---------------------------  December 31,
                                             1999          1998          1998
                                        -------------  ------------  -------------
Federal Income Taxes at Statutory
 Rate of 34.3%                                $2,258        $1,999         $4,278
Effect of Tax Exempt Interest Income              (6)          (10)           (19)
Non-deductible Expenses                           25            25             58
Other                                             (1)           (1)            16
                                              ------        ------         ------

 Income Taxes Per Income Statement            $2,276        $2,013         $4,333
                                              ======        ======         ======

NOTE 10 - Income Taxes (con't)
-------

  Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                           Six Months Ended   Year Ended
                                                               June 30,      December 31,
                                                                 1999            1998
                                                           ----------------  ------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                                          $1,221        $1,107
  Valuation Reserves - Other Real Estate                                  1             1
  Interest on Non-accrual Loans                                         173           199
  Deferred Compensation                                                 417           414
  Unrealized Losses on Available for Sale Securities                    141           -0-
  Other                                                                  16            18
                                                                     ------        ------


  Gross Federal Deferred Tax Assets                                   1,969         1,739
                                                                     ------        ------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                         297           301
  Accretion                                                              45            78
  Unrealized Gains on Available-for-Sale Securities                     -0-           289
  Other                                                                 110            98
                                                                     ------        ------

  Gross Federal Deferred Tax Liabilities                                452           766
                                                                     ------        ------

  Net Deferred Tax Asset                                             $1,517        $  973
                                                                     ======        ======

NOTE 11 - Related Party Transactions
-------

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


NOTE 12 - Commitments and Contingent Liabilities
-------

     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements. No losses are anticipated as a result of these transactions. Commitments are most frequently extended for real estate, commercial and industrial loans.

     At June 30, 1999, outstanding documentary and standby letters of credit totaled $4,032,000 and commitments to extend credit totaled $118,199,000.


NOTE 13 - Stock Option Plans
-------

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1998, and the six months ended June 30, 1999.

NOTE 13 - Stock Option Plans (con't)
-------

     The following is a summary of transactions during the periods presented:

                                             Shares Under Option
                                     -----------------------------------
                                       Six Months
                                          Ended           Year Ended
                                      June 30, 1999   December 31, 1998
                                     ---------------  ------------------

Outstanding, Beginning of Period            461,717             543,112
Additional Options Granted During
  the Period                                 39,500               3,000
Forfeited During the Period                  (2,400)             (5,400)
Exercised During the Period                 (44,170)            (78,995)
                                            -------             -------

  Outstanding, End of Period                454,647             461,717
                                            =======             =======

     Options outstanding at June 30, 1999 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $8.02 and 345,785 shares exercisable. At June 30, 1999, there remained 494,800 shares reserved for future grants of options under the 1997 Plan.


NOTE 14 - Employee Benefit Plans
-------

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

     The table below sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31 (in thousands):

                                                                           1998      1997
                                                                         -------   -------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $1,719,000 in 1998 and $2,240,000 in 1997                   $1,852    $2,420
                                                                          ======    ======

Projected benefit obligation for service rendered
 to date                                                                  $2,958    $3,035
Plan assets at fair value, primarily listed stocks
 and U.S. bonds                                                            2,176     2,883
                                                                          ------    ------

Projected benefit obligation in excess of (less than) plan assets            782       152
Unrecognized net loss from past experience
 different from that assumed and effect of
 changes in assumptions                                                     (930)     (396)
Prior service cost not yet recognized in net
 periodic pension cost                                                       (10)       12
                                                                          ------    ------

Prepaid pension cost included in other assets                             $ (158)   $ (232)
                                                                          ======    ======

NOTE 14 - Employee Benefit Plans (con't)
-------

Net pension expense included the following components (in thousands):

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                           1998             1997
                                                                          ------           ------
Service Cost - benefits earned during the period                          $  355           $  227
Interest cost on projected benefit obligation                                170              157
Less: Actual return on plan assets                                          (126)            (196)
Net amortization and deferral                                                 39                5
                                                                          ------           ------

   Net periodic pension cost                                              $  438           $  193
                                                                          ======           ======

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 percent and 6 percent, respectively. The expected long-term rate of return on plan assets was 7 percent.

     The market value of plan assets at June 30, 1999 was $2,132,000. There has not been a contribution to the plan during 1999. Prepaid pension cost at June 30, 1999 was $77,000.

401(k) Plan
-----------

     The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation has not matched the employee's contributions to date nor made any other contribution to the plan.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $103,000 and $110,000 during the six months of 1999 and 1998, respectively, and $237,000 for the year 1998.

Other Post Retirement Benefits
------------------------------

     The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).


NOTE 15 - Earnings per Share
-------

     The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations reflect a two-for-one stock split in December 1997 (dollars in thousands)

                                              June 30,
                                     ------------------------  December 31,
                                        1999         1998          1998
                                     ----------    ----------  ------------
Net income                           $    4,307    $    3,867    $    8,146
                                     ==========    ==========    ==========
Weighted average number of common
 shares used in Basic EPS             6,439,205     6,508,425     6,496,595
Effect of dilutive stock options        249,749       343,130       316,702
                                     ----------    ----------    ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,688,954     6,851,555     6,813,297
                                     ==========    ==========    ==========


NOTE 16 - Financial Instruments with Off-Balance Sheet Risk
-------

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

NOTE 16 - Financial Instruments with Off-Balance Sheet Risk (con't)
--------

  The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                    June 30,
                                               ------------------
                                                 1999      1998
                                               --------  --------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:
     Commitments to Extend Credit              $118,199  $109,019

     Documentary and Standby
     Letters of Credit                            4,032     3,502

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


NOTE 17 - Concentrations of Credit Risk
-------

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

NOTE 18 - Litigation
-------

     Certain of the Subsidiary Banks are involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.


NOTE 19 - Stock Repurchase Plan
-------

     On April 20, 1999, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 322,232 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

     In the six months of 1999, 105,200 shares were purchased by the Corporation through a similar repurchase plan through the open market.


NOTE 20 - Subsequent Event
-------

     On July 20, 1999, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on August 16, 1999 to shareholders of record on August 2, 1999.

NOTE 21 - Fair Values of Financial Instruments
-------

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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                               June 30,
                                              ------------------------------------------
                                                       1999                 1998
                                              --------------------  --------------------
                                              Carrying     Fair     Carrying     Fair
                                               Amount      Value     Amount      Value
                                              ---------  ---------  ---------  ---------
   Financial Assets
     Cash and due from banks                  $ 23,117   $ 23,117   $ 25,602   $ 25,602
     Federal funds sold                          8,980      8,980     27,675     27,675
     Securities                                137,694    137,533    107,972    108,677
     Loans                                     339,212    340,327    292,846    292,170
     Reserve for loan losses                    (4,895)    (4,895)    (4,413)    (4,413)

   Financial Liabilities
     Deposits                                  453,898    454,166    405,972    406,241
     Securities sold under repurchase
      agreements                                20,340     20,340     13,728     13,731
     Note Payable                                  250        250        -0-        -0-

   Off-balance Sheet Financial Instruments
     Loan commitments                                                118,199    109,019
     Letters of credit                                                 4,032      3,502

NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                              For the Six Months Ended June 30,
                                              ----------------------------------      Year Ended
                                                    1999              1998        December 31, 1998
                                              ----------------  ----------------  -----------------

     Net Income                                        $4,307             $3,867             $8,146
     Other Comprehensive Income:
       Unrealized gain (loss) on securities
       available-for-sale, net of tax                    (833)                43                317
                                                       ------             ------             ------

         Comprehensive Income                          $3,474             $3,910             $8,463
                                                       ======             ======             ======

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Summary
-------

     Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

     Net income for the second quarter of 1999 was $2,211,000, or $.33 diluted earnings per share, compared with $2,003,000, or $.29 diluted earnings per share, for the second quarter of 1998. Net income for the first six months of 1999 was $4,307,000, or $.64 diluted earnings per share, compared with $3,867,000, or $.56 diluted earnings per share, for the first six months of the prior year. On a per share basis, diluted earnings per share increased 13.8% over the second quarter of the prior year. Per share amounts are based on average shares outstanding of 6,688,954 for the first six months of 1999 and 6,851,555 for the comparable period of 1998 adjusted to reflect stock options granted.

     Outstanding loans at June 30, 1999 of $339.2 million represented an increase of $46.4 million, or 15.8%, over June 30,1998 and an increase of $33.4 million, or 10.9%, from December 31, 1998.

     Total deposits at June 30, 1999 of $453.9 million represented an increase of $47.9 million, or 11.8%, over June 30,1998 and a decrease of $11.6 million, or 2.5%, from December 31, 1998.

     In the second quarter, net interest income increased 13.6% over the previous year. Non-interest expense increased 7.1% in the second quarter over that of the same period in the prior year.

     The following table summarizes the Corporation's performance for the three months and six months ended June 30, 1999 and 1998 (tax equivalent basis and dollars in thousands).

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                           ------------------  -------------------
                                            1999       1998       1999       1998
                                           ------     ------    -------    -------
Interest Income                            $9,725     $9,075    $19,124    $17,956
Interest Expense                            3,157      3,288      6,411      6,537
                                           ------     ------    -------    -------

 Net Interest Income                        6,568      5,787     12,713     11,419
Provision for Loan Loss                       418        250        638        408
                                           ------     ------    -------    -------

 Net Interest Income After
   Provision for Loan Loss                  6,150      5,537     12,075     11,011
Non-Interest Income                           902        956      1,933      1,826
Non-Interest Expense                        3,678      3,435      7,416      6,941
                                           ------     ------    -------    -------

 Income Before Income Tax                   3,374      3,058      6,592      5,896
Income Tax Expense                          1,163      1,055      2,285      2,029
                                           ------     ------    -------    -------

   Net Income                              $2,211     $2,003    $ 4,307    $ 3,867
                                           ======     ======    =======    =======

Net Income per Share-
 Basic                                     $  .34     $  .30    $   .67    $   .59
 Diluted                                      .33        .29        .64        .56

Return on Average Assets                     1.71%      1.73%      1.67%      1.69%

Return on Average Stockholders' Equity      18.89%     18.65%     18.59%     18.42%


Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

  The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 1999 and 1998 (rates on tax equivalent basis).


                                                              Three Months ended June 30,
                                          --------------------------------------------------------------------
                                                        1999                               1998
                                          ---------------------------------  ---------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From            $ 12,930     $  156        4.84%   $ 31,338     $  431        5.53%
  Investment Securities (Taxable)           138,384      2,019        5.85     107,658      1,648        6.14
  Investment Securities (Tax-exempt)            745         13        7.11       1,137         20        6.88
  Loans, Net of Unearned Discount(1)        330,685      7,537        9.14     290,811      6,976        9.62
                                           --------     ------                --------     ------
    Total Earning Assets                    482,744      9,725        8.08     430,944      9,075        8.45
                                                        ------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                    23,095                             22,130
  Other Assets                               18,850                             15,506
  Allowance for Loan Losses                  (4,720)                           (4 ,306)
                                           --------                           --------
    Total Assets                           $519,969                           $464,274
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $153,200      1,188        3.11    $139,867      1,283        3.68
  Savings                                    82,527        792        3.85      64,202        710        4.43
  Savings Certificates                       52,674        597        4.54      51,866        660        5.10
  Certificates of Deposit
    $100,000 or more                         34,722        413        4.77      35,931        478        5.34
  Other Time                                    778         10        5.05         956         13        5.56
  Other Borrowings                           16,569        157        3.80      12,730        144        4.53
                                           --------     ------                --------     ------
    Total Interest-Bearing Liabilities      340,470      3,157        3.72     305,552      3,288        4.32
                                                        ------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                           130,200                            113,223
  Other Liabilities                           2,735                              2,419
  Shareholders' Equity                       46,564                             43,080
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $519,969                           $464,274
                                           ========                           ========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                              $6,568        5.46                 $5,787        5.39
                                                        ======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the six months ended June 30, 1999 and 1998 (rates on tax equivalent basis).

                                                               Six Months Ended June 30,
                                          --------------------------------------------------------------------
                                                        1999                               1998
                                          ---------------------------------   --------------------------------
                                           Average                Average     Average                Average
                                           Balances   Interest  Yield/Rate    Balances   Interest  Yield/Rate
                                          ----------  --------  -----------  ----------  --------  -----------
                                                (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From            $ 19,135    $   459        4.82%   $ 36,104    $   991        5.53%
  Investment Securities (Taxable)           141,868      4,091        5.82     107,026      3,271        6.16
  Investment Securities (Tax-exempt)            817         28        7.08       1,139         39        6.98
  Loans, Net of Unearned Discount(1)        321,058     14,546        9.14     283,944     13,655        9.70
                                           --------    -------                --------    -------
    Total Earning Assets                    482,878     19,124        7.99     428,213     17,956        8.46
                                                       -------                            -------

Non-interest Earning Assets:
  Cash and Due From Banks                    23,186                             22,169
  Other Assets                               18,870                             15,490
  Allowance for Loan Losses                  (4,754)                            (4,224)
                                           --------                           --------
    Total Assets                           $520,180                           $461,648
                                           ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts & Money Market Funds          $153,973      2,400        3.14    $138,328      2,498        3.64
  Savings                                    82,723      1,607        3.92      65,137      1,438        4.45
  Savings Certificates                       52,949      1,211        4.61      51,767      1,308        5.09
  Certificates of Deposit
    $100,000 or more                         35,407        856        4.88      36,346        960        5.33
  Other Time                                    778         20        5.13         931         26        5.63
  Other Borrowings                           16,900        317        3.78      13,461        307        4.60
                                           --------    -------                --------    -------
    Total Interest-Bearing Liabilities      342,730      6,411        3.77     305,970      6,537        4.31
                                                       -------                            -------

Non-interest Bearing Liabilities:
  Demand Deposits                           128,363                            111,004
  Other Liabilities                           2,548                              2,337
  Shareholders' Equity                       46,539                             42,337
                                           --------                           --------
    Total Liabilities and
      Shareholders' Equity                 $520,180                           $461,648
                                           ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                             $12,713        5.31                $11,419        5.38
                                                       =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

  Net interest income (tax equivalent) for the second quarter of 1999 was $6,568,000 which represented an increase of $781,000, or 13.5%, over the second quarter of 1998. This increase was heavily contributed to by a 13.7% increase in average loans for the second quarter of 1999 versus the same quarter last year.

  The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended June 30, 1999 and 1998.

                                                        ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                (Dollars in Thousands)

                                        2nd Qtr. 1999 vs. 2nd Qtr. 1998     Six Months 1999 vs. Six Months 1998
                                              Increase (Decrease)                   Increase (Decrease)
                                              Due to Changes in:                    Due to Changes in:
                                       ---------------------------------   -------------------------------------
                                        Volume       Rate        Total       Volume         Rate        Total
                                       ---------   ---------   ---------   -----------   ----------   ----------
Interest Earning Assets:
 Federal Funds Sold                       $ (227)    $   (48)      $(275)       $ (418)     $  (114)      $ (532)
 Investment Securities (Taxable)             851        (480)        371         1,334         (514)         820
 Investment Securities (Tax-exempt)          (11)          4          (7)          (13)           2          (11)
 Loans, Net of Unearned Discount           2,458      (1,897)        561         2,827       (1,936)         891
                                          ------     -------       -----        ------      -------       ------

 Total Interest Income                     3,071      (2,421)        650         3,730       (2,562)       1,168
                                          ------     -------       -----        ------      -------       ------

Interest-Bearing Liabilities:
 Deposits                                  1,447      (1,591)       (144)        1,413       (1,549)        (136)
 Other Borrowings                            130        (117)         13           136         (126)          10
                                          ------     -------       -----        ------      -------       ------

 Total Interest Expense                    1,577      (1,708)       (131)        1,549       (1,675)        (126)
                                          ------     -------       -----        ------      -------       ------
Net Interest Income                       $1,494     $  (713)      $ 781        $2,181      $  (887)      $1,294
                                          ======     =======       =====        ======      =======       ======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

  The Corporation's allowance for loan losses was $4,895,000, or 1.44% of total loans, as of June 30, 1999 compared to $4,413,000, or 1.51% of total loans, as of June 30,1998.

  Transactions in the provision for loan losses are summarized as follows (in thousands):


                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          ------------------   ------------------
                                            1999       1998      1999      1998
                                          -------    -------   -------   --------
Balance, Beginning of Period               $4,749     $4,192    $4,724     $4,065
Provisions, Charged to Income                 418        250       638        408

Loans Charged-Off                            (325)       (68)     (559)      (115)
Recoveries of Loans Previously
      Charged-Off                              53         39        92         55
                                           ------     ------    ------     ------

         Net Loans (Charged-Off)
               Recovered                     (272)       (29)     (467)       (60)
                                           ------     ------    ------     ------

Balance, End of Period                     $4,895     $4,413    $4,895     $4,413
                                           ======     ======    ======     ======

     For the six months ended June 30, 1999 and 1998, net charge-offs were .14% and .02% of loans, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                  June 30,   March 31,   December 31,   September 30,   June 30,
                                    1999        1999        1998            1998         1998
                                 ---------  ----------  -------------  --------------  ---------
Non-Accrual Loans                  $2,952      $4,207       $5,049          $6,213       $6,830
Other Real Estate Owned             1,467       1,711          281              71           71
                                   ------      ------       ------          ------       ------

  Total Non-Performing Assets      $4,419      $5,918       $5,330          $6,284       $6,901
                                   ======      ======       ======          ======       ======
                                  June 30,   March 31,   December 31,   September 30,   June 30,
                                    1999        1999        1998            1998         1998
                                 ---------  ----------  -------------  --------------  ---------
As a Percent of:
 Total Assets                         .84%       1.14%        1.00%           1.28%        1.48%
 Total Loans and Other Assets        1.30        1.85         1.74            2.08         2.36

Loans Past Due 90 days or
 More and Still Accruing          $    17      $    7       $    3          $  269        $   6

     Non-accrual loans to total loans were .87% at June 30, 1999 and non-performing assets were 1.30% of loans and other real estate owned at the same date.

     As of June 30, 1999, loans to five borrowers represent approximately 93% of the loans on non-accrual and three of these borrowers are current as to payment of principal and interest on their loans. The Corporation does not see the increase in non-accrual loans in mid 1998 as a signal of a weakened local economy or a change in the Corporation's lending standards, rather this is the enforcement of the Corporation's strict policy of identifying problem loans as soon as any difficulty a borrower may be experiencing is noted.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                             June 30,   March 31,   December 31,   September 30,   June 30,
                               1999        1999         1998            1998         1998
                             ---------  ----------  -------------  --------------  ---------
Non-Performing Loans           $2,952      $4,207      $ 5,055         $ 6,482      $ 6,830
Criticized Loans                9,755       9,597       10,468          11,524       11,737
Allowance for Loan Losses       4,895       4,749        4,724           4,663        4,413
Allowance for Loan Losses
  as a Percent of:
    Non-Performing Loans          166%        129%          94%             72%          65%
    Criticized Loans               50          50           45              40           38

Non-interest Income
-------------------

  The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                           Three Months Ended               Six Months Ended
                                                 June 30,                       June 30,
                                       -----------------------------  -----------------------------
                                         1999      1998    % Change     1999      1998    % Change
                                       --------  --------  ---------  -------  ---------  ---------

Service Charges on Deposit Accounts       $ 489     $ 518     (5.6)%   $  967    $1,004     (3.7)%
Non-recurring Income                         46        88        --       244       154        --
Other Non-interest Income                   367       350       4.9       722       668       8.1
                                          -----     -----     -----    ------    ------

  Total Non-interest Income               $ 902     $ 956      (5.7)   $1,933    $1,826       5.9
                                          =====     =====              ======    ======


     Non-recurring income is primarily franchise tax refunds, interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years. The increase in other non-interest income in the second quarter of 1999 is primarily due to increases in mortgage brokerage/origination fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                    Three Months Ended June 30,        Six Months Ended June 30,
                                   -----------------------------  ---------------------------------
                                     1999      1998    % Change      1999        1998     % Change
                                   ---------  -------  ---------  ----------  ----------  ---------

Salaries & Employee Benefits         $2,350    $2,061      14.0%      $4,491      $4,102       9.5%
Occupancy Expense - Net                 305       232      31.5          550         471      16.8
Furniture and Equipment Expense         307       289       6.2          590         584      1.03
Other Real Estate Expense - Net          (2)        3        --           25         -0-        --
Other Expenses:
 Business Development                   145       159      (8.8)         269         303     (11.2)
 Insurance - Other                       36        21      71.4           71          46      54.3
 Legal & Professional Fees              121       121        --          288         252      14.3
 Taxes - Other                           47        82     (42.7)         112         167     (32.9)
 Postage & Courier                       80        69      15.9          158         141      12.1
 Printing & Supplies                     91       107     (15.0)         196         202      (3.0)
 Regulatory Fees & Assessments           45        44       2.3           91          84       8.3
 Other Operating Expenses               153       247     (38.1)         575         589      (2.4)
                                     ------    ------                 ------      ------

   Total Other Expenses                 718       850     (15.5)       1,760       1,784      (1.3)
                                     ------    ------                 ------      ------

   Total Non-interest Expense        $3,678    $3,435       7.1       $7,416      $6,941       6.8
                                     ======    ======                 ======      ======

     Total non-interest expense increased 7.1% in the second quarter of 1999 over 1998, reflecting increases primarily in salaries and benefits and occupancy expense. As a percent of average assets, non-interest expenses were 2.84% in the second quarter of 1999 and 2.97% in the same period of 1998. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 49.2% for the second quarter of 1999. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

    The increase in salaries and employee benefits for the second quarter of 1999 is due to salary merit increases and additions to staff. The average number of full-time equivalent employees increased by 3.5 to an average full-time equivalent of 170.5 from the twelve months prior. This increase in number of employees was required because of the increase in assets over the past year.

     The increase in occupancy expense is primarily due to increased repairs, increased property taxes and increased rent as a result of one branch office relocating from temporary quarters to a permanent facility.

     Other operating expenses decreased in the second quarter of 1999 due to decreases in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 1999 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                                   Total       Repriced
                                         Matures or Reprices within:               Rate          After
                                  ------------------------------------------     Sensitive     1 Year or
                                     30 Days          31-180        181 to       One Year    Non-interest
                                     or Less           Days        One Year       or Less      Sensitive     Total
                                  -------------    ------------    ---------    ----------   ------------  ---------
Earning Assets:
  Loans                                $220,958        $ 12,278     $  9,492      $242,728       $ 96,484   $339,212
  Investment Securities                   4,479          17,398       19,450        41,327         96,367    137,694
  Federal Funds Sold                      8,980             -0-          -0-         8,980            -0-      8,980
                                       --------        --------     --------      --------       --------   --------

   Total Earning Assets                 234,417          29,676       28,942       293,035        192,851    485,886
                                       --------        --------     --------      --------       --------   --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                236,835             -0-          -0-       236,835            -0-    236,835
  Certificate of Deposits
    >$100,000                            12,750           9,723       10,588        33,061          1,229     34,290
  Other Time Deposits                    17,055          16,641       16,704        50,400          3,620     54,020
  Repurchase Agreements                  20,340             -0-          -0-        20,340            -0-     20,340
  Note Payable                              250             -0-          -0-           250            -0-        250
                                       --------        --------     --------      --------       --------   --------

   Total Interest Bearing
    Liabilities                         287,230          26,364       27,292       340,886          4,849    345,735
                                       --------        --------     --------      --------       --------   --------

Interest Sensitivity
 Gap                                   $(52,813)       $  3,312     $  1,650      $(47,851)      $188,002   $140,151
                                       ========        ========     ========      ========       ========   ========
Cumulative Gap                         $(52,813)       $(49,501)    $(47,851)
                                       ========        ========     ========

Cumulative Gap to
 Total Earning Assets                    (10.87%)        (10.19%)     ( 9.85%)

Cumulative Gap to
 Total Assets                            (10.07%)        ( 9.44%)      (9.13%)

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (9.13%) was reversed to a positive 12.99% "beta adjusted" gap position.

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

Capital (con't)
-------

    At June 30, 1999, total capital to total assets was 8.95%.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 1999, the Corporation's Tier I capital represented 13.36% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.61% of risk weighted assets. Both ratios are well above current regulatory guidelines.

    Also, as of June 30, 1999, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

     Based on assessments, the Corporation determined that it would be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Corporation presently believes that with modifications made to existing software, the Year 2000 Issue will be mitigated.

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

                                    SUMMIT BANCSHARES, INC.
                                           Registrant



Date: July 30, 1999              By: /s/  Philip E. Norwood
      -------------                 --------------------------------------------
                                    Philip E. Norwood, Chairman

Date: July 30, 1999              By: /s/  Bob G. Scott
      -------------                 --------------------------------------------
                                    Bob G. Scott, Executive Vice President
                                       and Chief Operating Officer
                                         (Chief Accounting Officer)

                         PART II - OTHER INFORMATIONM

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Change in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Corporation's annual shareholders' meeting, held on April 20, 1999, the shareholders of the Corporation:

          . ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 1999. The shareholder vote in this matter was 5,636,661 for, 16,740 against, and 10,484 abstaining.

          . elected the Board of Directors, consisting of ten (10) persons. The following directors, constituting the entire Board of Directors, were elected:

                                         For         Against        Abstain
                                      ---------      -------        -------
               D. Jerrell Farr        5,606,359        7,900         49,626
               Elliott S. Garsek      5,601,659       12,600         49,626
               Ronald J. Goldman      5,605,259        9,000         49,626
               F.S. Gunn              5,606,659        7,600         49,626
               Jeffrey M. Harp        5,606,659        7,600         49,626
               Robert L. Herchert     5,606,459        7,800         49,626
               William W. Meadows     5,606,659        7,600         49,626
               James L. Murray        5,606,659        7,600         49,626
               Philip E. Norwood      5,606,659        7,600         49,626
               Byron B. Searcy        5,606,659        7,600         49,626

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11   Computation of Earnings Per Common Share

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending June 30, 1999

                                 EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------

11      Computation of Earnings Per Common Share

27      Financial Data Schedule