Form 10-Q
period 1999-09-30
SUMMIT BANCSHARES INC /TX/
filed 1999-11-10
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999; or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from ______ to ______.

                        Commission File Number 0-11986


                            SUMMIT BANCSHARES, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


        Texas                                           75-1694807
 ----------------------                     -----------------------------------
(State of Incorporation)                   (I.R.S. Employer  Identification No.)

                  1300 Summit Avenue, Fort Worth, Texas 76102
                  -------------------------------------------
                   (Address of principal executive offices)


                                (817) 336-6817
                           -------------------------
             (Registrant's telephone number, including area code)


                                   No Change
                        ------------------------------
             (Former name, former address and former fiscal year
                         if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at September 30, 1999 was 6,422,497 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I - FINANCIAL INFORMATION                                  Page No.


Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 1999
        and 1998 and at December 31, 1998                               4

        Consolidated Statements of Income for the Three Months
        and Nine Months Ended September 30, 1999 and 1998
        and for the Year Ended December 31, 1998                        5-6

        Consolidated Statements of Changes in Shareholders'
        Equity for the Nine Months Ended September 30, 1999
        and 1998 and for the Year Ended December 31, 1998               7

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1999 and 1998 and for
        the Year Ended December 31, 1998                                8-9

        Notes to Consolidated Financial Statements for the Nine
        Months Ended September 30, 1999 and 1998 and for the
        Year Ended December 31, 1998                                    10-21


The September 30, 1999 and 1998 and the December 31, 1998 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations for the Nine Months
        Ended September 30, 1999 and 1998                               22-29

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

Item 6.     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                               September 30,              (Unaudited)
                                                        --------------------------        December 31,
                                                           1999            1998              1998
                                                        ----------      ----------        -----------
ASSETS                                                                (In Thousands)

CASH AND DUE FROM BANKS  NOTE 1                         $   21,982      $   20,127        $    26,735
FEDERAL FUNDS SOLD                                          14,135          37,135             38,706
INVESTMENT SECURITIES  NOTE 2
 Securities Available-for-Sale, at fair value              126,461          74,787            121,417
 Securities Held-to-Maturity, at cost (fair value of        29,329          46,036             26,595
   $28,956,000, $46,803,000, and $26,959,000
   September 30, 1999 and 1998 and December 31, 1998,
   respectively)
LOANS  NOTE 3
  Loans, Net of Unearned Discount                          344,952         301,972            305,833
      Allowance for Loan Losses                             (5,044)         (4,663)            (4,724)
                                                          --------        --------           --------
            LOANS, NET                                     339,908         297,309            301,109

PREMISES AND EQUIPMENT  NOTE 4                               8,926           7,960              9,082
ACCRUED INCOME RECEIVABLE                                    4,410           3,835              3,823
OTHER REAL ESTATE  NOTE 5                                    1,494              71                281
OTHER ASSETS                                                 5,671           4,969              5,016
                                                          --------        --------           --------

     TOTAL ASSETS                                       $  552,316      $  492,229        $   532,764
                                                           =======         =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS  NOTE 6
  Noninterest-Bearing Demand                            $  135,973      $  117,982        $   141,170
  Interest-Bearing                                         336,633         306,452            324,330
                                                           -------         -------            -------

     TOTAL DEPOSITS                                        472,606         424,434            465,500

SHORT TERM BORROWINGS  NOTE 7                               28,310          18,838             17,839
ACCRUED INTEREST PAYABLE                                       560             676              1,037
OTHER LIABILITIES                                            2,877           3,276              2,153
                                                            ------          ------             ------

     TOTAL LIABILITIES                                     504,353         447,224            486,529
                                                           -------         -------            -------
COMMITMENTS AND CONTINGENCIES  NOTE 12

SHAREHOLDERS' EQUITY  NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares
  authorized; 6,422,497, 6,514,694 and 6,471,827 shares
  issued and outstanding at September 30, 1999 and 1998
  and at December 31, 1998, respectively                     8,028           8,144              8,090
Capital Surplus                                              6,452           6,285              6,329
Retained Earnings                                           34,633          30,429             31,271
Accumulated Other Comprehensive Income  Unrealized Gain
  (Loss) on Available for Sale Investment Securities,
    Net of Tax                                                (571)            661                560
 Treasury Stock at Cost (30,700 shares at September 30,
   1999)                                                      (579)           (514)               (15)
                                                            ------          ------             ------

     TOTAL SHAREHOLDERS' EQUITY                             47,963          45,005             46,235
                                                           -------         -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  552,316      $  492,229        $   532,764
                                                           =======         =======            =======

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                             (Unaudited)
                                               For the Nine Months Ended September 30,           (Unaudited)
                                              ----------------------------------------     Year Ended December 31,
                                                      1999                 1998                    1998
                                                --------------        --------------          --------------
                                                          (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                          $ 22,387              $ 20,789              $ 28,000
  Interest and Dividends on Investment Securities:
    Taxable                                              6,313                 5,026                 6,963
    Exempt from Federal Income Taxes                        27                    38                    50
  Interest on Federal Funds Sold                           610                 1,535                 2,052
                                                       -------              --------               -------

     TOTAL INTEREST INCOME                              29,337                27,388                37,065
                                                       -------              --------               -------
INTEREST EXPENSE
  Interest on Deposits                                   9,307                 9,500                12,786
  Interest on Short Term Borrowings                        551                   496                   692
  Interest on Note Payable                                   5                   -0-                   -0-
                                                       -------              --------               -------

     TOTAL INTEREST EXPENSE                              9,863                 9,996                13,478
                                                       -------              --------               -------
     NET INTEREST INCOME                                19,474                17,392                23,587


LESS: PROVISION FOR LOAN LOSSES  NOTE 3                    778                   539                   785
                                                       -------              --------               -------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                          18,696                16,853                22,802
                                                       -------              --------               -------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                   1,489                 1,504                 2,018
  Gain on Sale of Investment Securities                    -0-                   -0-                    35
  Other Income                                           1,338                 1,235                 1,797
                                                       -------              --------               -------
     TOTAL NON-INTEREST INCOME                           2,827                 2,739                 3,850
                                                       -------              --------               -------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits                         6,801                 6,302                 8,576
  Occupancy Expense - Net                                  825                   692                   928
  Furniture and Equipment Expense                          904                   882                 1,150
  Other Real Estate Owned (Income) Expense - Net            15                    11                    (1)
  Other Expense  NOTE 9                                  2,753                 2,594                 3,520
                                                       -------              --------               -------

     TOTAL NON-INTEREST EXPENSE                         11,298                10,481                14,173
                                                       -------              --------               -------

     INCOME BEFORE INCOME TAXES                         10,225                 9,111                12,479

APPLICABLE INCOME TAXES  NOTE 10                         3,535                 3,149                 4,333
                                                       -------              --------               -------

     NET INCOME                                     $    6,690             $   5,962             $   8,146
                                                       =======              ========               =======

     NET INCOME PER SHARE  NOTE 15
        Basic                                       $     1.04             $    .92              $    1.25
        Diluted                                           1.00                  .87                   1.20


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                             (Unaudited)
                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                        1999              1998
                                                      --------          --------
                                               (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                          $  7,841         $   7,136
  Interest and Dividends on Investment Securities:
   Taxable                                               2,222             1,754
   Exempt from Federal Income Taxes                          8                12
 Interest on Federal Funds Sold                            151               546
                                                      --------          --------

     TOTAL INTEREST INCOME                              10,222             9,448
                                                      --------          --------

INTEREST EXPENSE
  Interest on Deposits                                   3,213             3,270
  Interest on Short Term Borrowings                        237               189
  Interest on Note Payable                                   2               -0-
                                                      --------          --------

     TOTAL INTEREST EXPENSE                              3,452             3,459
                                                      --------          --------

     NET INTEREST INCOME                                 6,770             5,989


LESS: PROVISION FOR LOAN LOSSES  NOTE 3                    140               131
                                                      --------          --------

     NET INTEREST INCOME AFTER

      PROVISION FOR LOAN LOSSES                          6,630             5,858
                                                      --------          --------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                     522               500
  Loss on Sale of Investment Securities                    -0-               -0-
  Other Income                                             372               413
                                                      --------          --------

     TOTAL NON-INTEREST INCOME                             894               913
                                                      --------          --------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                         2,310             2,200
  Occupancy Expense - Net                                  275               221
  Furniture and Equipment Expense                          314               298
  Other Real Estate Owned Expense - Net                    (10)               11
  Other Expense                                            993               810
                                                      --------          --------

     TOTAL NON-INTEREST EXPENSE                          3,882             3,540
                                                      --------          --------

     INCOME BEFORE INCOME TAXES                          3,642             3,231


APPLICABLE INCOME TAXES  NOTE 10                         1,259             1,136
                                                      --------          --------

     NET INCOME                                       $  2,383          $  2,095
                                                      ========          ========

     NET INCOME PER SHARE  - NOTE 15
         Basic                                        $    .37          $    .33
         Diluted                                           .36               .31


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                                                                       Comprehensive
                                                                                         Income  -
                                                                                       Net Unrealized
                                             Common Stock                              Gain (Loss) on                    Total
                                           -----------------    Capital    Retained      Investment       Treasury     Shareholders'
                                           Shares     Amount    Surplus    Earnings      Securities         Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands, Except Per Share Data)
BALANCE AT
JANUARY 1, 1998                           6,501,332    $8,127    $6,251     $26,491         $ 243         $   -0-         $41,112

Purchases of Stock Held
 in Treasury                                                                                               (1,422)         (1,422)
Retirement of Stock
 Held in Treasury                           (45,000)      (56)                 (852)                          908             -0-
Stock Options Exercised                      58,362        73        34                                                       107
Cash Dividend -
 $.18 Per Share                                                              (1,172)                                       (1,172)
Net Income for the
 Nine Months Ended
 September 30,1998                                                            5,962                                         5,962
Securities Available-
 for-Sale Adjustment                                                                          418                             418
                                                                                                                          -------
Total Comprehensive
 Income                                                                                                                     6,380
                                          ---------    ------    ------     -------         -----         -------         -------

BALANCE AT
 SEPTEMBER 30, 1998                       6,514,694     8,144     6,285      30,429           661            (514)         45,005

Purchases of Stock Held
 in Treasury                                                                                                 (526)           (526)
Retirement of Stock
 Held in Treasury                           (56,700)      (71)                 (954)                        1,025             -0-
Stock Options Exercised                      13,833        17        44                                                        61
Cash Dividend -
 $.06 Per Share                                                                (388)                                         (388)
Net Income for the
 Three Months Ended
 December 31, 1998                                                            2,184                                         2,184
Securities Available-
 for-Sale Adjustment                                                                         (101)                           (101)
                                                                                                                          -------
Total Comprehensive
 Income                                                                                                                     2,083
                                          ---------    ------    ------     -------         -----         -------         -------

BALANCE AT
 DECEMBER 31, 1998                        6,471,827     8,090     6,329      31,271           560             (15)         46,235

Purchases of Stock Held
 in Treasury                                                                                               (2,481)         (2,481)
Retirement of Stock
 Held in Treasury                          (106,000)     (133)               (1,784)                        1,917             -0-
Stock Options Exercised                      56,670        71       123                                                       194
Cash Dividend -
 $.24 Per Share                                                              (1,544)                                       (1,544)
Net Income for the
 Nine Months Ended
 September 30, 1999                                                           6,690                                         6,690
Securities Available-
 for-Sale Adjustment                                                                       (1,131)                         (1,131)
                                                                                                                          -------
Total Comprehensive
 Income                                                                                                                     5,559
                                          ---------    ------    ------     -------         -----         -------         -------

BALANCE AT
 SEPTEMBER 30, 1999                       6,422,497    $8,028    $6,452     $34,633         $(571)        $  (579)        $47,963
                                          =========    ======    ======     =======         =====         =======         =======



The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998



                                                                  (Unaudited)
                                                                 September 30,           (Unaudited)
                                                            ----------------------       December 31,
                                                              1999          1998            1998
                                                            --------      --------       -----------
                                                                         (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                $  6,690      $  5,962          $  8,146
                                                            --------      --------          --------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                808           775             1,037
    Net Premium Amortization (Accretion)
      of Investment Securities                                    57            85               (31)
    Provision for Loan Losses                                    778           539               785
    Deferred Income Taxes (Benefit)                             (230)         (364)             (465)
    Gain on Sale of Investment Securities                         (1)          -0-               (35)
    Net Gain From Sale of Other Real Estate                      (20)           (2)               (2)
    Net Gain From Sale of Premises and Equipment                 -0-            (3)               (3)
    Increase in Accrued Income and Other Assets                 (151)         (683)             (523)
    Increase in Accrued Expenses and Other Liabilities           246         1,683               921
                                                            --------      --------          --------

     Total Adjustments                                         1,487         2,030             1,684
                                                            --------      --------          --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                 8,177         7,992             9,830
                                                            --------      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Federal Funds Sold                   24,571        (1,375)           (2,946)
  Proceeds from Matured and Prepaid Investment Securities
    Held-to-Maturity                                           3,280        17,627            21,627
    Available-for-Sale                                        61,571        33,727            63,334
  Proceeds from Sales of Investment Securities                12,084           -0-            11,992
  Purchase of Investment Securities
    Held-to-Maturity                                          (6,037)      (17,617)          (20,644)
    Available-for-Sale                                       (80,445)      (48,385)         (118,148)
  Loans Originated and Principal Repayments, Net             (41,207)      (26,165)          (30,482)
  Recoveries of Loans Previously Charged-Off                     136           198               217
  Proceeds from Sale of Premises and Equipment                   -0-             3                 6
  Proceeds from Sale of Other Real Estate                         23            82                82
  Purchases of Premises and Equipment                           (652)         (819)           (2,206)
                                                            --------      --------          --------

     NET CASH USED BY INVESTING ACTIVITIES                   (26,676)      (42,724)          (77,168)
                                                            --------      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts          1,093        21,095            60,585
  Net Increase in Certificates of Deposit                      6,013         1,615             3,191
  Net Increase in Repurchase Agreements                       10,471         4,149             3,150
  Payments of Cash Dividends                                  (1,544)       (1,172)           (1,560)
  Proceeds from Stock Options Exercised                          194           107               168
  Purchase of Treasury Stock                                  (2,481)       (1,422)           (1,948)
                                                            --------      --------          --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                13,746        24,372            63,586
                                                            --------      --------          --------

NET DECREASE IN CASH AND DUE FROM BANKS                       (4,753)      (10,360)           (3,752)

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                   26,735        30,487            30,487
                                                            --------      --------          --------

CASH AND DUE FROM BANKS AT END OF PERIOD                    $ 21,982      $ 20,127          $ 26,735
                                                            ========      ========          ========

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT'D
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998

                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:

                                                                   (Unaudited)
                                                                  September 30,        (Unaudited)
                                                               -------------------     December 31,
                                                                  1999       1998           1998
                                                               --------   --------     -----------
                                                                 (In Thousands)
(1)  Interest Paid                                             $ 10,340    $ 9,998       $ 13,120
(2)  Income Taxes Paid                                            3,773      3,649          4,815
(3)  Other Real Estate Acquired in Settlement of Loans            1,216        -0-            210


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)


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

         Cash and Due From Banks
         -----------------------

         The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 1999 the average cash balance maintained at the Federal Reserve Bank was $978,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $17,797,000 during the same period.

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


NOTE 2 - Investment Securities
------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):


                                                                   September 30, 1999
                                                   -----------------------------------------------------
                                                                   Gross            Gross
                                                   Amortized      Unrealized       Unrealized      Fair
                                                      Cost           Gains           Losses       Value
                                                   ---------      ----------       ----------    -------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                           $ 8,993       $      76        $    -0-     $ 9,069
  U.S. Government Agencies and Corporations           20,048             -0-            (449)     19,599
 Obligations of States and Political Subdivisions        288             -0-             -0-         288
                                                     -------         -------         -------     -------

    Total Held-to-Maturity Securities                 29,329              76            (449)     28,956
                                                     -------         -------         -------     -------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                           24,206             126             (24)     24,308
  U.S. Government Agencies
    and Corporations                                  87,361              30            (857)     86,534
  U.S. Government Agency Mortgage
    Backed Securities                                 14,207              35            (177)     14,065
  Obligations of States and Political Subdivisions       350               2             -0-         352
  Federal Reserve and Federal Home Loan Bank Stock     1,202             -0-             -0-       1,202
                                                     -------         -------         -------     -------

     Total Available-for-Sale Securities             127,326             193          (1,058)    126,461
                                                     -------         -------         -------     -------

        Total Investment Securities                 $156,655         $   269        $ (1,507)   $155,417
                                                     =======         =======         =======     =======


         In the above schedule the amortized cost of Total Held-to-Maturity
                                   --------------
Securities of $29,329,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $126,461,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1999 for a total of $155,790,000. A net unrealized loss of $865,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

         Investment securities with carrying value of $48,055,000 at September 30, 1999 were pledged to secure federal, state and municipal deposits for other purposed as required or permitted by law. The fair value of these pledged securities totaled $47,888,000 at September 30, 1999.

NOTE 2 - Investment Securities (cont'd.)
------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                   September 30, 1998
                                                      ----------------------------------------------
                                                                     Gross       Gross
                                                      Amortized   Unrealized  Unrealized     Fair
                                                         Cost        Gains      Losses       Value
                                                      ---------   ----------  ----------    --------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $ 13,991     $  319       $ -0-      $ 14,310
  U.S. Government Agencies and Corporations              25,377        401         (2)        25,776
  U.S. Government Agency Mortgage Backed Securities       5,636         40         (3)         5,673
  Obligations of States and Political Subdivisions        1,032         12         -0-         1,044
                                                       --------     ------       ----       --------

    Total Held-to-Maturity Securities                    46,036        772         (5)        46,803
                                                       --------     ------       ----       --------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              38,045        701         -0-        38,746
  U.S. Government Agencies
    and Corporations                                     25,149        278         (6)        25,421
  U.S. Government Agency Mortgage
    Backed Securities                                     9,531         31         (2)         9,560
  Obligations of States and Political Subdivisions
  Federal Reserve and Federal Home Loan Bank Stock        1,060         -0-        -0-         1,060
                                                       --------     ------       ----       --------

     Total Available-for-Sale Securities                 73,785      1,010         (8)        74,787
                                                       --------     ------       ----       --------

        Total Investment Securities                    $119,821     $1,782       $(13)      $121,590
                                                       ========     ======       ====       ========

     In the above schedule the amortized cost of Total Held-to-Maturity
                               --------------
Securities of $46,036,000 and the fair value  of Total Available-for-Sale
                                  ----------
Securities of $74,787,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1998 for a total of $120,823,000. A net unrealized gain of $1,002,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

     Effective October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards Board No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At the effective date, the Corporation transferred approximately $ 17,448,000 of securities from Held-to-Maturity to Available-for-Sale classification. At the time of transfer the securities had an approximate unrealized gain of $349,000.

NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                 September  30,
                              --------------------   December 31,
                                1999        1998        1998
                                ----        ----     -----------

Commercial                    $152,975    $130,780     $133,066
Real Estate Mortgage           117,033      99,191      100,421
Real Estate Construction        42,303      40,067       40,456
Loans to Individuals            32,861      32,473       32,388
Less:  Unearned Discount          (220)       (539)        (498)
                              --------    --------     --------

                               344,952     301,972      305,833

Allowance for Loan Losses       (5,044)     (4,663)      (4,724)
                              --------    --------     --------

 Loans - Net                  $339,908    $297,309     $301,109
                              ========    ========     ========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------


     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                           Nine Months Ended September 30,    Year Ended
                                           -------------------------------   December 31,
                                                 1999           1998             1998
                                             ------------   ------------     ------------
Balance, Beginning of Period                    $4,724         $4,065           $4,065
Provisions, Charged to Income                      778            539              785
Loans Charged-Off                                 (594)          (139)            (343)
Recoveries of Loans Previously
 Charged-Off                                       136            198              217
                                                ------         ------           ------

          Net Loans (Charged-Off) Recovered       (458)            59             (126)
                                                ------         ------           ------

Balance, End of Period                          $5,044         $4,663           $4,724
                                                ======         ======           ======

     The provisions for loan losses charged to operating expenses during the nine months ended September 30, 1999 and September 30,1998 of $778,000 and $539,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1998, a provision of $785,000 was recorded.

     At September 30, 1999, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,757,000 (of which $ 2,757,000 were on non-accrual status). The related allowance for loan losses for these loans was $913,000. The average recorded investment in impaired loans during the nine months ended September 30, 1999 was approximately $3,253,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

     The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                           September 30,
                                                        -------------------    December 31,
                                                          1999        1998         1998
                                                        -------     -------    ------------
Land                                                    $ 2,783     $ 1,446      $ 2,783
Buildings and Improvements                                7,610       7,811        7,537
Furniture & Equipment                                     7,755       7,000        7,234
                                                        -------     -------      -------
    Total Cost                                           18,148      16,257       17,554

Less:  Accumulated Amortization and Depreciation         (9,222)     (8,297)      (8,472)
                                                        -------     -------      -------

    Net Book Value                                      $ 8,926     $ 7,960      $ 9,082
                                                        =======     =======      =======

NOTE 5 - Other Real Estate
------

     The carrying value of other real estate is as follows (in thousands):

                                            September 30,
                                         -------------------    December 31,
                                           1999        1998         1998
                                         -------     -------    ------------

Other Real Estate                        $ 1,494      $   71        $ 281
Valuation Reserve                            -0-         -0-          -0-
                                         -------      ------        -----


    Net Other Real Estate                $ 1,494      $   71        $ 281
                                         =======      ======        =====

NOTE 5 - Other Real Estate (cont'd.)
------

     Transactions in the valuation reserve are summarized as follows (in thousands):

                                         Nine Months Ended September 30,                Year Ended
                                         -------------------------------               December 31,
                                           1999                    1998                    1998
                                         -------                 -------               ------------
Balance, Beginning of Period              $-0-                    $ 34                     $ 34
Provisions Charged to Income               -0-                     -0-                      -0-
Reductions from Sales                      -0-                     (34)                     (34)
                                          ----                    ----                     ----

Balance, End of Period                    $-0-                    $-0-                     $-0-
                                          ====                    ====                     ====

     There were no direct writedowns of other real estate charged to income for the nine months ended September 30, 1999 or September 30,1998, respectively, or for the year ended December 31, 1998.

NOTE 6 - Deposits
------

     The book values of deposits by major type follow (in thousands):

                                                    September 30,
                                                -------------------  December 31,
                                                  1999       1998        1998
                                                --------   --------  ------------
Noninterest-Bearing Demand Deposits             $135,973   $117,982    $141,170
                                                --------   --------    --------
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money Market Funds             155,398    148,277     151,557
  Savings                                         83,951     68,480      81,503
  Savings Certificates - Time                     58,614     52,489      53,394
  Certificates of Deposits $100,000 or more       37,892     36,328      37,099
  Other                                              778        878         777
                                                --------   --------    --------
   Total                                         336,633    306,452     324,330
                                                --------   --------    --------
       Total Deposits                           $472,606   $424,434    $465,500
                                                ========   ========    ========

NOTE 7  Short Term Borrowings
------

     Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                Nine Months Ended September 30,                Year Ended
                                                -------------------------------               December 31,
                                                  1999                    1998                    1998
                                                -------                 -------               ------------
Securities Sold Under Repurchase Agreements:
    Average                                     $17,444                 $14,450                  $15,742
    Period-End                                   24,310                  18,838                   17,839
    Maximum Month-End Balance During Period      24,310                  18,838                   19,354

Interest Rate

    Average                                        3.89%                   4.59%                    4.40%
    Period-End                                     4.26                    4.59                     3.83

     The Corporation, through one of its subsidiaries, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At September 30, 1999, the subsidiary had borrowed $4,000,000, bearing an interest rate of 5.43% and having a maturity of April 2000 under the line of credit.

NOTE 8 - Notes Payable
------

     On July 15, 1999, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 2000, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of September 30, 1999, there were no borrowings outstanding.

NOTE 9 - Other Non-Interest Expense
------

     The significant components of other non-interest expense are as follows (in thousands):

                                  Nine Months Ended September 30,     Year Ended
                                  -------------------------------    December 31,
                                    1999                   1998         1998
                                  --------               --------    ------------
Business Development               $  417                 $  459       $  611
Legal and Professional Fees           468                    362          511
Printing and Supplies                 286                    305          387
Regulatory Fees and Assessments       137                    123          169
Other                               1,445                  1,345        1,842
                                   ------                 ------       ------
  Total                            $2,753                 $2,594       $3,520
                                   ======                 ======       ======

NOTE 10 - Income Taxes
-------

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                       September 30,
                                   --------------------     December 31,
                                    1999          1998         1998
                                   ------        ------     ------------

Current Tax Asset (Liability)      $   18        $  129       $   10
Deferred Tax Asset                  1,786           820          973
                                   ------        ------       ------


  Total Included in Other Assets   $1,804        $  949       $  983
                                   ======        ======       ======

     The deferred tax asset at September 30, 1999 of $1,786,000 included $294,000 related to unrealized losses on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                  Nine Months Ended September 30,     Year Ended
                                  -------------------------------    December 31,
                                    1999                   1998         1998
                                  --------               --------    ------------
Federal Income Tax Expense
 Current                           $3,765                 $3,513       $4,798
 Deferred                            (230)                  (364)        (465)
                                   ------                 ------       ------

  Total Federal Income Tax Expense $3,535                $3,149        $4,333
                                   ======                ======        ======

  Effective Tax Rates               34.6%                 34.6%         34.7%
                                   ======                ======        ======

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                        Nine Months Ended September 30,     Year Ended
                                        -------------------------------    December 31,
                                          1999                   1998         1998
                                        --------               --------    ------------
Federal Income Taxes at Statutory
 Rate of 34.3%                           $3,507                 $3,114        $4,278
Effect of Tax Exempt Interest Income         (9)                   (15)          (19)
Non-deductible Expenses                      39                     39            58
Other                                        (2)                    11            16
                                         ------                 ------        ------
 Income Taxes Per Income Statement       $3,535                 $3,149        $4,333
                                         ======                 ======        ======

NOTE 10 - Income Taxes (con't)
-------

     Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                            Nine Months Ended
                                                              September 30,         Year Ended
                                                          --------------------     December 31,
                                                           1999          1998         1998
                                                          ------        ------     ------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                               $1,290        $  991        $1,107
  Valuation Reserves - Other Real Estate                       1             1             1
  Interest on Non-accrual Loans                              202           206           199
  Deferred Compensation                                      426           385           414
  Unrealized Losses on Available-for-Sale Securities         294           -0-           -0-
  Other                                                       24            27            18
                                                          ------        ------        ------

 Gross Federal Deferred Tax Assets                         2,237         1,610         1,739
                                                          ------        ------        ------

Federal Deferred Tax Liabilities:
 Depreciation and Amortization                               287           263           301
 Accretion                                                    54            75            78
 Unrealized Gains on Available-for-Sale Securities           -0-           341           289
 Other                                                       110           111            98
                                                          ------        ------        ------

 Gross Federal Deferred Tax Liabilities                      451           790           766
                                                          ------        ------        ------

 Net Deferred Tax Asset                                   $1,786        $  820        $  973
                                                          ======        ======        ======

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

     At September 30, 1999, outstanding documentary and standby letters of credit totaled $4,189,000 and commitments to extend credit totaled $111,732,000.

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1998, and the nine months ended September 30, 1999.

NOTE 13 - Stock Option Plans  (con't)
-------

     The following is a summary of transactions during the periods presented:

                                                Shares Under Option
                                     ----------------------------------------
                                      Nine Months Ended        Year Ended
                                     September  30, 1999    December 31, 1998
                                     -------------------    -----------------
Outstanding, Beginning of Period           461,717               543,112
Additional Options Granted During
  the Period                                49,500                 3,000
Forfeited During the Period                 (2,400)               (5,400)
Exercised During the Period                (56,670)              (78,995)
                                           -------               -------

  Outstanding, End of Period               452,147               461,717
                                           =======               =======

     Options outstanding at September 30, 1999 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $8.29 and 337,685 shares exercisable. At September 30, 1999, there remained 484,800 shares reserved for future grants of options under the 1997 Plan.

NOTE 14 - Employee Benefit Plans
-------

Pension Plan
------------

     The Corporation had a defined benefit pension plan covering substantially all of its employees. Effective August 31, 1998, the accrual of benefits under this plan were suspended. In February 1999, the Board of Directors chose to terminate the plan effective April 15, 1999. The assets held in trust have been distributed to the plan participants under terms of the plan.

     Funding for the plan was provided by employer contributions to trust funds in amounts determined by actuarial assumptions and valuation of the plan. The market value of plan assets at the time of the termination of the plan was $2,146,000. There has not been a contribution to the plan during 1999.

401(k) Plan
-----------

     The Corporation established a 401(k) plan in December 1997 covering substantially all employees. The Corporation did not match the employee's contributions in 1997, 1998 nor to date in 1999.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $156,000 and $183,000 during the first nine months of 1999 and 1998, respectively, and $237,000 for the year 1998.

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

                                          September 30,
                                        ----------------     December 31,
                                        1999        1998        1998
                                        ----        ----        ----

Net income                           $    6,690  $    5,962  $    8,146
                                     ==========  ==========  ==========
Weighted average number of common
 shares used in Basic EPS             6,425,897   6,503,876   6,496,595
Effect of dilutive stock options        244,071     329,947     316,702
                                     ----------  ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,669,968   6,833,823   6,813,297
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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                     September 30,
                                                ----------------------
                                                  1999          1998
                                                --------      --------

Financial Instruments Whose Contract Amounts
 Represent Credit Risk:
  Commitments to Extend Credit                  $111,732      $105,247
  Documentary and Standby Letters of Credit        4,189         2,868

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

     In the nine months of 1999, 135,900 shares were purchased in the open market by the Corporation through a similar repurchase plan and subsequently 105,200 shares have been canceled.

NOTE 20 - Subsequent Event
-------

     On October 19, 1999, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on November 15, 1999 to shareholders of record on November 1, 1999.

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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                               September 30,
                                 -----------------------------------------
                                         1999                  1998
                                 -------------------   -------------------

                                 Carrying      Fair    Carrying      Fair
                                  Amount      Value     Amount      Value
                                 --------     -----    --------     -----

Financial Assets
 Cash and due from banks         $ 21,982   $ 21,982   $ 20,127   $ 20,127
 Federal funds sold                14,135     14,135     37,135     37,135
 Securities                       155,790    155,417    120,823    121,590
 Loans                            344,952    344,185    301,972    301,548
 Reserve for loan losses           (5,044)    (5,044)    (4,663)    (4,663)

Financial Liabilities
 Deposits                         472,606    472,691    424,434    424,776
 Short Term Borrowings             28,310     28,309     18,838     18,838

Off-balance Sheet Financial
Instruments
 Loan commitments                            111,732               105,247
 Letters of credit                             4,189                 2,868

NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                         For the Nine Months Ended September 30,
                                         ---------------------------------------     Year Ended
                                                1999                      1998    December 31, 1998
                                               -------                   -------  -----------------
  Net Income                                   $ 6,690                   $ 5,962       $ 8,146
  Other Comprehensive Income:
   Unrealized gain (loss) on securities
   available-for-sale, net of tax               (1,131)                      418           317
                                               -------                   -------       -------

    Comprehensive Income                       $ 5,559                   $ 6,380       $ 8,463
                                               =======                   =======       =======

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

     Net income for the third quarter of 1999 was $2,383,000, or $. 36 diluted earnings per share, compared with $2,095,000, or $.31 diluted earnings per share, for the third quarter of 1998. Net income for the first nine months of 1999 was $6,690,000, or $1.00 diluted earnings per share, compared with $5,962,000, or $.87 diluted earnings per share, for the first nine months of the prior year. On a per share basis, diluted earnings per share increased 16.1% over the third quarter of the prior year. Per share amounts are based on average shares outstanding of 6,669,968 for the first nine months of 1999 and 6,833,823 for the comparable period of 1998 adjusted to reflect stock options granted.

     Outstanding loans at September 30, 1999 of $345.0 million represented an increase of $43.0 million, or 14.2%, over September 30,1998 and an increase of $39.1 million, or 12.8%, from December 31, 1998.

     Total deposits at September 30, 1999 of $472.6 million represented an increase of $48.2 million, or 11.4%, over September 30,1998 and an increase of $7.1 million, or 1.5%, from December 31, 1998.

     In the third quarter, net interest income increased 13.0% over the previous year. Non-interest expense increased 9.7% in the third quarter over that of the same period in the prior year.

     The following table summarizes the Corporation's performance for the three months and nine months ended September 30, 1999 and 1998 (tax equivalent basis and dollars in thousands).

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                --------------------      --------------------
                                  1999         1998         1999         1998
                                -------      -------      -------      -------

Interest Income                 $10,226      $ 9,454      $29,350      $27,410
Interest Expense                  3,452        3,459        9,863        9,996
                                -------      -------      -------      -------
 Net Interest Income              6,774        5,995       19,487       17,414
Provision for Loan Loss             140          131          778          539
                                -------      -------      -------      -------

 Net Interest Income After
   Provision for Loan Loss        6,634        5,864       18,709       16,875

Non-Interest Income                 894          913        2,827        2,739
Non-Interest Expense              3,882        3,540       11,298       10,481
                                -------      -------      -------      -------

 Income Before Income Tax         3,646        3,237       10,238        9,133
Income Tax Expense                1,263        1,142        3,548        3,171
                                -------      -------      -------      -------

   Net Income                   $ 2,383      $ 2,095      $ 6,690      $ 5,962
                                =======      =======      =======      =======

Net Income per Share-
 Basic                          $   .37      $   .33      $  1.04      $   .92
 Diluted                            .36          .31         1.00          .87

Return on Average Assets          1.76%        1.71%        1.70%        1.70%

Return on Average Stockholders'
Equity                           19.84%        18.75%      19.19%       18.54%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 1999 and 1998 (rates on tax equivalent basis).

                                                         Three Months Ended September 30,
                                        -------------------------------------------------------------------
                                                      1999                               1998
                                        --------------------------------   --------------------------------
                                         Average               Average      Average               Average
                                        Balances    Interest  Yield/Rate   Balances    Interest  Yield/Rate
                                        ---------   --------  ----------   ---------   --------  ----------
                                                              (Dollars in Thousands)
Earning Assets:
 Federal Funds Sold & Due Fr Time        $ 17,326    $   151        5.14%   $ 38,743     $  546        5.57%
 Investment Securities (Taxable)          145,401      2,222        5.87     115,539      1,754        6.03
 Investment Securities (Tax-exempt)           709         12        7.01       1,101         18        6.81
 Loans, Net of Unearned Discount(1)       337,034      7,841        9.23     296,573      7.136        9.55
                                         --------    -------                --------     ------
  Total Earning Assets                    500,470     10,226        8.11     451,956      9.454        8.30
                                         --------    -------                --------     ------

Non-interest Earning Assets:
 Cash and Due From Banks                   24,402                             21,926
 Other Assets                              18,789                             15,651
 Allowance for Loan Losses                 (4,947)                            (4,547)
                                         --------                           --------
  Total Assets                           $538,714                           $484,986
                                         ========                           ========

Interest-Bearing Liabilities:
 Interest-Bearing Transaction
  Accounts and Money Market Funds        $159,643      1,290        3.21    $146,627      1,369        3.70
 Savings                                   81,952        823        3.98      65,542        731        4.43
 Savings Certificates                      56,051        643        4.55      52,098        664        5.06
 Certificates of Deposit
  $100,000 or more                         36,925        447        4.80      36,645        494        5.35
 Other Time                                   778         10        4.97         868         12        5.59
 Other Borrowings                          21,947        239        4.32      16,395        189        4.57
                                         --------    -------                --------     ------
  Total Interest-Bearing Liabilities      357,296      3,452        3.83     318,175      3,459        4.31
                                                     -------                             ------

Non-interest Bearing Liabilities:
 Demand Deposits                          131,650                            119,965
 Other Liabilities                          2,760                              2,542
 Shareholders' Equity                      47,008                             44,304
                                         --------                           --------
  Total Liabilities and
   Shareholders' Equity                  $538,714                           $484,986
                                         ========                           ========

Net Interest Income and Margin
(Tax-equivalent Basis)(2)                            $ 6,774        5.37                 $5,995        5.26
                                                     =======                             =====

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34.3% in both years.

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the nine months ended September 30, 1999 and 1998 (rates on tax equivalent basis).

                                                            Nine Months Ended September 30,
                                          -------------------------------------------------------------------
                                                        1999                               1998
                                          --------------------------------   --------------------------------
                                           Average               Average      Average               Average
                                          Balances    Interest  Yield/Rate   Balances    Interest  Yield/Rate
                                          --------    --------  ----------   --------    --------  ----------
                                               (Dollars in Thousands)
Earning Assets:
 Federal Funds Sold & Due Fr Time         $ 18,524     $   682        4.92%  $ 36,993     $1, 535        5.55%
 Investment Securities (Taxable)           143,059       6,240        5.83    109,895       5,026        6.12
 Investment Securities (Tax-exempt)            781          41        7.06      1,126          60        6.93
 Loans, Net of Unearned Discount(1)        326,443      22,386        9.17    288,200      20,789        9.65
                                          --------     -------               --------     -------
  Total Earning Assets                     488,807      29,349        8.03    436,214      27,410        8.40
                                                       -------                            -------

Non-interest Earning Assets:
 Cash and Due From Banks                    23,596                             22,087
 Other Assets                               19,820                             15,546
 Allowance for Loan Losses                  (4,819)                            (4,333)
                                          --------                           --------
  Total Assets                            $527,404                           $469,514
                                          ========                           ========

Interest-Bearing Liabilities:
 Interest-Bearing Transaction
  Accounts & Money Market Funds           $155,884       3,689        3.16   $141,124       3,867        3.66
 Savings                                    82,464       2,430        3.94     65,273       2,169        4.44
 Savings Certificates                       53,994       1,854        4.59     51,878       1,972        5.08
 Certificates of Deposit
  $100,000 or more                          35,918       1,303        4.85     36,447       1,454        5.33
 Other Time                                    778          30        5.08        909          38        5.63
 Other Borrowings                           18,601         556        4.00     14,450         496        4.59
                                          --------     -------               --------     -------
  Total Interest-Bearing Liabilities       347,639       9,862        3.79    310,081       9,996        4.31
                                                       -------                            -------

Non-interest Bearing Liabilities:
 Demand Deposits                           129,470                            114,024
 Other Liabilities                           3,674                              2,409
 Shareholders' Equity                       46,621                             43,000
                                          --------                           --------
  Total Liabilities and
   Shareholders' Equity                   $527,404                           $469,514
                                          ========                           ========

Net Interest Income and Margin
(Tax-equivalent Basis)(2)                              $19,487        5.33                $17,414        5.34
                                                       =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34.3% in both years.

Net Interest Income
-------------------

     Net interest income (tax equivalent) for the third quarter of 1999 was $6,774,000 which represented an increase of $779,000, or 13.0%, over the third quarter of 1998. This increase was heavily contributed to by a 13.6% increase in average loans for the third quarter of 1999 versus the same quarter last year.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended September 30, 1999 and 1998.

                                                         ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                   (Dollars in Thousands)

                                         3rd Qtr. 1999 vs. 3rd Qtr. 1998     Nine Months 1999 vs. Nine Months 1998
                                               Increase (Decrease)                    Increase (Decrease)
                                               Due to Changes in:                     Due to Changes in:
                                         -------------------------------     -------------------------------------
                                         Volume        Rate        Total     Volume           Rate           Total
                                         ------      -------       -----     ------         -------          -----
Interest Earning Assets:
 Federal Funds Sold                      $ (283)     $   (39)      $(322)    $ (696)        $  (157)        $ (853)
 Investment Securities (Taxable)            694         (299)        395      1,598            (384)         1,214
 Investment Securities (Tax-exempt)         (10)           4          (6)       (21)              2            (19)
 Loans, Net of Unearned Discount          2,090       (1,385)        705      3,177          (1,580)         1,597
                                         ------      -------       -----     ------         -------         ------

 Total Interest Income                    2,491       (1,719)        772      4,058          (2,119)         1.939
                                         ------      -------       -----     ------         -------         ------

Interest-Bearing Liabilities:
 Deposits                                 1,444       (1,501)        (57)     1,384          (1,578)          (194)
 Other Borrowings                           114          (64)         50        160            (100)            60
                                         ------      -------       -----     ------         -------         ------

 Total Interest Expense                   1,558       (1,565)         (7)     1,544          (1,678)          (134)
                                         ------      -------       -----     ------         -------         ------

Net Interest Income                      $  933      $  (154)      $ 779     $2,514         $  (441)        $2,073
                                         ======      =======       =====     ======         =======         ======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $5,044,000, or 1.46% of total loans, as of September 30, 1999 compared to $4,663,000, or 1.54% of total loans, as of September 30,1998.

     Transactions in the provision for loan losses are summarized as follows (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  ------------------       --------------------
                                   1999        1998         1999          1998
                                  ------      ------       ------        ------

Balance, Beginning of Period      $4,895      $4,413       $4,724        $4,065
Provisions, Charged to Income        140         131          778           539

Loans Charged-Off                    (35)        (24)        (594)         (139)
Recoveries of Loans Previously
  Charged-Off                         44         143          136           198
                                  ------      ------       ------        ------

    Net Loans (Charged-Off)
      Recovered                        9         119         (458)           59
                                  ------      ------       ------        ------

Balance, End of Period            $5,044      $4,663       $5,044        $4,663
                                  ======      ======       ======        ======

     For the nine months ended September 30, 1999 and 1998, net charge-offs (recoveries) were .13% and (.02)% of average loans, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                              September 30,  June 30,  March 31,  December 31,  September 30,
                                  1999        1999       1999         1998          1998
                              -------------  --------  ---------  ------------  -------------

Non-Accrual Loans                $2,899       $3,278     $4,207       $5,049       $6,213
Other Real Estate Owned           1,494        1,467      1,711          281           71
                                 ------       ------     ------       ------       ------

  Total Non-Performing Assets    $4,393       $4,745     $5,918       $5,330       $6,284
                                 ======       ======     ======       ======       ======

As a Percent of:
   Total Assets                    .80%         .90%      1.14%        1.00%        1.48%
   Total Loans and Other Assets   1.26         1.39       1.85         1.74         2.36

Loans Past Due 90 days or
   More and Still Accruing        $-0-         $17         $7           $3           $6

     Non-accrual loans to total loans were .84% at September 30, 1999 and non-performing assets were 1.26% of loans and other real estate owned at the same date.

     As of September 30, 1999, loans to four borrowers represent approximately 88% of the loans on non-accrual and two of these borrowers are current as to payment of principal and interest on their loans. The Corporation does not see the increase in non-accrual loans in mid 1998 as a signal of a weakened local economy or a change in the Corporation's lending standards, rather this is the enforcement of the Corporation's strict policy of identifying problem loans as soon as any difficulty a borrower may be experiencing is noted.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                              September 30,  June 30,  March 31,  December 31,  September 30,
                                  1999        1999       1999         1998          1998
                              -------------  --------  ---------  ------------  -------------

Non-Performing Loans             $2,899       $3,278     $4,207      $ 5,049       $ 6,213
Criticized Loans                  9,196        9,755      9,597       10,468        11,524
Allowance for Loan Losses         5,044        4,895      4,749        4,724         4,663
Allowance for Loan Losses
  as a Percent of:
    Non-Performing Loans           174%         149%       129%          94%           72%
    Criticized Loans                55           50         50           45            40

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                        1999    1998   % Change     1999    1998   % Change
                                        ----    ----   --------     ----    ----   --------
Service Charges on Deposit Accounts     $522    $500       4.4%    $1,489  $1,504    (1.0)%
Non-recurring Income                      26      32        --        270     186      --
Other Non-interest Income                346     381      (9.2)     1,068   1,049     1.8
                                        ----    ----               ------  ------

  Total Non-interest Income             $894    $913      (2.1)    $2,827  $2,739     3.2
                                        ====    ====               ======  ======

     Non-recurring income is primarily franchise tax refunds, interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    --------------------------------    ---------------------------------
                                     1999        1998       % Change     1999        1998        % Change
                                    ------      ------      --------    ------      ------       --------

Salaries & Employee Benefits        $2,310      $2,200         5.0%     $ 6,801     $ 6,302         7.9%
Occupancy Expense - Net                275         221        24.4          825         692        19.2
Furniture and Equipment Expense        314         298         5.4          904         882         2.5
Other Real Estate Expense - Net        (10)         11          --           15          11          --
Other Expenses:
 Business Development                  148         156        (5.1)         417         459        (9.2)
 Insurance - Other                      25          27        (7.4)          96          73        31.5
 Legal & Professional Fees             180         110        63.6          468         362        29.3
 Taxes - Other                          29          70       (58.6)         141         237       (40.5)
 Postage & Courier                      78          73         6.9          236         214        10.3
 Printing & Supplies                    90         103       (12.6)         286         305        (6.2)
 Regulatory Fees & Assessments          46          39        18.0          137         123        11.4
 Other Operating Expenses              397         232        71.1          972         821        18.4
                                    ------      ------                  -------     -------

  Total Other Expenses                 993         810        22.6        2,753       2,594         6.1
                                    ------      ------                  -------     -------

  Total Non-interest Expense        $3,882      $3,540         9.7      $11,298     $10,481         7.8
                                    ======      ======                  =======     =======

     Total non-interest expense increased 9.7% in the third quarter of 1999 over 1998, reflecting increases primarily in salaries and benefits, occupancy expense and other operating expenses. As a percent of average assets, non-interest expenses were 2.86% in the third quarter of 1999 and 2.90% in the same period of 1998. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 50.6% for the third quarter of 1999. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

     The increase in salaries and employee benefits for the third quarter of 1999 is due to salary merit increases and additions to staff. The average number of full-time equivalent employees for the nine months increased by seven to an average full-time equivalent of 173 from the level of the prior year. This increase in number of employees was required because of the increase in assets over the past year.

     The increase in occupancy expense is primarily due to increased repairs, increased property taxes and increased rent as a result of one branch office relocating from temporary quarters to a permanent facility.

     Other operating expenses increased in the third quarter of 1999 due to increases in various miscellaneous operating costs.

Interest Rate Sensitivity
-------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 1999 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                            Total       Repriced
                                          Matures or Reprices within:       Rate          After
                                          ---------------------------     Sensitive     1 Year or
                                       30 Days        31-180     181 to   One Year    Non-interest
                                       or Less         Days     One Year   or Less      Sensitive    Total
                                       --------      --------   --------  ---------   ------------  --------

Earning Assets:
  Loans                                $189,020      $ 17,616   $ 18,190   $224,826      $120,126   $344,952
  Investment Securities                  16,995        21,024     10,763     48,782       107,008    155,790
  Federal Funds Sold                     14,135           -0-        -0-     14,135           -0-     14,135
                                       --------      --------   --------   --------      --------   --------

   Total Earning Assets                 220,150        38,640     28,953    287,743       227,134    514,877
                                       --------      --------   --------   --------      --------   --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                239,349           -0-        -0-    239,349           -0-    239,349
  Certificate of Deposits
    (greater than)$100,000                5,153        16,313     14,788     36,254         1,638     37,892
  Other Time Deposits                     4,084        28,492     20,880     53,456         5,936     59,392
  Repurchase Agreements                  24,310           -0-        -0-     24,310           -0-     24,310
  FHLB Borrowings                         4,000           -0-        -0-      4,000           -0-      4,000
                                       --------      --------   --------   --------      --------   --------

 Total Interest Bearing
 Liabilities                            276,896        44,805     35,668    357,369         7,574    364,943
                                       --------      --------   --------   --------      --------   --------

Interest Sensitivity
Gap                                    $(56,746)     $ (6,165)  $ (6,715)  $(69,626)    $219,560   $149,934
                                       ========      ========   ========   ========     ========   ========
Cumulative Gap                         $(56,746)     $(62,911)  $(69,626)
                                       ========      ========   ========

Cumulative Gap to
Total Earning Assets                    (11.02%)      (12.22%)   (13.52%)

Cumulative Gap to
Total Assets                            (10.27%)      (11.39%)   (12.61%)

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (12.61%) was reversed to a positive 8.92% "beta adjusted" gap position.

     Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

Capital
-------

     The Federal Reserve Board has guidelines for capital to total assets (leverage) and capital standards for bank holding companies. The Comptroller of the Currency also has similar guidelines for national banks. These guidelines require a minimum level of Tier I capital to total assets of 3 percent. A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general be considered a strong banking organization. Organizations not meeting these characteristics are expected to operate well above these minimum capital standards. Thus, for all but the most highly rated organizations, the minimum Tier I leverage ratio is to be 3 percent plus minimum additional cushions of at least 100 to 200 basis points. At the discretion of the regulatory authorities, additional capital may be required.
Capital (con't)
---------------

     At September 30, 1999, total capital to total assets was 8.68%.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 1999, the Corporation's Tier I capital represented 13.61% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 8.85% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of September 30, 1999, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         11   Computation of Earnings Per Common Share

         27   Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the period ending September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUMMIT BANCSHARES, INC.
                                            Registrant



Date: October 30, 1999              By: /s/  Philip E. Norwood
      ----------------                 ----------------------------------------
                                    Philip E. Norwood, Chairman


Date: October 30, 1999              By: /s/  Bob G. Scott
      ----------------                 ----------------------------------------
                                    Bob G. Scott, Executive Vice President
                                        and Chief Operating Officer
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                                                                 Page No.
-------                                                                 --------

11              Computation of Earnings Per Common Share

27              Financial Data Schedule