Form 10-K
period 1999-12-31
SUMMIT BANCSHARES INC /TX/
filed 2000-03-27
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File Number 0-11986

                            SUMMIT BANCSHARES, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Texas                                         75-1694807
      ------------                                 --------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                  1300 Summit Avenue, Fort Worth, Texas 76102
                  -------------------------------------------
                   (Address of principal executive offices)

                                (817) 336-6817
                          ---------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                  None                        Not Applicable
           --------------------        ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 13, 2000 was approximately $81,096,000.

The number of shares of common stock, $1.25 par value, outstanding at March 13, 2000 was 6,430,485 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 15, 2000 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1999 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

                                    PART I

ITEM 1.  BUSINESS.

The Corporation.  Summit Bancshares, Inc. (the "Corporation"), a corporation
---------------
incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation maintains its principal office at 1300 Summit Avenue, Suite 604, Fort Worth, Texas 76102. The Corporation's principal activity is the ownership and management of its subsidiaries. The Corporation owns all of the issued and outstanding shares of capital stock of two national banking associations, Summit National Bank and Summit Community Bank, N.A. (the "Subsidiary Banks") and a nonbank subsidiary, Summit Bancservices, Inc., all located in Fort Worth, Texas. In January 1997 Camp Bowie National Bank, at the time a wholly-owned subsidiary, changed its name to Summit Community Bank, N.A. and in March 1997 Alta Mesa National Bank merged with Summit Community Bank, N.A. Alta Mesa National Bank was a former wholly-owned subsidiary of the Corporation.

At December 31, 1999 the Corporation had consolidated total assets of $564,786,000, consolidated total loans of $355,414,000, consolidated total deposits of $480,546,000 and consolidated total shareholders' equity of $48,709,000.

The Corporation provides advice and services to the Subsidiary Banks and coordinates their activities in the areas of financial accounting controls and reports, internal audit programs, regulatory compliance, financial planning and employee benefit programs. However, each Subsidiary Bank operates under the day-to-day management of its own officers and directors.

The Corporation's major source of income is dividends received from the Subsidiary Banks which are restricted as discussed on page 14. Dividend payments by the Subsidiary Banks are determined on an individual basis, generally in relation to each Subsidiary Bank's earnings, deposits and capital.

The Corporation's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions and the Corporation has not spent material amounts on research activities.

The Subsidiary Banks.  The services offered by the Subsidiary Banks are
--------------------
generally those offered by commercial banks of comparable size in their respective areas. Certain of the principal services offered by the Subsidiary Banks are described below.

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

Certain information with respect to each Subsidiary Bank as of February 29, 2000 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.

                                        As of February 29, 2000
--------------------------------------------------------------------------------------------------------------
                                           (In Thousands)
                                Organiza-   Acqui-                                                  Share-
   Name and Address of            tion      sition       Total         Total          Total        holders'
     Subsidiary Bank              Date       Date       Assets         Loans        Deposits        Equity
----------------------          ---------  --------   ----------     ---------     ----------      ---------
Summit National Bank               1975      1980       $228,024      $134,075       $181,238        $20,547
1300 Summit Avenue
Fort Worth, TX 76102

Summit Community Bank, N.A.        1984      1984       $325,289      $233,310       $292,678        $24,439
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

Employees.  As of December 31, 1999 the Corporation and the Subsidiary Banks
---------
collectively had a total of 172 full-time employees and 15 part-time employees.

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

The Corporation

General. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision, and examination by
the Board of Governors of the Federal Reserve System (the "FRB").   Under
federal law, bank holding companies are subject to restrictions on the types of activities in which they may engage and to a wide range of supervisory requirements and actions, including periodic examinations and reporting requirements and regulatory enforcement actions for any violations of laws, regulations, or policies. The FRB has authority to order a bank holding company to cease and desist from unsafe or unsound practices, to assess civil money penalties against companies and affiliated individuals who violate the BHC Act or FRB regulations or orders, and to order termination by a bank holding company of any activities in which it is engaged which are not permitted activities for a bank holding company.

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

Scope of Permissible Activities. The BHC Act prohibits a bank holding company, with certain limited exceptions, from directly or indirectly engaging in, or from directly or indirectly acquiring ownership or control of more than 5% of any class of voting shares of any company engaged in, any activities other than banking or managing or controlling banks or certain other subsidiaries or other activities determined by the FRB to be so closely related to banking as to be a proper incident thereto. Some of the activities which have been determined by FRB regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts or investment companies, and providing certain securities brokerage services. In approving or disapproving a bank holding company's acquisition of a company engaged in bank-related activities or participation itself in bank-related activities, the FRB considers a number of factors and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.) In considering these factors, the FRB may differentiate between a bank holding company's commencement activities itself and its acquisition of a going concern already engaged in those activities.

The Gramm-Leachy-Bliley Act (the "GLB" Act"), which the President signed into law on November 12, 1999, amended the BHC Act to permit the creation of a "financial holding company," a new type of bank holding company with powers exceeding those of a traditional bank holding company. A financial holding company may engage in, and hold shares of any company engaged in, any activity that the FRB determines by regulation or order to be financial in nature, or incidental to such financial activity or complimentary to a financial activity, and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Among the activities which will be considered to be financial in nature are lending, investing or safeguarding money or securities, underwriting insurance or annuities or acting as an insurance principal, agent or broker, providing financial or investment advice, issuing or selling interests in pools of assets a bank could hold, underwriting, dealing in or making a market in securities, engaging in any activity which, prior to enactment of the GLB Act, the FRB determined to be closely related to banking, and, subject to certain limitations, merchant banking activities. The amendments to the BHC Act made by the GLB Act, which become effective on March 11, 2000, will allow qualifying bank holding companies to provide a wide variety of financial services that have been reserved for insurance companies and securities firms. To become a financial holding company, a bank holding company must file with its Federal Reserve Bank a declaration that it elects to become a financial holding company along with a certification that all depository institutions controlled by the company are well-capitalized and well managed. Such a declaration will become effective 30 days after filing unless the FRB notifies the bank holding company prior to that time that its declaration is ineffective. Once the declaration becomes effective, the bank holding company can commence activities permitted to a financial holding company. The FRB serves as the primary "umbrella" regulator of a financial holding company. The primary regulatory of a financial holding company subsidiary will depend upon the activities in which the subsidiary is engaged.

The Corporation cannot at this time fully evaluate the effect on the Corporation and the Subsidiary Banks of the changes made by the GLB Act, including possible new opportunities for expansion of the Corporation's activities and changes in competition for the Corporation and the Subsidiary Banks.

Safety and Soundness. Bank holding companies may not engage in unsafe or unsound banking practices. For example, with some exceptions for well-capitalized and well-managed companies, FRB regulations require a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove a redemption or repurchase if it finds the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. In some circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The policy of the FRB is generally that a bank holding company should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's future needs and financial condition. This policy provides that a bank holding company should not maintain a level of cash dividends that undermines the company's ability to serve as a source of strength to its banking subsidiaries.

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

Enforcement. The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the FRB's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which are unsafe or unsound banking practices or constitute violations of laws or regulations. Bank regulatory authorities may issue cease and desist orders which may, among other things, require affirmative action to correct conditions resulting from such a violation or practice, including restitution, reimbursement and indemnification or guaranty against loss. Under FIRREA, a bank holding company or financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other appropriate action as determined by the ordering agency.

FIRREA increased the amount of civil money penalties that the FRB and other regulatory agencies may assess for certain activities conducted on a knowing or reckless basis, if those activities cause a substantial loss to a depository institution. The penalties may reach as much as $1,000,000 per day. FIRREA also expanded the scope of individuals and entities against whom such penalties may be assessed.

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

Reporting and Examination. The Corporation is required to file quarterly and annual reports with the Federal Reserve Bank of Dallas (the "Federal Reserve Bank") and to provide such additional information as the Federal Reserve Bank may require pursuant to the BHC Act. The Federal Reserve Bank may examine the Corporation and any nonbank subsidiary and charge the Corporation for the cost of such an examination. The Corporation is also subject to reporting and disclosure requirements under state and federal securities laws.

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies using a combination of risk-based guidelines and leverage ratios. Under the risk-based capital guidelines, asset categories are assigned different risk weights based generally on perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to balance sheet components. For the purposes of the guidelines, a bank holding company's qualifying total capital is defined as the sum of its "Tier 1" and "Tier 2" capital elements, with the "Tier 2" element being limited to an amount not exceeding 100% of the "Tier 1" element. "Tier 1" capital includes, with certain limitations, common stockholders' equity, qualifying perpetual noncumulative and cumulative preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with some limitations, certain other preferred stock as well as qualifying debt instruments and all or part of the allowance for possible loan losses.

The FRB guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% must be in the form of "Tier 1" capital). At December 31, 1999, the Corporation's ratios of "Tier 1" and qualifying total capital to risk-weighted assets were 13.34% and 14.59%, respectively. At such date, both ratios exceeded regulatory minimums.

The FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is defined as a company's "Tier 1" capital divided by its adjusted average total consolidated assets. The FRB guidelines require a minimum ratio of 3.0% "Tier 1" capital to total assets for bank holding companies having the highest regulatory rating. For all other bank holding companies, the minimum ratio of "Tier 1" capital to total assets is 4.0%. Companies with supervisory, financial, or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Corporation's leverage ratio at December 31, 1999, was 8.77% which exceeded the regulatory minimum.

A bank holding company which fails to meet the applicable capital standards will be at a disadvantage in several respects. For example, FRB policy discourages the payment of dividends by a bank holding company if payment would adversely affect capital adequacy and borrowing by a company with inadequate capital for the purpose of paying dividends. In some circumstances, a failure to meet the capital guidelines may also result in enforcement action by the FRB.

Imposition of Liability for Undercapitalized Subsidiaries. FDICIA requires bank regulators to take "prompt corrective action" to resolve insured depository institutions problems. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its federal regulatory agency. The regulatory agency will not accept the plan unless it meets certain criteria.
One requirement for acceptance of a capital restoration plan is that each company "having control of" the undercapitalized institution must guarantee, up to certain limits, the subsidiary's compliance with the capital restoration plan. The Corporation has control of the Subsidiary Banks for purposes of this statute. See below The Subsidiary Banks - Capital Adequacy Requirements below.

Under FDICIA, the aggregate liability of all companies controlling a particular institution is generally limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with application capital standards. FDICIA grants greater powers to regulatory authorities in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a timely and acceptable capital restoration plan or to implement an accepted capital restoration plan. A bank holding company controlling such an institution may be required to obtain prior FRB approval of proposed dividends or a consent to merger or to divest the troubled institution or other affiliates.

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

Acquisition by Bank Holding Companies. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or bank holding company, or merging or consolidating with another bank holding company, without the prior approval of the FRB. In approving bank or bank holding company acquisitions by a bank holding company, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. In some circumstances, any such action must be brought in less than 30 days after FRB approval.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits adequately capitalized and managed bank holding companies to acquire banks located in other states, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a state or national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. If the FRB approves an acquisition which the Texas Banking Commissioner disapproves, the Commissioner may accept the FRB decision or attempt to have the decision overturned by a federal court. Under the Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the bank sought to be acquired. However, state deposit concentration caps adopted by various states, such as Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. Texas has adopted a deposit concentration cap of 20% of in-state insured deposits; therefore, the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap. State law may establish a minimum age (not to exceed five years) of local banks subject to interstate acquisition. The minimum age established by Texas is five years.

Acquisition of Bank Holding Companies. The Change in Bank Control Act of 1978 prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition. Acquisition of 25% or more of any class of voting shares of a bank holding company constitutes acquisition of "control." The FRB presumes that the acquisition of 10% or more of any class of voting stock of a bank holding company constitutes acquisition of control if either the company has securities registered under Section 12 of the Exchange Act, as does the Corporation, or no other person will own or control a greater percentage of that class of voting securities immediately after the transaction. That presumption can be rebutted by showing the FRB that acquisition will not in fact result in control. Any company would be required to obtain the approval of the FRB under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the company or otherwise exercising control or a "controlling influence" over the company.

The Subsidiary Banks

General. The Subsidiary Banks are national banking associations organized under the National Bank Act, as amended, (the "National Bank Act") and are subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Pursuant to such regulation, the Banks are subject to various restrictions and supervisory requirements, and potentially to enforcement actions. The OCC regularly examines national banks with respect to, among other matters, capital adequacy, reserves, loan portfolio, investments and management practices. The Subsidiary Banks must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Subsidiary Banks if their actions represent unsafe or unsound practices or violations of law. Since the deposits of the Subsidiary Banks are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Company (the "FDIC"), the Subsidiary Banks are also subject to regulation and supervision by the FDIC. Because the FRB regulates the Corporation, the FRB has supervisory authority which affects the Subsidiary Banks.

Banks are subject to the credit policies of governmental authorities that affect the national supply of bank credit. Such policies influence the overall growth of bank loans, investments, and deposits and may affect interest rates charged on loans and paid on deposits. The monetary policies of the FRB have had a significant effect on the results of operations of commercial banks in the past and may be expected to continue to do so in the future.

Scope of Permissible Activities. The National Bank Act provides the rights, privileges, and powers of national banks and defines the activities in which national banks may engage. Permitted activities for a national bank include making, arranging, purchasing, or selling loans, purchasing, holding, and conveying real estate under certain conditions, dealing in investment securities in certain circumstances, and, generally, engaging in the "business of banking" and activities that are "incidental" to banking. Activities deemed "incidental" to the business of banking include the borrowing and lending of money, receiving deposits (including deposits of public funds), holding or selling stock or other property acquired in connection with security on a loan, discounting and negotiating evidences of debt, acting as guarantor (if the bank has a "substantial interest in the performance of the transaction"), issuing letters of credit to or on behalf of its customers, operating a safe deposit business, providing check guarantee plans, issuing credit cards, operating a loan production office, selling loans under repurchase agreements, selling money orders at offices other than bank branches, providing consulting services to banks, and verifying and collecting checks.

In addition to expanding permitted activities for qualifying bank holding companies, the GLB Act also permits the creation of a "financial subsidiary" which can be used by a national bank to engage in many of the activities permitted for a financial holding company. The Corporation cannot at this time fully evaluate the effect on the Subsidiary Banks of this change made by the GLB Act.

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

The Interstate Banking Act, which expanded the authority of bank holding companies to engage in interstate bank acquisitions regardless of state law prohibitions, also allows banks to merge across state lines and thereafter have interstate branches by continuing to operate, as a main office or a branch, any office of any bank involved in the merger. States were, however, permitted to "opt-out" of interstate mergers by enacting laws meeting certain requirements. The Texas Legislature "opted out" of the interstate branching provisions during its 1995 Session. However, the Texas "opt-out" legislation, which by its terms was to have expired in September of 1999, did not prove to be effective to prohibit interstate mergers involving banks in Texas. In granting an application for an interstate merger involving a national bank located in Texas, the OCC concluded that the Texas "opt-out" legislation was ineffective because it did not meet the requirement of the Interstate Banking Act. The Texas Banking Commissioner also determined that the "opt-out" legislation was ineffective under federal law to prohibit interstate mergers and has, therefore, accepted applications for interstate merger and branching transaction for state-chartered institutions. As a consequence, the Texas "opt-out" legislation did not have the effect of prohibiting interstate merger and branching transactions otherwise allowed under federal law.

The Interstate Banking Act further allows a bank to open new branches in a state in which it does not already have banking operations if the laws of that state permit a de novo branch of an out-of-state bank. A "de novo branch" is a branch office of a bank originally established as a branch and not one becoming a branch by acquisition or merger. In 1995, Texas elected not to permit de novo branching, but the Texas legislation prohibiting de novo branching proved ineffective. In 1999, the Texas law was amended to permit entry into Texas by an out-of-state bank's establishing a de novo branch in Texas if the laws of the home state of the out-of-state bank permit a Texas bank to establish a de novo branch there. Out-of-state banks are also permitted to enter Texas by merger with an in-state bank if the resulting bank in such a merger would not control 20% or more of total in-state deposits and the in-state bank has been in existence and operation for at least five years. An out-of-state bank that has established or acquired a branch in Texas may establish or acquire additional in-state branches to the same extent that a Texas bank may acquire or establish branches in Texas.

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

Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among the other things, Section 23B requires that certain transactions between a Subsidiary Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Subsidiary Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between a Subsidiary Bank and an affiliate must be on terms and under circumstances, including credit underwriting standards and procedures, that in good faith would be offered to or would apply to nonaffiliated companies. Each Subsidiary Bank is also subject to certain prohibitions against advertising that suggest that the Subsidiary Bank is responsible for the obligations of its affiliates.

The regulations and restrictions on transactions with affiliates may limit the Corporation's ability to obtain funds from its Subsidiary Banks for its cash needs, including funds for payment of dividends and operating expenses.

Under the Federal Reserve Act and FRB Regulation O, there are restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") which apply to all banks with deposits insured by the FDIC and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. In the aggregate, these loans may not exceed the bank's total unimpaired capital and surplus. In some circumstances the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including Truth-in-Lending Act, the Texas Finance Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. These laws provide remedies for the borrower and penalties for the lender for failure of the lender to comply with such laws. The scope and requirements of these laws and regulations have expanded in recent years, and claims by borrowers under these laws and regulations may increase.

Restrictions on Subsidiary Bank Dividends. Substantially all of the Corporation's cash revenues are derived from dividends paid by the Subsidiary Banks. Dividends payable by the Subsidiary Banks are restricted under the National Bank Act. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Dividends. The Subsidiary Banks' ability to pay dividends is further restricted by the requirement that the Subsidiary Banks maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the OCC. Moreover, the prompt corrective action provisions of FDICIA and implementing regulations prohibit a bank from paying dividends or management fees if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See Capital Adequacy Requirements below.

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

Capital Adequacy Requirements. OCC regulations require national banks to maintain minimum risk-based capital ratios similar to those for bank holding companies discussed above. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized." A national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and if it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination) and the bank does not meet the definition of a "well capitalized" bank. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A "critically undercapitalized" institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

At December 31, 1999, each of the Subsidiary Banks was "well capitalized."  See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

Corrective Measures for Capital Deficiencies. FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions with the overall goal of limiting losses to the depository insurance fund. FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business.

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

The OCC and other Federal banking agencies are authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth or requiring asset reduction, restricting interest rates paid, requiring prior FRB prior approval of any capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. A critically undercapitalized institution may be prohibited from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank's becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

Deposit Insurance Assessments. The FDIC is required by the Federal Deposit Insurance Act to assess all banks a fee in order to fund adequately the Bank Insurance Fund (the "BIF") so as to resolve any insured bank that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate deposit insurance assessments made on BIF member banks to maintain the designated reserves for the fund. In addition, the FDIC can impose special assessments to repay borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks. Under the risk-based system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Such premiums currently range from zero percent of insured deposits to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than those banks with lower levels of capital and a higher degree of supervisory concern. Each of the Subsidiary Banks is currently being assessed at the lowest rate of zero percent.

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). FICO assessment rates for the fourth quarter of 1999 were set by FDIC at .01184% annually for BIF members and .05920% annually for SAIF members. These rates may be adjusted quarterly to reflect changes in the assessment bases for the BIF and the SAIF. The Funds Act required that the FICO assessment rate on BIF members must be one-fifth the rate of assessment on SAIF members until the two insurance funds were merged or until January 1, 2000, whichever occurs first, and thereafter BIF members and SAIF members are to be assessed prorata for FICO. The two funds have not been merged so FICO assessments for BIF members and SAIF members did not become prorate until January 1, 2000. For the first quarter of 2000, FICO rates have been set at .02120% for both BIF and SAIF members and, for the second quarter of 2000, at .0208% for both BIF and SAIF members.

Internal Operating Requirements. FDICIA requires financial institutions with over $500 million in assets to file an annual report with the FDIC and its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) financial reporting and complying with designated safety and soundness laws and regulations; and (3) assessing the effectiveness of the institution's internal controls. The independent public accountant also must report separately on the institution's internal controls and certain of the statements made by management in the report. The requirement of an annual audit of the Subsidiary Banks can be satisfied by an annual audit of the Corporation.

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

Expanding Enforcement Authority One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. The Federal banking agencies have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek judicial enforcement of their orders, and publicly disclose such actions.

Changing Regulatory Structure Legislative and regulatory proposals regarding changes in banking, regulations of banks, thrifts and other financial institutions, are being considered by the executive branch of the federal government, Congress, and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial service industry. The Corporation cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Subsidiary Banks. Also, there will be regulatory changes to deal with the expanded permissible activities permitted for financial holding companies and financial subsidiaries of national banks. The Corporation cannot predict at this time the effect of regulatory changes resulting from the enactment of the GLB Act.

Effect on Economic Environment The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid for deposits. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Corporation cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and the Subsidiary Banks.


ITEM 2.  PROPERTIES.

The principal offices of the Corporation are located at 1300 Summit Avenue, Fort Worth, Texas 76102. The Corporation and Summit National Bank, a subsidiary, lease space at this address from an unrelated third-party through leases that expire December 31, 2004 and December 31, 2009, respectively. Summit National Bank owns a detached motor bank facility.

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

The Fossil Creek office of Summit Community Bank, N.A., at 3851 NE Loop 820, Fort Worth, Texas is located in a building that is a joint venture between the Summit Community Bank, N.A. and an unrelated third party. The Fossil Creek office occupies approximately 28% of the building under a long-term lease with the joint venture.

Summit Community Bank, N.A. owns approximately 1.5 acres near the intersection of Tarrant County Parkway and Davis Boulevard in Northeast Tarrant County. This unimproved property is to be used to establish a new branch office in mid 2000 using a temporary facility.

A subsidiary of the Corporation owns an improved tract of land that serves as the site of the operations center which is the principal office of Summit Bancservices Inc. This site is located at 500 Eighth Avenue, Fort Worth, Texas.

ITEM 3.   LEGAL PROCEEDINGS.

In the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which it or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 1999.


ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 18, 2000, their respective ages, and their present positions with the Corporation are as follows:

                                                     Position With                 Position Held
    Name                        Age                 the Corporation                    Since
-------------                   ---                -----------------               -------------
Philip E. Norwood               50                       Chairman                       1998

Jeffrey M. Harp                 51                       President                      1998

Bob G. Scott                    62              Executive Vice President and            1998
                                                   Chief Operating Officer

The business experience of each of these executive officers during the past five
(5) years is set forth below:

Mr. Norwood became Chairman of the Board of Summit Bancshares, Inc. and Chairman of Summit Community Bank, N.A. in January 1998 and President of Summit Community Bank, N.A. in July 1994 and continues to serve in these capacities. From October 1993 to January 1998 Mr. Norwood served as President and Chief Executive Officer of the Corporation. He has served as a director of the Corporation since March 1984. Mr. Norwood served as a director and senior officer of Alta Mesa National Bank (currently a banking office of Summit Community Bank, N.A.) from April 1981 to December 1995. Mr. Norwood served as a director of Summit National Bank from March 1983 to January 1996.

Mr. Harp became President of the Corporation in January 1998 and continues to serve in that capacity. From October 1993 to January 1998 Mr. Harp served as Chief Operating Officer and Secretary of the Corporation. He served as Executive Vice President of the Corporation from December 1992 to January 1998, and Treasurer from January 1990 to January 1998. He has served as director of the Corporation since January 1990. He has served as President of Summit
National Bank since January 1991.   He has served as a director and senior
officer of Summit National Bank since January 1990. He served as a director of Alta Mesa National Bank and Summit Community Bank, N.A. from January 1990 to January 1996.

Mr. Scott became Executive Vice President, Chief Operating Officer, Secretary and Treasurer in January 1998 and continues to serve in these capacities. He served as Senior Vice President and Chief Financial Officer from June 1994 to January 1998. From February 1992 to June 1994 Mr. Scott was a Senior Vice President with Alexander and Alexander of Texas, Inc. Prior to February 1992, Mr. Scott was a financial officer with Team Bancshares, Inc., Fort Worth, Texas and with Texas American Bancshares, Inc., Fort Worth, Texas.

No family relationships exist among the executive officers and directors of the Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.  Since May 3, 1993 the Corporation's Common Stock has been
------------------
traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low stock prices as quoted for the Corporation's Common Stock for the periods indicated:

                                 High          Low
                                -------      -------
1999 Fiscal Year:
----------------
First Quarter                    $18.13       $17.38
Second Quarter                    20.00        16.88
Third Quarter                     19.38        17.00
Fourth Quarter                    20.00        17.75

1998 Fiscal Year:
----------------
First Quarter                    $23.75       $19.00
Second Quarter                    25.25        20.00
Third Quarter                     21.75        14.25
Fourth Quarter                    20.00        14.00

On March 13, 2000 the closing price reported for the Common Stock was $15.25. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Shareholders.  At the close of business on March 13, 2000 there were 620
------------
shareholders of record of Common Stock of the Corporation. The number of beneficial shareholders is unknown to the Corporation at this time.

Dividends.  The Corporation has paid regular cash dividends on its common stock
---------
on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 1998, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods.

               1999                Dividends Per Share
          --------------           -------------------
          First Quarter                  $0.080
          Second Quarter                  0.080
          Third Quarter                   0.080
          Fourth Quarter                  0.080


               1998
          --------------
          First Quarter                  $0.060
          Second Quarter                  0.060
          Third Quarter                   0.060
          Fourth Quarter                  0.060

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data). All share and per share information has been restated to reflect the two-for-one stock splits in 1997 and 1995:


                                                                         Years Ended December 31,
                                                  -------------------------------------------------------------------
                                                      1999          1998         1997          1996          1995
                                                  ------------  ------------  -----------  ------------  ------------
Summary of Earnings:
 Interest Income                                  $     40,232  $     37,065  $    31,972  $     27,577  $     22,929
 Interest Expense                                       13,772        13,478       11,301         9,771         8,277
                                                  ------------  ------------  -----------  ------------  ------------
 Net Interest Income                                    26,460        23,587       20,671        17,806        14,652
 Provision for Loan Losses                               1,001           785          900           819           236
 Securities Gains (Losses)                                  (3)           35           (1)          (14)          (10)
 Non-interest Income                                     3,883         3,815        3,266         2,990         2,764
 Non-interest Expense                                   15,224        14,173       12,318        10,917         9,973
                                                  ------------  ------------  -----------  ------------  ------------
 Earnings Before Income
  Taxes                                                 14,115        12,479       10,718         9,046         7,197
 Income Tax Expense                                      4,893         4,333        3,678         3,103         2,468
                                                  ------------  ------------  -----------  ------------  ------------
 Net Income                                       $      9,222  $      8,146  $     7,040  $      5,943  $      4,729
                                                  ============  ============  ===========  ============  ============

Balance Sheet Data (at period-end):
 Total Assets                                     $    564,786  $    532,764  $   459,794  $    395,248  $    355,417
    Investment Securities                              156,440       148,012      105,627       117,013       119,368
 Loans, Net of Unearned
  Discount                                             355,414       305,833      276,069       220,006       178,493
 Allowance for Loan Losses                               5,169         4,724        4,065         2,972         2,500
 Demand Deposits                                       128,685       141,170      126,398       103,695        89,184
 Total Deposits                                        480,546       465,500      401,724       345,023       310,109
 Short Term Borrowings                                  32,091        17,839       14,689        13,209        13,528
 Shareholders' Equity                                   48,709        46,235       41,112        35,080        30,125

Per Share Data:
 Net Income - Basic                               $       1.44  $       1.25  $      1.09  $        .93  $        .76
 Net Income - Diluted                                     1.39          1.20         1.04           .90           .72
 Book Value - Period-End                                  7.66          7.14         6.32          5.43          4.78
 Dividends Declared                                        .32           .24          .18           .14           .11
 Weighted Average Shares
  Outstanding (000)                                      6,411         6,497        6,479         6,399         6,278
 Average Common Share
  Equivalents (000)                                        245           317          321           314           322

Selected Performance Ratios:
 Return on Average Assets                                 1.72%         1.70%        1.70%         1.60%         1.52%
 Return on Average Shareholders' Equity                  19.66         18.62        18.49         18.50         17.14
 Net Interest Margin (tax equivalent)                     5.31          5.28         5.47          5.24          5.15
 Efficiency Ratio                                        50.14         51.60        51.42         52.50         57.20

Asset Quality Ratios:
 Non-Performing Loans to Total Loans - Period-End          .69%         1.65%         .77%          .50%          .55%
 Non-Performing Assets to Total Assets - Period End        .78          1.00          .49           .32           .31
 Allowance for Loan Losses to Total Loans - Period-End    1.45          1.54         1.47          1.35          1.40
 Allowance for Loan Losses to Non-Performing Loans
    - Period-End                                         211.0          94.0        193.0         270.0         252.0
 Net Charge-Offs (Recoveries) to Average Loans             .16           .04         (.08)          .17           .09

Capital Ratios:
 Shareholders' Equity  to Total Assets - Period-End       8.62%         8.68%        8.94%         8.88%         8.48%
 Average Shareholders' Equity to Average Assets           8.71          9.11         9.21          8.66          8.85
 Total Risk-based Capital to Risk Weighted Assets
   - Period-End*                                         14.59         15.06        15.06         15.85         15.91
 Leverage Ratio - Period-End*                             8.77          8.52         8.83          8.82          8.42

*Calculated in accordance with Federal Reserve guidelines currently in effect.

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 1999 and 1998 follows (in thousands except for per share data):

                                 First      Second      Third      Fourth
                                Quarter     Quarter    Quarter    Quarter
                                -------     -------    --------   --------
1999:
----
Interest Income                 $ 9,394     $ 9,721    $10,222    $10,895
Interest Expense                  3,254       3,157      3,452      3,909
Net Interest Income               6,140       6,564      6,770      6,986
Provision for Loan Losses           220         418        140        223
Non-interest Income               1,031         902        894      1,053
Non-interest Expense              3,738       3,678      3,882      3,926
Income Tax Expense                1,117       1,159      1,259      1,358
Net Income                        2,096       2,211      2,383      2,532

Per Share Data:
  Net Income:
     Basic                       $  .33     $   .34    $   .37    $   .40
     Diluted                        .31         .33        .36        .39
 Dividends Paid                     .08         .08        .08        .08
 Stock Price Range:
     High                         18.13       20.00      19.38      20.00
     Low                          17.38       16.88      17.00      17.75
     Close                        17.50       17.38      18.13      18.50
                                 First      Second      Third      Fourth
                                Quarter     Quarter    Quarter    Quarter
                                -------     -------    --------   --------
1998:
----
Interest Income                 $ 8,873     $ 9,067    $ 9,448    $ 9,677
Interest Expense                  3,249       3,288      3,459      3,482
Net Interest Income               5,624       5,779      5,989      6,195
Provision for Loan Losses           158         250        131        246
Non-interest Income                 870         956        913      1,111
Non-interest Expense              3,506       3,435      3,540      3,692
Income Tax Expense                  966       1,047      1,136      1,184
Net Income                        1,864       2,003      2,095      2,184

Per Share Data:
 Net Income:
   Basic                        $   .29     $   .30    $   .33    $   .33
   Diluted                          .27         .29        .31        .33
 Dividends Paid                     .06         .06        .06        .06
 Stock Price Range:
   High                           23.75       25.25      21.75      20.00
   Low                            19.00       20.00      14.25      14.00
   Close                          23.38       21.25      15.75      18.50

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

Performance Summary. Net income for 1999 was $9.2 million, an increase of $1.1 million, or 13.2%, over the $8.1 million recorded for 1998. On a weighted average share basis, net income for 1999 was $1.39 per diluted share as compared to $1.20 per share for 1998, an increase of 15.8%. The major contribution to the improved earnings during 1999 was a 12.1% increase in net interest income. The increase in net interest income reflected an increase in average loans of 13.7% and an increase in average earning assets of 11.7%. Partially offsetting the increase in net interest income was an increase in non-interest expenses of only 7.4%. Further explanations of these changes are set forth below.

Continuing to reflect the strong economy in the Corporation's market area, loans increased 16.2% over the previous year-end to $355 million at December 31, 1999. Total funding (deposits and short term borrowings) experienced somewhat less dramatic growth, increasing 6.1% over the same period to $513 million. Shareholders' equity was $49 million at year-end, an increase of 5.4%.

Net income for 1998 was $8.1 million compared to net income of $7.0 million for 1997, an increase of 15.7%. The increase in earnings for 1998 was also attributable to a significant increase net interest income.

The following table shows selected key performance ratios over the last three
(3) years:

                                                1999      1998      1997
                                                ----      ----      ----

Return on Average Assets                         1.72%     1.70%     1.70%
Return on Average Shareholders' Equity          19.66     18.62     18.49
Shareholders' Equity to Assets - Average         8.71      9.11      9.21
Dividend Payout Ratio                           22.25     19.15     16.56

The ratio, return on assets, is calculated by dividing net income by average total assets for the year. The return on equity ratio is calculated by dividing net income by average shareholders' equity for the year. The equity to assets ratio is calculated by dividing average shareholders' equity by average total assets for the year. The dividend payout is determined by dividing the total dividends paid by the total net income.

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

Net interest income (tax equivalent) for 1999 was $26.5 million, an increase of $2.9 million, or 12.1% compared to the prior year. The net increase reflected a $3.2 million increase in interest income which was offset by a $.3 million increase in interest expense. The Corporation's yield on earning assets declined to 8.06% in 1999 from 8.30% for 1998. Rates paid on the Corporation's interest-bearing liabilities, decreased from 4.24% in 1998 to 3.86% in 1999. These shifts in yield on earning assets and cost of interest-bearing liabilities resulted in the net interest margin increasing from 5.28% in 1998 to 5.31% for 1999. Contributing to the improved net interest income for 1999 was the increase in noninterest-bearing demand deposits. In 1999, the average balance of demand deposits increased 12.5%. The average demand deposits as a percent of average total deposits increased to 28.2% in 1999 from 27.8% in 1998; this ratio remains very positive compared to the Corporation's peers.

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

                                                                       Years Ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                             1999                               1998                              1997
                               --------------------------------   -------------------------------   ------------------------------
                                Average               Average      Average              Average      Average              Average
(Dollars in Thousands)          Balance   Interest   Yield/Rate    Balance   Interest  Yield/Rate    Balance   Interest  Yield/Rate
                               ---------  --------   ----------   --------   --------  ----------   -------    --------  -----------
Earning Assets:
 Federal Funds Sold            $  21,277  $   1,081     5.08%     $  38,112  $  2,053    5.39%      $  18,059  $  1,008      5.58%
 Investment Securities
   (Taxable)                     145,109      8,496     5.85        115,663     6,963    6.02         111,578     6,874      6.16
 Investment Securities
   (Tax-exempt)                      745         52     7.03          1,103        76    6.90             539        36      6.59
 Loans, Net of Unearned
   Discount/(1)/                 331,963     30,620     9.22        292,060    28,002    9.59         248,303    24,069      9.69
                               ---------  ---------     ----      ---------  --------    ----       ---------  --------      ----
      Total Earning Assets       499,094     40,249     8.06        446,938    37,094    8.30         378,479    31,987      8.45
                                          ---------                          --------                          --------

Other Assets:
 Cash and Due From Banks          23,981                             22,226                            24,909
 Other Assets                     20,110                             16,261                            13,568
 Allowance for Loan Losses        (4,886)                            (4,430)                           (3,470)
                               ---------                          ---------                         ---------
Total Assets                   $ 538,299                          $ 480,995                         $ 413,486
                               =========                          =========                         =========

Interest-Bearing Liabilities:
 Interest-Bearing Transaction
   Accounts                    $ 156,054      5,041     3.23      $ 144,133     5,186    3.60       $ 128,880     4,599      3.57
 Savings                          85,571      3,440     4.02         68,011     2,972    4.37          50,756     2,134      4.21
 Savings Certificates             55,169      2,543     4.61         52,261     2,631    5.03          49,203     2,434      4.95
 Certificates of Deposit
   $100,000 or more               36,463      1,772     4.86         36,752     1,948    5.30          30,242     1,572      5.20
 Other Time                          778         39     5.06            877        49    5.59             622        34      5.38
 Other Borrowings                 22,404        934     4.17         15,742       692    4.40          11,668       528      4.53
                               ---------  ---------     ----      ---------  --------    ----       ---------  --------      ----
      Total Interest-Bearing
        Liabilities              356,439     13,769     3.86        317,776    13,478    4.24         271,371    11,301      4.16
                                          ---------                          --------                          --------

Other Liabilities:
 Demand Deposits                 131,002                            116,428                           101,813
 Other Liabilities                 3,953                              3,030                             2,212
 Shareholders' Equity             46,905                             43,761                            38,090
                               ---------                          ---------                         ---------
 Total Liabilities and
   Shareholders' Equity        $ 538,299                          $ 480,995                         $ 413,486
                               =========                          =========                         =========

Net Interest Income and
 Margin (T/E Basis)/(2)/                  $  26,480     5.31                 $ 23,616    5.28                  $ 20,686      5.47
                                          =========                          ========                          ========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.31% for 1999, a three basis point increase from the previous year. This increase in the margin reflected a lower cost of funds of 38 basis points in 1999 offset by a lower yield on earning assets of 24 basis points, resulting in the net interest spread increasing from 4.06% to 4.20%. The somewhat rapid decline in market interest rates in late 1998 carried over into the first half of 1999 after which interest rates began to increase, recovering the decline in rates experienced in late 1998. In the fourth quarter of 1999 the net interest margin was 5.24%.

The table below analyzes the increase in net interest income for each of the years ended December 31, 1999 and 1998 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                            1999 vs. 1998                          1998 vs. 1997
                                                         Increase (Decrease)                    Increase (Decrease)
                                                          Due to Changes in:                     Due to Changes in:
(Dollars in Thousands)                              -------------------------------       ---------------------------------
                                                     Volume       Rate      Total           Volume       Rate       Total
                                                    ----------  ----------  -------       ---------    ----------  --------
Interest Earning Assets:
 Federal Funds Sold                                 $ (861)     $  (111)    $ (972)       $ 1,080      $ (35)      $ 1,045
 Investment Securities (Taxable)                     1,729         (196)     1,533            248       (159)           89
 Investment Securities (Tax-exempt)                    (25)           1        (24)            38          2            40
 Loans, Net of Unearned Discount                     3,712       (1,094)     2,618          4,185       (252)        3,933
                                                     ------      -------     ------        ------      ------       ------

 Total Interest Income                               4,555       (1,400)     3,155          5,551      (444)         5,107
                                                     ------      -------     ------        ------     -----         ------

Interest-Bearing Liabilities:
 Transaction Accounts & Savings                      1,073         (750)       323          1,246       179          1,425
 Certificates of Deposit and Other Time                127         (401)      (274)           504        84            588
Other Borrowings                                       279          (37)       242            170        (6)           164
                                                     -----       -------     ------        ------     -----         ------

 Total Interest Expense                              1,479       (1,188)       291          1,920       257          2,177
                                                     -----       -------     ------        ------      -----        ------

Changes in Net Interest Income                      $3,076      $  (212)    $2,864         $3,631     $(701)        $2,930
                                                    ======      =======     ======         ======     =====         ======

Net interest income for 1999 increased $2,864,000, or 12.1% over the prior year. In this same period total interest income increased 8.5% and total interest expense increased 2.2%.

Non-interest Income. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                             1999                 1998           1997
                                     -------------------  ------------------  --------
                                      Amount   % Change   Amount   % Change    Amount
                                     --------  ---------  -------  ---------  --------
Service Charges on
Deposit Accounts                      $2,002        (.8)%  $2,018       6.8%   $1,890
Non-recurring Income                     475       15.3       412        --       151
Gain (Loss) on Sale of Investment
Securities                                (3)        --        35        --        (1)
Other Non-interest Income              1,406        1.5     1,385      13.1     1,225
                                      ------               ------              ------

   Total Non-interest Income          $3,880         .8    $3,850      17.9    $3,265
                                      ======               ======              ======

Service charges on deposits decreased in 1999 as a result of customers maintaining higher balances in accounts thereby avoiding service charges.

The non-recurring income in 1999 included $155,000 from refunds of state franchise taxes paid in prior years, $105,000 gain on sale of land, $100,000 forfeited deposit related to sale of foreclosed property and $114,000 of interest recovered on loans either charged-off in prior years or loans that were on non-accural status in prior years. Non-recurring income in 1998 also included refunds of state franchise tax of $137,000 and gains on sales of miscellaneous assets of $178,000.

The increase in other non-interest income in 1999 is primarily due to an increase in income from debit card fees, mortgage brokerage/origination fees and fees earned on investment services to customers.

Excluding non-recurring income and gains and losses on securities, non-interest income increased .1% in 1999 and 9.3% in 1998.

Non-interest Expense. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                 1999                                1998                   1997
                                          ------------------------        --------------------------       ------
                                          Amount          % Change        Amount            % Change       Amount
                                          ------          --------        ------            --------       ------
Salaries and Employee Benefits            $ 9,226         7.6%            $ 8,576           14.0%           $ 7,524
Occupancy Expense - Net                     1,031        11.1                 928           19.9                774
Furniture and Equipment Expense             1,202         4.5               1,150           25.1                919
Other Real Estate Owned Expense               107          --                  (1)            --                (63)
Other Expenses:
  Business Development                        602        (1.5)                611            3.9                588
  Insurance - Other                           121        18.6                 102            5.2                 97
  Legal and Professional Fees                 619        21.1                 511            3.0                496
  Other Taxes                                 169       (39.0)                277           52.2                182
  Postage and Courier                         316        10.5                 286             .7                284
  Printing and Supplies                       379        (2.1)                387            3.8                373
  Regulatory Fees and Assessments             183         8.3                 169            5.6                160
  Other Operating Expenses                  1,269         7.8               1,177           19.6                984
                                          -------                         -------                           -------

   Total Other Expenses                     3,658         3.9               3,520           11.3              3,164
                                          -------                         -------                           -------

     Total Non-interest Expense           $15,224         7.4             $14,173          15.1             $12,318
                                          =======                         =======                           =======

Total non-interest expense increased 7.4% in 1999 over 1998 reflecting increases in salaries and benefits, occupancy expenses, furniture and equipment expenses, other real estate owned expense, legal and professional fees and other operating expenses. As a percent of average assets, non-interest expenses were 2.83%, 2.95%, and 2.98%, in 1999, 1998 and 1997, respectively. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 50.14% for 1999. The efficiency ratio measures what percentage of total revenues are absorbed by non-interest expense. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer groups.

The increase in salaries and employee benefits for 1999 is due to routine salary merit increases, increased incentive bonus payments (reflecting the Corporation's improved financial performance) and additions to staff. The average number of full-time equivalent employees increased by 8 in 1999 to an average full-time equivalent of 174. At year end 1999 the full-time equivalent staff was 179 versus 169 at the same time the prior year. The increase in the number of employees is primarily due to the overall growth of the Corporation.

The increase in occupancy expense includes rent for expanded space at two facilities. Also, increases of approximately 24%, in the aggregate, were experienced in repairs expense and ad valorem tax expense on current facilities.

The increase in expenses for the other real estate owned reflects the higher balance of other real estate owned during the year, which averaged $1.7 million for the year.

The increase in furniture and equipment expense is primarily a result of depreciation and service contract expense for expanded data processing equipment and software.

Legal and professional fees increased in 1999 and reflects increases in attorney fees related to certain problem loans and due to fees paid to consultants for assistance in reviewing Y2K issues and in development of new products, such as cash management.

Other taxes, primarily franchise taxes paid to the State of Texas, were lower due to somewhat more aggressive tax planning in 1999.

Other operating expenses increased in 1999 due to an increase in various miscellaneous operating costs including telephone service fees, ATM support expenses and credit collection fees.

Federal and State Income Tax Expense. The Corporation has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $4.9 million for federal income taxes for 1999, resulting in an effective tax rate of 34.7%.

Investment Securities. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 1999, classified as to
                        --------------
whether the security is to be Held-to-Maturity or is Available-for-Sale (see
Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                      December 31, 1999
                                   -------------------------------------------------------------------------
                                                            Due 1 to          Due 5 to          Due After
                                    Due 1 Year or Less       5 Years         10 Years            10 Years
                                   -------------------  ----------------   -----------------  --------------
(Dollars in Thousands)              Amount     Yield     Amount    Yield    Amount   Yield    Amount   Yield     Total
                                   --------  ---------  ---------  ------  --------  ------  --------  ------  ---------
U.S. Treasury Securities - HTM      $ 4,995      5.99%   $  4,000   6.17%   $   -0-     --    $   -0-     --    $  8,995
U.S. Treasury Securities - AFS        9,973      5.90       9,037   6.25        -0-     --        -0-     --      19,010
                                    -------              --------           -------           -------           --------
Total                                14,968      5.93      13,037   6.22        -0-               -0-             28,005
                                    -------              --------           -------           -------           --------

U.S. Government Agencies - HTM          -0-        --      15,013   6.96      3,030   7.28%       -0-     --      18,043
U.S. Government Agencies - AFS       15,928      5.52      74,126   6.27      7,053   5.87        -0-     --      97,107
                                    -------              --------           -------           -------           --------
Total                                15,928      5.52      89,139   6.39     10,083   6.29        -0-            115,150
                                    -------              --------           -------           -------           --------

U.S. Government Agency Mortgage
  Backed Securities - AFS               -0-        --         -0-     --      4,361   5.71      8,870   6.41      13,231
                                    -------              --------           -------           -------           --------

Obligations of States and
   Political Subdivisions - HTM         286      5.08         -0-     --        -0-     --        -0-     --         286
Obligations of States and
   Political Subdivisions - AFS         110      7.42         240   7.65        -0-     --        -0-     --         350
                                    -------              --------           -------           -------           --------
Total                                   396      5.73         240   7.65        -0-               -0-     --         636
                                    -------              --------           -------           -------           --------

Other Securities - AFS                  -0-        --         -0-     --        -0-     --      1,215   5.60       1,215
                                    -------              --------           -------           -------           --------

       Total                        $31,292      5.72    $102,416   6.37    $14,444   6.12    $10,085   6.31    $158,237
                                    =======              ========           =======           =======           ========

Held-to-Maturity ("HTM")            $ 5,281      5.94%   $ 19,013   6.80%   $ 3,030   7.28%   $   -0-     --    $ 27,324
Available-for-Sale ("AFS")           26,011      5.67      83,403   6.27     11,414   5.81     10,085   6.31%    130,913

The yield on the investment securities portfolio of the Corporation at December 31, 1999 was 5.96% and the weighted average life of the portfolio on that date was approximately 2.8 years. At December 31, 1998 the yield of the portfolio was 5.94% and the weighted average life was 1.6 years. In late 1998 the Corporation purchased $30,000,000 par value of U.S. Agency Discount notes. These securities had a maturity of 30 to 120 days and provided a yield greater than Federal funds while providing the necessary liquidity. The inclusion of these notes in the portfolio reduced the average life of the portfolio.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 1999 and 1998. As of December 31, 1999, there was a net unrealized loss of $2,382,000 in the portfolio of which $1,797,000 related to Available-for-Sale securities, or 1.4% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                        December 31,
                                    -----------------------------------------------------
                                      1999       1998       1997       1996       1995
                                    ---------  ---------  ---------  ---------  ---------
U.S. Treasury Securities             $ 27,974   $ 41,672   $ 70,794   $ 77,678   $ 78,981
U.S. Government Agencies
 and Corporations                     113,535     87,791     20,249     25,276     26,922
U.S. Government Agency
 Mortgage Backed Securities            13,079     16,440     12,527     13,805     13,141
Obligations of States and
 Political Subdivisions                   637      1,037      1,142        -0-         70
Federal Reserve Bank and Federal
 Home Loan Bank Stock                   1,215      1,072        915        254        254
                                     --------   --------   --------   --------   --------
    Total                            $156,440   $148,012   $105,627   $117,013   $119,368
                                     ========   ========   ========   ========   ========

In 1999, approximately $71 million of investment securities were sold, resulting in a net loss on sale of securities of $3,000. Management of the Corporation views these trades as an opportunity to restructure the portfolio for future benefits.

Loans. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                    December 31,
                            ---------------------------------------------------------------------------------------------
                              % of               % of               % of               % of               % of
                              1999     Total     1998     Total     1997     Total     1996     Total     1995     Total
                            ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------
Commercial                   $156,847   44.2%   $133,066   43.5%   $127,800   46.3%   $103,414   47.0%   $ 81,542   45.7%
Real Estate Mortgage          120,596   33.9     100,421   32.9      90,638   32.8      76,771   34.9      64.200   36.0
Real Estate Construction       43,875   12.3      40,456   13.2      26,290    9.5      12,862    5.8      10.189    5.7
Loans to Individuals,
  Net of Unearned
  Discount                     34,096    9.6      31,890   10.4      31,341   11.4      26,959   12.3      22.562   12.6
                             --------           --------           --------           --------  -----    --------  -----
Total Loans, Net of
  Unearned Income            $355,414  100.0%   $305,833  100.0%   $276,069  100.0%   $220,006  100.0%   $178.493  100.0%
                             ========           ========           ========           ========           ========

The preceding loan distribution table reflects that total loans increased $49.6 million (16.2%) between year-end 1998 and 1999. Although this dollar increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 1999, loans were 74.0% of deposits compared to 65.7% at the previous year-end reflecting a somewhat slower growth in deposits compared to loans. Average loans were 71.4% of average deposits in 1999 compared to 69.8% in 1998.

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

A significant portion of the $121 million real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 1999, $69 million of loans, approximately 57% of the real estate mortgage portfolio, had been made for this purpose. Also, approximately 33% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

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

The following table presents commercial loans and real estate construction loans at December 31, 1999, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                          Over
                                        One Year
                            One Year    Through    Over Five
                             or Less   Five Years    Years      Total
                            ---------  ----------  ---------  ---------
Commercial                   $127,890     $27,783     $1,174   $156,847
Real Estate Construction       38,704       3,048      2,123     43,875
                             --------     -------     ------   --------

     Totals                  $166,594     $30,831     $3,297   $200,722
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

The following table presents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):

                                                           Years Ended December 31,
                                          ----------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                          ----------  ----------  ----------  ----------  ----------
Average Loans Outstanding                  $331,963    $292,060    $248,303    $201,506    $156,374
                                           ========    ========    ========    ========    ========
Analysis of Allowance for
Loan Losses:
Balance, Beginning of Year                 $  4,724    $  4,065    $  2,972    $  2,500    $  2,410
Charge-Offs:
 Commercial                                     376         128         148         424         321
 Real Estate Mortgage                             3          39         -0-           2         -0-
 Real Estate Construction                       230           6         -0-         -0-         -0-
 Loans to Individuals                           118         170          98          36          26
                                           --------    --------    --------    --------    --------
  Total Charge-Offs                             727         343         246         462         347
                                           --------    --------    --------    --------    --------
Recoveries:
 Commercial                                      93          87         379          58          74
 Real Estate Mortgage                            44         111          56          54         114
 Real Estate Construction                       -0-         -0-         -0-         -0-         -0-
 Loans to Individuals                            34          19           4           3          13
                                           --------    --------    --------    --------    --------
  Total Recoveries                              171         217         439         115         201
                                           --------    --------    --------    --------    --------
    Net Charge-Offs (Recoveries)                556         126        (193)        347         146
                                           --------    --------    --------    --------    --------
Provision Charged to Operating Expense        1,001         785         900         819         236
                                           --------    --------    --------    --------    --------
Balance, End of Year                       $  5,169    $  4,724    $  4,065    $  2,972    $  2,500
                                           ========    ========    ========    ========    ========
Ratio of Net Charge-Offs (Recoveries)
    to Average Loans Outstanding                .16%        .04%      (.08)%        .17%        .09%
                                           ========    ========    ========    ========    ========

The increase in provision for loan losses in 1999 over 1998 primarily recognizes the significant increase in loans and a higher loan charge-off rate.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                              December 31,
                                       ----------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                       ----------  ----------  ----------  ----------  ----------
Total Loans                             $355,414    $305,833    $276,069    $220,006    $178,493
Allowance for Loan Losses                  5,169       4,724       4,065       2,972       2,500
Allowance for Loan Losses
  as a Percent of Total Loans               1.45%       1.54%       1.47%       1.35%       1.40%
Allowance for Loan Losses As
  a Percent of Non-Performing Loans        211.0        94.0       193.0       270.0       252.0


The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 22 for the percent of specific types of loans to total loans:

                                                             December 31,
                          -----------------------------------------------------------------------------------
                               1999             1998             1997             1996             1995
                          ---------------  ---------------  ---------------  ---------------  ---------------
                                     %                %                %                %                %
                          Amount   Total   Amount   Total   Amount   Total   Amount   Total   Amount   Total
                          -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
Allowance For
 Loan Losses:
  Commercial               $2,686   52.0%   $2,713   57.4%   $1,729   42.5%   $1,072   36.1%   $1,249   50.0%
  Real Estate
   Mortgage                 1,050   20.3       818   17.3       699   17.2       556   18.7       524   21.0
  Real Estate
   Construction               371    7.2       452    9.6       184    4.5        81    2.7        63    2.5
  Loans to Individuals        375    7.3       372    7.9       272    6.7       165    5.6       132    5.3
  Unallocated Portion         687   13.2       369    7.8     1,181   29.1     1,098   36.9       532   21.2
                           ------  -----    ------  -----    ------  -----    ------  -----    ------  -----

     Total                 $5,169  100.0%   $4,724  100.0%   $4,065  100.0%   $2,972  100.0%   $2,500  100.0%
                           ======  =====    ======  =====    ======  =====    ======  =====    ======  =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 1999, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

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

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):


                                               December 31,
                             ------------------------------------------------
                               1999      1998      1997      1996      1995
                             --------  --------  --------  --------  --------
Non-accrual Loans             $2,450    $5,049    $2,112    $1,102    $  990
Renegotiated Loans                 3         6       -0-       -0-       -0-
Other Real Estate              1,947       281       151       166       113
                              ------    ------    ------    ------    ------

 Total Non-Performing
  Assets                      $4,400    $5,336    $2,263    $1,268    $1,103
                              ======    ======    ======    ======    ======

As a Percent of:
 Total Assets                    .78%     1.00%      .49%      .32%      .31%
 Total Loans and Other
  Real Estate                   1.23      1.74       .82       .58       .62

Loans Past Due 90 Days or
  More and Still Accruing     $  -0-    $    3    $   78    $   36    $  -0-

Non-accrual loans at December 31, 1999, were comprised of $2,254,000 in commercial loans, $66,000 in real estate mortgages and $130,000 in consumer loans. Within the non-accrual commercial loans is one loan of $1,755,000 that is performing as to payment of principal and interest, however, the borrower is experiencing financial difficulty due to their line of business. Other Real Estate is primarily two properties - a new assisted living facility that has a book value of $1,451,000 and a single family residence with a book value of $425,000. It is anticipated that the residence will be sold in the second quarter of 2000.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                   Years Ended December 31,
                               ---------------------------------
                               1999   1998   1997   1996   1995
                               -----  -----  -----  -----  -----
Gross Amount of Interest
 That Would Have Been
 Recorded at Original Rate     $ 427  $ 537  $ 272  $ 111  $ 102
Interest Included in Income       68    312    154     30     42
                               -----  -----  -----  -----  -----

 Interest Not Recorded
  in Income                    $ 359  $ 225  $ 118  $  81  $  60
                               =====  =====  =====  =====  =====

Loans of each Subsidiary Bank are graded on a system similar to that used by the banking industry regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are normally fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard", which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral. The last level of criticized loans, before they are charged off, is "Doubtful". Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                              December 31,
                             -----------------------------------------------
                               1999      1998      1997      1996     1995
                             --------  --------  --------  --------  -------
Non-Performing Loans         $ 2,453   $ 5,055    $2,112    $1,102   $  990
Criticized Loans              11,804    10,468     9,295     4,589    7,621
Allowance for Loan Losses      5,169     4,724     4,065     2,972    2,500
Allowance for Loan Losses
 as a Percent of:
  Non-Performing Loans         211.0%     94.0%    193.0%    270.0%   252.0%
  Criticized Loans              44.0      45.0      44.0      65.0     33.0

Independent third party loan reviews of the Subsidiary Banks were completed at various times in 1999. In addition, regulatory examinations were completed in late 1999. Based on the findings of these reviews and exams management considers the Subsidiary Banks to be adequately reserved.

Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

Deposits. The primary source of the Corporation's funds is the deposits of the Subsidiary Banks. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal because of market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $14.6 million, or 12.5% in 1999. These deposits represented 28.2% of total deposits. Average interest-bearing deposits increased $32.0 million, or 10.6%. The deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):

                                                        1999                    1998                  1997
                                                ---------------------  ---------------------  ---------------------
                                                 Amount    Rate Paid    Amount    Rate Paid    Amount    Rate Paid
                                                ---------  ----------  ---------  ----------  ---------  ----------
Noninterest-Bearing Demand Deposits              $131,002               $116,428               $101,813
Interest-Bearing Deposits:
 Interest-Bearing Transaction
  Accounts                                        156,054       3.23%    144,133       3.60%    128,880       3.57%
 Savings                                           85,571       4.02      68,011       4.37      50,756       4.21
 Savings Certificates                              55,169       4.61      52,261       5.03      49,203       4.95
 Certificates of Deposit of $100,000 or More       36,463       4.86      36,752       5.30      30,242       5.20
 Other Time Deposits                                  778       5.06         877       5.59         622       5.38
                                                 --------               --------               --------

      Total Interest-Bearing Deposits             334,035       3.84     302,034       4.23     259,703       4.15
                                                 --------               --------               --------

      Total Deposits                             $465,037               $418,462               $361,516
                                                 ========               ========               ========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1999, 1998 and 1997 is presented below (in thousands):

                               % of              % of              % of
Maturity              1999    Total     1998    Total     1997    Total
--------              ----    -----     ----    -----     ----    -----

3 months or less     $18,144   46.4%   $14,227   38.4%   $15,480   43.4%
3 to 6 months          7,846   20.1      7,943   21.4      6,894   19.3
6 to 12 months        11,776   30.1      8,471   22.8     11,383   31.9
Over 12 months         1,312    3.4      6,458   17.4      1,933    5.4

Borrowings. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the banks that require short-term liquidity for their funds. Information relating to these borrowings is summarized as follows:

                                                        December 31,
                                             --------------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
Securities sold under repurchase agreements:
     Average Balance                             $20,488    $15,742    $11,668
     Year-end Balance                             28,091     17,839     14,689
     Maximum month-end balance during year        30,309     19,354     15,263
     Interest Rate:
     Average                                        4.04%      4.40%      4.53%
     Year-end                                       3.38       3.83       4.55

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

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 1999 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                         Repriced
                                    Due in                                               After 1
                                      30          Due in       Due in          Total     Year or
                                    Days         31-180       181 Days        Rate       Non-Rate
                                  Or Less         Days       to One Year    Sensitive   Sensitive    Total
                                 ----------    ----------    -----------    ---------   ---------    --------
Earning Assets:
Loans                              $201,975      $ 17,972       $ 15,610      $235,557    $119,857   $355,414
Investment Securities                 7,513        25,316         12,922        45,751     110,689    156,440
Federal Funds Sold                   18,012           -0-            -0-        18,012         -0-     18,012
                                   --------      --------       --------      --------    --------   --------

   Total Earning Assets             227,500        43,288         28,532       299,320     230,546    529,866
                                   --------      --------       --------      --------    --------   --------

Interest-Bearing Liabilities:
Interest-Bearing
 Transaction Accounts
  and Savings                       253,032           -0-            -0-       253,032         -0-    253,032
 Certificates of
  Deposits > $100,000                13,415        12,575         11,777        37,767       1,311     39,078
 Other Time Deposits                 18,592        19,570         17,438        55,600       4,151     59,751
 Repurchase Agreements               32,091           -0-            -0-        32,091         -0-     32,091
                                   --------      --------       --------      --------    --------   --------

    Total Interest-
    Bearing Liabilities             317,130        32,145         29,215       378,490       5,462    383,952
                                   --------      --------       --------      --------    --------   --------

Interest Sensitivity Gap           $(89,630)     $ 11,143       $   (683)     $(79,170)   $225,084   $145,914
                                   ========      ========       ========      ========    ========   ========
Cumulative Gap                     $(89,630)     $(78,487)      $(79,170)
                                   ========      ========       ========
Cumulative Gap To
Total Earning Assets                 (16.92%)      (14.81%)       (14.94%)
Cumulative Gap To
Total Assets                         (15.87%)      (13.90%)       (14.02%)

In the preceding table under the "After 1 Year" category, $45,102,000 in investment securities will reprice or mature within one to three years and another $55,921,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.8 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by the Corporation's management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (14.02%) was reversed to a positive 8.05% "beta adjusted" gap position. Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

In addition to gap analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the December 31, 1999 simulation analysis, it is estimated that a 200 basis point rise in rates over the next 12 month period would have an impact of approximately 4.1% on net interest income for the period, while a 200 basis point decline in rates over the same period would have an impact of approximately (6.3)% on net interest income for the period. The change is relatively small, despite the liability sensitive gap position. The results are primarily from the behavior of demand, money market and savings deposits. The Corporation has found that, historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis, is not intended to be and does not provide, a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects the spreads and margins for the past three (3) years:

                                 1999   1998   1997
                                 ----   ----   ----
Yield on Earning Assets (T/E)    8.06%  8.30%  8.45%
Cost of Funds                    3.86   4.24   4.16
Net Interest Spread (T/E)        4.20   4.06   4.29
Net Interest Margin (T/E)        5.31   5.28   5.47

T/E = Tax Equivalent

Capital Resources. At December 31, 1999 shareholders' equity totaled $48.7 million, an increase of $2.5 million or 5.4% for the year. This increase reflects retained earnings, i.e., earnings net of dividends to shareholders, and the impact of the repurchase shares of common stock of the Corporation. In 1999, $3.2 million of stock was repurchased.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and a portion of the allowance for loan losses, respectively. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1997, 1998 and 1999 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8%, of which 4% must be Tier 1 capital.

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

The table below illustrates the Corporation's and its Subsidiary Banks' compliance with the regulatory guidelines as of December 31, 1999 (dollars in thousands):

                                 The         Summit      Summit
                            Consolidated    National    Community
                             Corporation      Bank     Bank, N.A.
                            ------------   ---------   ----------
Total Assets                    $564,786    $227,171     $332,140
Risk Weighted Assets             373,989     149,896      220,352

Equity Capital (Tier 1)         $ 49,894    $ 21,441     $ 25,619
Qualifying Allowance For
Loan Losses                        4,675       1,772        2,755
                                --------    --------     --------

   Total Capital                $ 54,569    $ 23,213     $ 28,374
                                ========    ========     ========

Leverage Ratio                      8.77%       9.71%        7.70%
Risk Capital Ratio:
Tier 1 Capital                     13.34%      14.30%       11.63%
Total Capital                      14.59       15.49        12.88

The Corporation had an unrealized loss on Available-for-Sale securities, net of deferred taxes, of $1,186,000 as of December 31, 1999. Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital.

As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 1999.

Also, as of December 31, 1999, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 1999, federal funds sold and investment securities maturing within 30 days represented $25,525,000 million or 4.5% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serves as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 91.7% of total deposits at December 31, 1999, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000. Also, the Corporation loan to deposit ratio averaged a somewhat conservative 71.4% for the year.

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

Forward-Looking Statements. The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

ITEM 7A.  QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Corporation's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity." The Corporation's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     Index to Financial Statements and Supplementary Data:            Page
     ----------------------------------------------------             ----

     Independent Auditor's Report                                      32

     Management's Responsibility for
      Financial Reporting                                              33

     Consolidated Balance Sheets of Summit
      Bancshares, Inc. and Subsidiaries as of
          December 31, 1999 and 1998                                   34

     Consolidated Statements of Income of
      Summit Bancshares, Inc. and
      Subsidiaries
          for the Years Ended December 31,
           1999, 1998 and 1997                                         35

     Statements of Changes in Shareholders'
      Equity of Summit Bancshares, Inc. and
          Subsidiaries for the Years Ended
           December 31, 1999, 1998 and 1997
          (Consolidated and Parent Company
           Only)                                                       36

     Consolidated Statement of Cash Flows of
      Summit Bancshares, Inc. and
      Subsidiaries
          for the Years Ended December 31,
           1999, 1998 and 1997                                         37

     Notes to Consolidated Financial
      Statements                                                      38-54

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Stovall, Grandey, & Whatley

STOVALL, GRANDEY, & WHATLEY


Fort Worth, Texas
January 20, 2000

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

        PHILIP E. NORWOOD                                JEFFREY M. HARP
      CHAIRMAN OF THE BOARD                                 PRESIDENT



                               /s/ Bob G. Scott

                                 BOB G. SCOTT
                           EXECUTIVE VICE PRESIDENT
                          AND CHIEF OPERATING OFFICER

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                  1999                  1998
                                                                ---------            ----------
ASSETS                                                                  (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                $ 19,092              $ 26,735
FEDERAL FUNDS SOLD                                                18,012                38,706
INVESTMENT SECURITIES - NOTE 2
  Securities Available-for-Sale, at fair value                   129,116               121,417
  Securities Held-to-Maturity, at cost (fair value
    of $26,739,000 and $26,959,000 at
    December 31, 1999 and 1998, respectively)                     27,324                26,595
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                355,414               305,833
    Allowance for Loan Losses                                     (5,169)               (4,724)
                                                                --------              --------
       LOANS, NET                                                350,245               301,109

PREMISES AND EQUIPMENT - NOTE 4                                    8,562                 9,082
ACCRUED INCOME RECEIVABLE                                          4,503                 3,823
OTHER REAL ESTATE - NOTE 5                                         1,947                   281
OTHER ASSETS - NOTE 10                                             5,985                 5,016
                                                                --------              --------

TOTAL ASSETS                                                    $564,786              $532,764
                                                                ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                    $128,685              $141,170
  Interest-Bearing                                               351,861               324,330
                                                                --------              --------

       TOTAL DEPOSITS                                            480,546               465,500

SHORT TERM BORROWINGS - NOTE 7                                    32,091                17,839
ACCRUED INTEREST PAYABLE                                             576                 1,037
OTHER LIABILITIES                                                  2,864                 2,153
                                                                --------              --------

       TOTAL LIABILITIES                                         516,077               486,529
                                                                --------              --------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13, 15 and 17

SHAREHOLDERS' EQUITY - NOTES 12, 14, 18 and 19
  Common Stock - $1.25 par value; 20,000,000 shares
     authorized; 6,361,247 and 6,471,827 shares issued
     and outstanding at December 31, 1999  and 1998,
     respectively                                                  7,952                 8,090
  Capital Surplus                                                  6,469                 6,329
  Retained Earnings                                               35,474                31,271
  Accumulated Other Comprehensive Income - Unrealized Gain
      (Loss) on Available-for-Sale Investment Securities,
      Net of Tax                                                  (1,186)                  560
Treasury Stock at Cost (800 shares at December 31, 1998)             -0-                   (15)
                                                                --------              --------

       TOTAL SHAREHOLDERS' EQUITY                                 48,709                46,235
                                                                --------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $564,786              $532,764
                                                                ========              ========


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    1999            1998            1997
                                                                ------------    ------------    ------------
                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                       $30,620         $28,000          $24,063
  Interest and Dividends on Investment Securities:
    Taxable                                                          8,495           6,963            6,878
    Exempt from Federal Income Taxes                                    35              50               23
  Interest on Federal Funds Sold                                     1,082           2,052            1,008
                                                                   -------         -------          -------

       TOTAL INTEREST INCOME                                        40,232          37,065           31,972
                                                                   -------         -------          -------

INTEREST EXPENSE
  Interest on Deposits - NOTE 6                                     12,837          12,786           10,773
  Interest on Short Term Borrowings                                    926             692              528
  Interest on Note Payable                                               9             -0-              -0-
                                                                   -------         -------          -------

       TOTAL INTEREST EXPENSE                                       13,772          13,478           11,301
                                                                   -------         -------          -------

       NET INTEREST INCOME                                          26,460          23,587           20,671

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                             1,001             785              900
                                                                   -------         -------          -------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                    25,459          22,802           19,771
                                                                   -------         -------          -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                               2,002           2,018            1,890
  Net Gain (Loss) on Sale of Investment Securities                      (3)             35               (1)
  Other Income                                                       1,881           1,797            1,376
                                                                   -------         -------          -------

       TOTAL NON-INTEREST INCOME                                     3,880           3,850            3,265
                                                                   -------         -------          -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                     9,226           8,576            7,524
  Occupancy Expense - Net                                            1,031             928              774
  Furniture and Equipment Expense                                    1,202           1,150              919
  Other Real Estate Owned Expense - Net                                107              (1)             (63)
  Other Expense - NOTE 9                                             3,658           3,520            3,164
                                                                   -------         -------          -------

       TOTAL NON-INTEREST EXPENSE                                   15,224          14,173           12,318
                                                                   -------         -------          -------

       INCOME BEFORE INCOME TAXES                                   14,115          12,479           10,718

APPLICABLE INCOME TAXES - NOTE 10                                    4,893           4,333            3,687
                                                                   -------         -------          -------

       NET INCOME                                                  $ 9,222         $ 8,146          $ 7,040
                                                                   =======         =======          =======

       INCOME PER SHARE - NOTE 14
                Basic                                              $  1.44         $  1.25          $  1.09
                Diluted                                               1.39            1.20             1.04


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                            Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                                                            Income  -
                                                                                         Net Unrealized
                                                                                         Gain (Loss) on                  Total
                                               Common Stock        Capital    Retained     Investment    Treasury    Shareholders'
                                            -------------------
                                            Shares       Amount    Surplus    Earnings     Securities     Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands, Except Per  Share Data)
BALANCE AT
JANUARY 1, 1997                            3,233,036     $4,041     $6,136     $24,675       $   228      $   -0-       $35,080

Stock Options Exercised                       21,790         28        115                                                  143

Two-for-One Stock Split                    3,246,506      4,058                 (4,058)                                     -0-
Cash Dividend -
 $.18 Per Share                                                                 (1,166)                                  (1,166)
Net Income for
 Year Ended 1997                                                                 7,040                                    7,040
Securities Available-
 for-Sale Adjustment                                                                              15                         15
                                                                                                                       --------

 Total Comprehensive
  Income                                                                                                                  7,055
                                           ---------     ------     ------     -------       -------      -------       -------

BALANCE AT
DECEMBER 31, 1997                          6,501,332      8,127      6,251      26,491           243          -0-        41,112

Stock Options Exercised                       72,195         90         78                                                  168
Purchases of Stock Held
 in Treasury                                                                                               (1,948)       (1,948)
Retirement of Stock
 Held in Treasury                           (101,700)      (127)                (1,806)                     1,933           -0-
Cash Dividend -
 $.24 Per Share                                                                 (1,560)                                  (1,560)
Net Income for
 Year Ended 1998                                                                 8,146                                    8,146
Securities Available-
 for-Sale Adjustment                                                                             317                        317
                                                                                                                       --------

 Total Comprehensive
  Income                                                                                                                  8,463
                                           ---------     ------     ------     -------       -------      -------       -------

BALANCE AT
DECEMBER 31, 1998                          6,471,827      8,090      6,329      31,271           560          (15)       46,235

Stock Options Exercised                       63,320         79        140                                                  219
Purchases of Stock Held
 in Treasury                                                                                               (3,169)       (3,169)
Retirement of Stock
 Held in Treasury                           (173,900)      (217)                (2,967)                     3,184           -0-
Cash Dividend -
 $.32 Per Share                                                                 (2,052)                                  (2,052)
Net Income for
 Year Ended 1999                                                                 9,222                                    9,222
Securities Available-
 for-Sale Adjustment                                                                          (1,746)                    (1,746)
                                                                                                                       --------

 Total Comprehensive
  Income                                                                                                                  7,476
                                           ---------     ------     ------     -------       -------      -------       -------

BALANCE AT
DECEMBER 31, 1999                          6,361,247     $7,952     $6,469     $35,474       $(1,186)     $   -0-       $48,709
                                           =========     ======     ======     =======       =======      =======       =======


The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Dollars in Thousands)                 YEAR ENDED DECEMBER 31,
---------------------------  ------------------------------------------------
                                    1999              1998           1997
                             -------------------  -------------  ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net Income                         $  9,222         $   8,146     $   7,040
                                    --------         ---------     ---------
 Adjustments to Reconcile
  Net Income to Net
  Cash Provided by
   Operating Activities:
   Depreciation and
    Amortization                       1,081             1,037           840
   Net Premium
    Amortization
    (Accretion) of
    Investment Securities                (39)              (31)           97
   Provision for Loan
    Losses                             1,001               785           900
   Deferred Federal Income
    Taxes (Benefit)                     (385)             (465)         (233)
   Net (Gain) Loss on Sale
    of Investment
    Securities                             3               (35)            1
   Writedown of Other Real
    Estate                               -0-               -0-             4
   Net Gain from Sale of
    Other Real Estate                    (36)               (2)          (21)
   Net (Gain) Loss on Sale
    of Premises and
    Equipment                           (105)               (3)           12
    Increase in Accrued Income
     and Other Assets                    (33)             (523)       (2,330)
   Increase in Accrued
   Expenses and Other
   Liabilities                           250               921           333
                                    --------         ---------     ---------

    TOTAL ADJUSTMENTS                  1,737             1,684          (397)
                                    --------         ---------     ---------

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES             10,959             9,830         6,643
                                    --------         ---------     ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Net (Increase) Decrease
  in Federal Funds Sold               20,694            (2,946)      (15,410)
 Proceeds from Matured and
  Prepaid Investment
  Securities
  . Held-to-Maturity                   4,280            21,627        21,486
  . Available-for-Sale                63,531            63,334        14,906
 Proceeds from Sales of
  Investment Securities               71,214            11,992         4,506
 Purchase of Investment
  Securities
  . Held-to-Maturity                  (6,037)          (20,644)      (12,884)
  . Available-for-Sale              (144,026)         (118,148)      (16,702)
 Loans Originated and
  Principal Repayments, Net          (52,828)          (30,482)      (56,363)
 Recoveries of Loans
  Previously Charged-off                 171               217           439
 Proceeds from Sale of
  Premises and Equipment                 567                 6             1
 Proceeds from Sale of
  Other Real Estate                      559                82            32
 Purchases of Premises and
  Equipment                           (1,023)           (2,206)      ( 1,664)
                                    --------         ---------     ---------

    NET CASH USED BY
     INVESTING ACTIVITIES            (42,898)          (77,168)      (61,653)
                                    --------         ---------     ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES
 Net Increase in Demand
  Deposits, Savings
  Accounts and Interest
   Bearing Transaction
   Accounts                            7,488            60,585        41,081
 Net Increase in
  Certificates of Deposit              7,558             3,191        15,620
 Net Increase in Short
  Term Borrowings                     14,252             3,150         1,480
 Payments of Cash Dividends           (2,052)           (1,560)       (1,166)
 Proceeds from Stock
  Options Exercised                      219               168           143
 Purchase of Treasury Stock           (3,169)           (1,948)          -0-
                                    --------         ---------     ---------

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES             24,296            63,586        57,158
                                    --------         ---------     ---------
                                      (7,643)           (3,752)        2,148

CASH AND DUE FROM BANKS -
 BEGINNING OF YEAR                    26,735            30,487        28,339
                                    --------         ---------     ---------

CASH AND DUE FROM BANKS -
 END OF YEAR                        $ 19,092         $  26,735     $  30,487
                                    ========         =========     =========


SUPPLEMENTAL SCHEDULE OF
 OPERATING AND INVESTING
 ACTIVITIES
 Interest Paid                      $ 14,232         $  13,120     $  11,260
 Income Taxes Paid                     5,198             4,815         3,876
 Other Real Estate
  Acquired in Settlement
  of Loans                             2,188               210           -0-


The accompanying notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-Summary of Significant Accounting and Reporting Policies

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

Cash and Due From Banks
-----------------------
The Subsidiary Banks are required to maintain certain restricted balances at the Federal Reserve Bank based on their level of deposits. During 1999 the average cash balance maintained at the Federal Reserve Bank was approximately $1,000,000. Compensating balances held at correspondent banks to minimize service charges averaged approximately $18,004,000 in 1999.

Investment Securities
---------------------
The Corporation has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities " ("SFAS 115"). At the date of purchase, the Corporation is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's credit worthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In 1999 and 1998 the Corporation held no securities that would have been classified as trading securities.

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

Reclassification
----------------
Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

NOTE 2-Investment Securities

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                            December 31, 1999
                                                     -------------------------------------------------------------
                                                                          Gross         Gross
                                                      Amortized         Unrealized    Unrealized     Fair
                                                        Cost              Gains        Losse         Value
                                                      ---------         --------     -------      ---------
Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                             $  8,995          $  17        $  (2)       $  9,010
 U.S. Government Agencies
   and Corporations                                     18,043            -0-         (600)         17,443
Obligations of States and Political Subdivisions           286            -0-          -0-             286
                                                       -------           ----       ------         -------
     Total Held-to-Maturity Securities                  27,324             17         (602)         26,739
                                                       -------           ----       ------        --------
Investment Securities - Available-for-Sale
 U.S. Treasury Securities                               19,010             33          (64)         18,979
 U.S. Government Agencies
   and Corporations                                     97,107             68       (1,683)         95,492
 U.S. Government Agency
   Mortgage Backed Securities                           13,231             35         (187)         13,079
 Obligations of States and Political Subdivisions          350              1          -0-             351
 Federal Reserve Bank and Federal
   Home Loan Bank Stock                                  1,215            -0-          -0-           1,215
                                                       -------           ----      -------        --------
    Total Available-for-Sale Securities                130,913            137       (1,934)        129,116
                                                       -------           ----      -------        --------
     Total Investment Securities                     $ 158,237           $154      $(2,536)       $155,855
                                                      ========           ====      =======        ========

In the above schedule, the amortized cost of Total Held-to-Maturity Securities of $27,324,000 and the estimated fair value of Total Available-for-Sale Securities of $129,116,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1999 for a total of $156,440,000. A net unrealized loss of $1,797,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.



                                                                    December 31, 1998
                                                      ---------------------------------------------
                                                                    Gross       Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
 Investment Securities - Held-to-Maturity
 U.S. Treasury Securities                               $ 11,990      $  306       $ -0-    $ 12,296
 U.S. Government Agencies
   and Corporations                                       14,031          60          (7)     14,084
Obligations of States and Political Subdivisions             574           5         -0-         579
                                                        --------      ------       -----    --------

    Total Held-to-Maturity Securities                     26,595         371          (7)     26,959
                                                        --------      ------       -----    --------

Investment Securities - Available-for-Sale
 U.S. Treasury Securities                                 29,039         643         -0-      29,682
 U.S. Government Agencies
   and Corporations                                       73,517         330         (87)     73,760
 U.S. Government Agency
  Mortgage Backed Securities                              16,485          15         (60)     16,440
   Obligations of States and Political Subdivisions          455           8         -0-         463
Federal Reserve Bank and Federal
  Home Loan Bank Stock                                     1,072         -0-         -0-       1,072
                                                        --------      ------       -----    --------

    Total Available-for-Sale Securities                  120,568         996        (147)    121,417
                                                        --------      ------       -----    --------

     Total Investment Securities                        $147,163      $1,367       $(154)   $148,376
                                                        ========      ======       =====    ========

In the previous schedule, the amortized cost of Total Held-to-Maturity Securities of $26,595,000 and the estimated fair value of Total Available-for-Sale Securities of $121,417,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1998 for a total of $148,012,000. A net unrealized gain of $849,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 1999, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                           December 31, 1999
                           ---------------------------------------------------
                            Held-to-Maturity           Available-for-Sale
                           -----------------        --------------------------
                           Amortized     Fair        Amortized         Fair
                             Cost       Value           Cost           Value
                           ---------   -------       ---------       ---------
Due in One Year or Less    $  5,281    $ 5,287       $  26,011       $  26,014
Due after One Year
  through Five Years         19,013     18,609          83,403          81,982
Due after Five Years
  through Ten Years           3,030      2,843          11,414          11,008
Due after Ten Years            -0-         -0-          10,085          10,112
                           --------    -------       ---------       ---------

Total                      $ 27,324    $26,739       $ 130,913       $ 129,116
                           ========    =======       =========       =========

Included in the investment securities is $13,231,000 and $15,745,000 at December 31, 1999 and December 31, 1998, respectively, of mortgage-backed securities having stated maturities after five years. The estimated maturities on these securities are between two and twelve years as of December 31, 1999, based on estimated prepayments of the underlying mortgages.

Investment securities with carrying values of $63,826,000 and $44,567,000 at December 31, 1999 and 1998, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $63,375,000 and $44,849,000 at December 31, 1999 and 1998, respectively.

Proceeds from sales of investment securities were $71,214,000 during 1999, $11,992,000 during 1998 and $4,506,000 during 1997. In 1999, gross losses from sale of securities of $5,000 were realized but were partially offset by gross gains of $2,000. In 1998, gross gains from sale of securities of $35,000 were realized. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation or subsidiaries do not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1999 and 1998, respectively.

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

NOTE 3-Loans and Allowance For Loan Losses

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                      December 31,
                                --------------------
                                   1999        1998
                                ----------  --------
Commercial                      $156,847    $133,066
Real Estate Mortgage             120,596     100,421
Real Estate Construction          43,875      40,456
Loans to Individuals              34,261      32,388
Less:  Unearned Discount            (165)       (498)
                                --------    --------
                                 355,414     305,833
Allowance for Loan Losses         (5,169)     (4,724)
                                --------    --------

              Loans, Net        $350,245    $301,109
                                ========    ========

At December 31, 1999 and 1998 the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,403,000 and $4,596,000, respectively. These loans were on non-accrual status. The related allowance for loan losses for these loans was $837,000 and 1,052,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $3,083,000. For 1999 the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $2,453,000, $5,055,000, and $2,112,000 at December 31, 1999, 1998
and 1997 respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $427,000 for 1999, $537,000 for 1998 and $272,000 for 1997. Interest income on those loans included in net income was $68,000 for 1999, $312,000 for 1998 and $154,000 for 1997.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                       Year Ended December 31,
                                    ----------------------------
                                      1999      1998      1997
                                    --------  --------  --------
Balance, Beginning of Year           $4,724    $4,065    $2,972
Provision, Charged to Income          1,001       785       900
Loans Charged Off                      (727)     (343)     (246)
Recoveries of Loans Previously
 Charged Off                            171       217       439
                                     ------    ------    ------

    Net Charge-Offs/(Recoveries)        556       126      (193)
                                     ------    ------    ------

Balance, End of Year                 $5,169    $4,724    $4,065
                                     ======    ======    ======

NOTE 4 - Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated depreciation and amortization is as follows (in thousands):



                                                              December 31,
                                             --------------------------------------------
                                                  1999           1998            1997
                                             -------------  --------------  -------------

Land                                                $ 2,320      $ 2,783        $ 1,446
Buildings and Improvements                            7,715        7,537          7,532
Furniture and Equipment                               8,003        7,234          6,661
                                                    -------      -------        -------
    Total Cost                                       18,038       17,554         15,639

Less:  Accumulated Depreciation and Amortization      9,476        8,472          7,723
                                                    -------      -------        -------

    Net Book Value                                  $ 8,562      $ 9,082        $ 7,916
                                                    =======      =======        =======

Depreciation and amortization charged to expense amounted to $1,081,000, $1,037,000 and $840,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999, the Corporation and subsidiaries had certain noncancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

    2000                      $526
    2001                       527
    2002                       527
    2003                       536
    2004                       546
    Thereafter               3,564

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                                   Year Ended December 31,
                                   ------------------------
                                     1999     1998    1997
                                   --------  ------  ------

Total Rental Income                  $ 390    $ 359   $ 365
Less: Rental Expense                   413      350     272
                                     -----    -----   -----

    Net Rental Income (Expense)      $ (23)   $   9   $  93
                                     =====    =====   =====

NOTE 5 - Other Real Estate

The carrying value of other real estate was as follows (in thousands):

                                         December 31,
                                   ------------------------
                                     1999     1998    1997
                                   --------  ------  ------

Other Real Estate                   $1,947    $ 281  $ 185
Valuation Reserve                      -0-      -0-    (34)
                                    ------    -----  -----

Net Other Real Estate               $1,947    $ 281  $ 151
                                    ======    =====  =====

Direct writedowns of other real estate charged to income were: 1999 - $-0-, 1998 -$-0-, and 1997 - $4,000.

NOTE 6 - Deposits and Related Expense

At December 31, 1999, 1998 and 1997, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):


                                           Deposits               Interest Expense
                                -------------------------------  ------------------
                                  1999       1998       1997       1999      1998      1997
                                ---------  ---------  ---------  --------  --------  --------

Noninterest-Bearing
 Demand Deposits                 $128,685   $141,170   $126,398

Interest-Bearing Deposits:
 Interest-Bearing
   Transaction Accounts           154,304    151,557    133,139   $ 5,043   $ 5,186   $ 4,599
 Savings                           98,728     81,503     54,107     3,440     2,972     2,135
 Savings Certificates - Time       58,973     53,394     51,685     2,543     2,631     2,434
 Certificates of Deposit
   $100,000 or More                39,078     37,099     35,690     1,772     1,948     1,572
 Other                                778        777        705        39        49        33
                                 --------   --------   --------   -------   -------   -------

 Total                            351,861    324,330    275,326   $12,837   $12,786   $10,773
                                 --------   --------   --------   =======   =======   =======

Total Deposits                   $480,546   $465,500   $401,724
                                 ========   ========   ========

The Corporation has no brokered deposits and there are no major concentrations of deposits.


NOTE 7 - Short Term Borrowings

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (dollars in thousands):


                                                         December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------

Securities Sold Under Repurchase Agreements:
 Average Balance                                 $20,488    $15,742    $11,668
 Year-end Balance                                 28,091     17,839     14,689
 Maximum Month-End Balance During Year            30,309     19,354     15,263
Interest Rate:
 Average                                            4.04%      4.40%      4.53%
 Period-End                                         3.38       3.83       4.55


The Corporation, through one of its subsidiaries, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At December 31, 1999, the subsidiary had borrowed $4,000,000, bearing an interest rate of 5.43% and having a maturity of April 2000 under the line of credit.


NOTE 8 - Notes Payable

The note payable at the Parent Company is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements. The note balance at December 31, 1999 and 1998, was $650,000 and $762,000, respectively. This note matures December 15, 2004 and is secured by banking premises. The interest rate at December 31, 1999 was 8.50% and is fixed annually on the note's anniversary date.

The fair value of the note payable is it's carrying value since the note is a variable rate loan and the note is adjusted annually in December of each year at prime rate.

On July 15, 1999, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 2000, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There were no borrowings outstanding on these lines of credit at December 31, 1999.

NOTE 9 - Other Non-Interest Expense

The significant components of other non-interest expense are presented below (in thousands):

                                                                                           Year Ended December 31,
                                                                                       -------------------------------
                                                                                           1999       1998      1997
                                                                                       ----------  ---------  --------

Business Development                                                                      $  602    $  611    $  588
Legal and Professional Fees                                                                  619       511       496
Printing and Supplies                                                                        379       387       373
Regulatory Fees and Assessments                                                              183       169       160
Other                                                                                      1,875     1,842     1,547
                                                                                          ------    ------    ------

Total                                                                                     $3,658    $3,520    $3,164
                                                                                          ======    ======    ======

NOTE 10 - Income Taxes

The consolidated provision for income taxes consists of the following (in thousands):


                                                                                          Year Ended December 31,
                                                                                       -------------------------------
                                                                                           1999       1998      1997
                                                                                       ----------  ---------  --------
Federal Income Tax Expense
 Current                                                                                  $5,278    $4,798    $3,911
 Deferred                                                                                   (385)     (465)     (233)
                                                                                          ------    ------    ------

  Total Federal Income Tax Expense                                                        $4,893    $4,333    $3,678
                                                                                          ======    ======    ======

   Effective Tax Rates                                                                      34.7%     34.7%     34.3%
                                                                                          ======    ======    ======

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                                            Year Ended December 31,
                                                                                          ----------------------------
                                                                                            1999      1998      1997
                                                                                          --------  --------  --------

Federal Income Taxes at Statutory Rate of 34%                                             $4,847    $4,278    $3,644
Effect of Tax Exempt Interest Income                                                         (12)      (19)      (12)
Nondeductible Expenses                                                                        64        58        47
Other                                                                                         (6)       16        (1)
                                                                                          ------    ------    ------

 Income Taxes Per Income Statement                                                        $4,893    $4,333    $3,678
                                                                                          ======    ======    ======


Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                       December 31,
                                      ---------------
                                        1999    1998
                                      --------  -----

Current Tax Asset (Liability)          $  (70)  $  10
Deferred Tax Asset                      2,257     973
                                       ------   -----

    Total Included in Other Assets     $2,187   $ 983
                                       ======   =====

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):


                                                       Year Ended December 31,
                                                       ------------------------
                                                        1999     1998     1997
                                                       -------  -------  ------

Federal Deferred Tax Assets:
 Allowance for Loan Losses                              $1,357   $1,107  $  831
 Valuation Reserves - Other Real Estate                    -0-        1      36
 Interest on Non-accrual Loans                             189      199      66
 Deferred Compensation                                     458      414     359
 Unrealized Losses on Available-for-Sale Securities        611      -0-     -0-
 Other                                                      19       18      43
                                                        ------   ------  ------


 Gross Federal Deferred Tax Assets                       2,634    1,739   1,335
                                                        ------   ------  ------

Federal Deferred Tax Liabilities:
 Depreciation and Amortization                             321      301     228
 Accretion                                                  56       78     165
 Unrealized Gains on Available-for-Sale Securities         -0-      289     125
 Other                                                     -0-       98     145
                                                        ------   ------  ------

 Gross Federal Deferred Tax Liabilities                    377      766     663
                                                        ------   ------  ------

 Net Deferred Tax Asset                                 $2,257   $  973  $  672
                                                        ======   ======  ======


NOTE 11 - Related Party Transactions

During 1999 and 1998 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.
A summary of these transactions follows (in thousands):

                                         Balance at                Net
                                         Beginning      Net      Amounts    Balance at
                                          of Year    Additions  Collected   End of Year
                                         ----------  ---------  ----------  -----------

For the Year ended December 31, 1999:
24 Directors and Officers                    $2,848     $2,545    $(1,905)       $3,488

For the Year ended December 31, 1998:
22 Directors and Officers                    $3,443     $1,494    $(2,089)       $2,848


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

The following is a summary of transactions (adjusted for stock splits) for the years presented:


                                                         Year Ended December 31,
                                     ---------------------------------------------------------------
                                           1999                 1998                   1997
                                     -------------------  -------------------  ---------------------
                                               Wtd. Avg.            Wtd. Avg.              Wtd. Avg.
                                      Shares   Ex. Price   Shares   Ex. Price    Shares    Ex. Price
                                     --------  ---------  --------  ---------  ----------  ---------

Outstanding, Beginning of Year       461,717      $ 7.24  543,112      $ 6.77    464,100      $ 4.57
Granted                               49,500       17.97    3,000       19.25    118,752       14.58
Exercised                            (63,320)       3.47  (78,995)       3.76    (35,260)       4.04
Canceled                              (2,400)      12.00   (5,400)      17.54     (4,480)       6.62
                                     -------              -------               --------
Outstanding, End of Year             445,497      $ 8.95  461,717      $ 7.24    543,112      $ 6.77
                                     =======              =======               ========

Exercisable at End of Year           348,635      $ 7.13  354,825      $ 5.66    375,510      $ 4.60

Weighted Average Fair Value of
  Options Granted During the Year                 $17.97               $19.25     $14.58

The options outstanding at December 31, 1999, have exercise prices between $3.00 and $19.25 with a weighted average exercise price of $8.95 and a weighted average remaining contractual life of 5.78 years. At December 31, 1999, there remained 484,800 shares reserved for future grants of options under the 1997 Plan. Stock options have been adjusted retroactively for the effects of stock splits.

The Corporation accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 1999 and 1998. The fair value of the options granted in 1999 and 1998 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.28% and 5.48% respectively; expected dividend yield of 2.0% and 2.0%, respectively; expected volatility of 29.1% and 29.7%, respectively; and expected life of 5.8 years.


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

The amounts of financial instruments with off-balance sheet risk are as follows (in thousands):


                                                                       December 31,  December 31,
                                                                           1999          1998
                                                                         Contract      Contract
                                                                          Amount        Amount
                                                                       ------------  ------------

Financial Instruments Whose Contract Amounts Represent Credit Risk:
    Loan commitments including unfunded lines of credit                    $112,728      $106,806
    Standby letters of credit                                                 2,545         2,155


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

The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property.

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

                                          Year Ended December 31,
                                     ----------------------------------
                                        1999        1998        1997
                                     ----------  ----------  ----------

Net income                           $    9,222  $    8,146  $    7,040
                                     ==========  ==========  ==========
Weighted average number of common
 shares used in Basic EPS             6,410,762   6,496,595   6,478,795
Effect of dilutive stock options        244,787     316,702     321,081
                                     ----------  ----------  ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS            6,655,549   6,813,297   6,799,876
                                     ==========  ==========  ==========


The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method.


NOTE 15 - Employee Benefit Plans

Pension Plan
------------
The Corporation had a defined benefit pension plan covering substantially all of its employees. The benefits were based on years of service and the employee's compensation history. The employee's compensation used in the benefit calculation were the highest average for any five consecutive years of employment within the employee's last ten years of employment.

Effective August 31, 1998, the accrual of benefits under this plan were suspended. In February 1999, the Board of Directors chose to terminate the plan effective April 15, 1999. The assets held in trust were distributed to the plan participants in mid-1999 under terms of the plan.

During 1999 and 1998 the Corporation expensed $321,000 and $545,000 in support of the plan, respectively.


401(k) Plan
-----------
The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2000, the Corporation will make matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation.


Management Security Plan
------------------------
In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits. The expense charged to operations in 1999, 1998, and 1997 for such future obligations was $223,000, $237,000, and $276,000, respectively.


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


NOTE 16 - Dividends From Subsidiaries

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 2000 the Subsidiary Banks can legally initiate dividend payments of $11,191,000 plus an additional amount equal to their net profits, as defined, for 2000 to the date of any such dividend payment. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized.

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


NOTE 19 - Stock Repurchase Plan

On April 21, 1999, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 322,232 shares of the Corporation's common stock over the following twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. In 1999, 173,100 shares were purchased on the open market.

Under similar programs approved by the Board in the years 1994 through 1998, 291,180 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995 and 1997.


NOTE 20 - Regulatory Capital Compliance

The Corporation and Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect
on the Corporation's consolidated financial statement.   Capital is separated
into two categories, Tier 1 and Tier 2, which combine for Total Capital. At December 1999 and 1998, the Corporation's and Subsidiary Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loans losses subject to certain limitations. The guidelines require Total Capital of 8% of risk-weighted assets, of which 4% must be Tier I capital.

In conjunction with risk-based capital guidelines, the regulators have issued capital leverage guidelines. The leverage ratio consists of Tier 1 capital as a percent of total assets. The minimum leverage ratio for all financial institutions is 3%, with a higher minimum ratio dependent upon the condition of the individual financial institution. The 3% minimum was established to make certain that all financial institutions have a minimum capital level to support their assets, regardless of risk profile.

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as "well capitalized." A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and Subsidiary Banks currently exceed all minimum capital requirements and are considered to be "well capitalized", the highest rating, by the regulatory authorities. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 1999.

The Corporation's regulatory capital position was as follows:


                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                                 Actual              Adequacy Purposes         Action Provisions
                                            ----------------         -------------------       -----------------
                                             Amount   Ratio         Amount        Ratio        Amount      Ratio
                                             ------   -----         ------        -----        ------      -----

CONSOLIDATED:
As of December 31, 1999
Total Capital (to Risk Weighted Assets)      $54,569    14.59%       $29,919         8.0%
Tier I Capital (to Risk Weighted Assets)      49,894    13.34         14,960         4.0
Tier I Capital (to Average Assets)            49,894     8.77         17,068         3.0

As of December 31, 1998
Total Capital (to Risk Weighted Assets)      $49,825    15.06%       $26,467         8.0%
Tier I Capital (to Risk Weighted Assets)      45,690    13.81         13,233         4.0
Tier I Capital (to Average Assets)            45,690     8.90         15,393         3.0

SUMMIT NATIONAL BANK:
As of December 31, 1999
Total Capital (to Risk Weighted Assets)      $23,213    15.49%       $11,992         8.0%        $14,986   10.0%
Tier I Capital (to Risk Weighted Assets)      21,441    14.30          5,996         4.0           8,994    6.0
Tier I Capital (to Average Assets)            21,441     9.71          6,626         3.0          11,044    5.0

As of December 31, 1998
Total Capital (to Risk Weighted Assets)      $21,084    16.30%       $10,346         8.0%        $12,932   10.0%
Tier I Capital (to Risk Weighted Assets)      19,467    15.05          5,173         4.0           7,759    6.0
Tier I Capital (to Average Assets)            19,467     9.19          6,356         3.0          10,593    5.0

SUMMIT COMMUNITY BANK, N.A.:
As of December 31, 1999
Total Capital (to Risk Weighted Assets)      $28,374    12.88%       $17,628         8.0%        $22,035   10.0%
Tier I Capital (to Risk Weighted Assets)      25,619    11.63          8,814         4.0          13,221    6.0
Tier I Capital (to Average Assets)            25,619     7.70          9,980         3.0          16,633    5.0

As of December 31, 1998
Total Capital (to Risk Weighted Assets)      $25,281    12.78%       $15,820         8.0%        $19,775   10.0%
Tier I Capital (to Risk Weighted Assets)      22,809    11.53          7,910         4.0          11,865    6.0
Tier I Capital (to Average Assets)            22,809     7.66          8,932         3.0          14,886    5.0

NOTE 21 - Subsequent Events

On January 18, 2000 the Board of Directors of the Corporation approved a quarterly dividend of $.10 per share to be paid on February 15, 2000 to shareholders of record on February 1, 2000.


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

Reportable segments are based on products and services, geography, legal structure, management structure and any other means in which management disaggregates a company. Based on the "management approach" model, the Corporation has determined that its business is comprised of a single operating segment and that SFAS No. 131 therefore has no impact on its consolidated financial statements.


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

 Short-term borrowings: The carrying value of borrowings under repurchase
 ----------------------
 agreements approximate their fair values. Fair values for fixed rate FHLB Borrowings are estimated using a discounted cash flow calculation.

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                   Year Ended December 31,
                                     --------------------------------------------------------
                                              1999                              1998
                                     ---------------------            -----------------------
                                     Carrying         Fair            Carrying           Fair
                                      Amount         Value             Amount           Value
                                     --------     --------            --------       --------
Financial Assets
 Cash and due from banks             $ 19,092     $ 19,092            $ 26,735       $ 26,735
 Federal funds sold                    18,012       18,012              38,706         38,706
 Securities                           156,440      155,855             148,012        148,376
 Loans                                355,414      353,451             305,833        306,790

Financial Liabilities
 Deposits                             480,546      480,643             465,500        465,858
 Short Term Borrowings                 32,091       32,108              17,839         17,845

Off-balance Sheet Financial
 Instruments
 Loan commitments                                  112,728                            106,806
 Letters of credit                                   2,545                              2,155

NOTE 24 - Comprehensive Income

The Corporation has adopted Statement of Financial Accounting Standards Board No. 130, "Reporting Comprehensive Income". The statement requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                    Year Ended  December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  -------    -------  -------
    Net Income                                    $ 9,222     $8,146   $7,040
    Other Comprehensive Income:
      Unrealized Gain (Loss) on
     Available-for-Sale Securities, Net of Tax     (1,746)       317       15
                                                  -------     ------   ------

           Comprehensive Income                   $ 7,476     $8,463   $7,055
                                                  =======     ======   ======

NOTE 25 - Condensed Parent Company Financial Statements


BALANCE SHEETS
                                                        December 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
ASSETS                                                 (In Thousands)
CASH IN SUBSIDIARY BANKS
  Demand                                           $    79        $   100
  Time                                                 301            833
INVESTMENTS IN SUBSIDIARIES
  Bank Subsidiaries                                 45,953         42,877
  Non-Bank Subsidiary                                  321            371
NOTE RECEIVABLE FROM SUBSIDIARY                        587            495
PREMISES AND EQUIPMENT - NET                         1,526          1,654
OTHER ASSETS                                         2,045          1,996
                                                   -------        -------

     TOTAL ASSETS                                  $50,812        $48,326
                                                   =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Note Payable to Subsidiary                       $   650        $   762
  Other Liabilities                                  1,453          1,329

SHAREHOLDERS' EQUITY                                48,709         46,235
                                                   -------        -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $50,812        $48,326
                                                   =======        =======

STATEMENTS OF INCOME                                     Year Ended December 31,
                                                     ----------------------------------
                                                      1999           1998        1997
                                                     ------         -------    -------
                                                                (In Thousands)
INCOME
  Dividends from Subsidiaries                        $5,000         $ 3,200    $ 3,000
  Interest                                               52              76         33
  Other Income                                          206             188        322
                                                     ------         -------    -------

     TOTAL INCOME                                     5,258           3,464      3,355
                                                     ------         -------    -------
EXPENSES
  Interest                                               64              70         76
  Salaries and Employee Benefits                        760             752        845
  Occupancy and Furniture-Net                           (18)             (6)       (44)
  Other Expense                                         277             347        262
                                                     ------         -------    -------

     TOTAL EXPENSE                                    1,083           1,163      1,139
                                                     ------         -------    -------

     INCOME BEFORE INCOME TAX BENEFIT AND
     EQUITY IN UNDISTRIBUTED EARNINGS
     OF SUBSIDIARIES                                  4,175           2,301      2,216

INCOME TAX BENEFIT                                      275             291        262
                                                     ------         -------    -------

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
     EARNINGS OF SUBSIDIARIES                         4,450           2,592      2,478

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES      4,772           5,554      4,562
                                                     ------         -------    -------

     NET INCOME                                      $9,222         $ 8,146    $ 7,040
                                                     ======         =======    =======

STATEMENTS OF CASH FLOWS
                                                           Year Ended December 31,
                                                      ------------------------------------
                                                        1999           1998         1997
                                                      -------         -------      -------
                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $ 9,222         $ 8,146      $ 7,040
  Adjustments to Reconcile Net
   Income to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization                      132             137          134
       Deferred Federal Income Taxes (Benefit)            (11)            (81)         (71)
       Undistributed Earnings of Subsidiaries          (4,772)         (5,554)      (4,562)
       Increase in Other Assets                           (21)           (188)        (167)
       Increase (Decrease) in Other Liabilities           108             107           (8)
                                                      -------         -------      -------

          NET CASH PROVIDED BY OPERATING ACTIVITIES     4,658           2,567        2,366

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Funding to Non-Bank Subsidiary                      (92)           (105)        (440)
  Purchases of Premises and Equipment                      (5)            (13)         (46)
                                                      -------         -------      -------

          NET CASH USED BY INVESTING ACTIVITIES           (97)           (118)        (486)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Notes Payable                    (112)            (97)         (92)
  Payments of Cash Dividends                           (2,052)         (1,560)      (1,166)
  Receipts from Stock Options Exercised                   219             168          143
  Purchase of Treasury Stock                           (3,169)         (1,948)         -0-
                                                      -------         -------      -------

          NET CASH USED BY FINANCING ACTIVITIES        (5,114)         (3,437)      (1,115)
                                                      -------         -------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (553)           (988)         765

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                       933           1,921        1,156
                                                      -------         -------      -------

CASH AND CASH EQUIVALENTS - END OF YEAR               $   380         $   933      $ 1,921
                                                      =======         =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1999.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 2 through 9 of the Corporation's Proxy Statement dated March 15, 2000, relating to the 2000 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 10 through 12 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on page 12 of Part I of this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 13 through 20 of the Corporation's Proxy Statement dated, March 15, 2000 relating to the 2000 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 10 through 12 of the Corporation's Proxy Statement dated March 15, 2000, relating to the 2000 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 10 through 12 of the Corporation's Proxy Statement dated March 15, 2000, relating to the 2000 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 22 of the Corporation's Proxy Statement dated March 15, 2000, relating to the 2000 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements. The following financial statements are included
          --------------------
          in Part II, Item 8:

          Independent Auditor's Report

          Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998

          Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1999, 1998 and 1997

          Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1999, 1998 and 1997 (Consolidated and Parent Company Only)

          Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 1999, 1998 and 1997

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

     (3)  Exhibits.  The following exhibits are filed as a part of this report:
          --------

          3(a) Restated Articles of Incorporation of the Corporation as of July 21, 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

          3(b) Amended and Restated Bylaws of the Corporation dated April 21, 1998 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

          4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

          10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

          10(b) Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

          10(c) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

          10(d) Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(I) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          10(e) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

          10(f) Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          10(g) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

          10(h) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

          10(i) Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to
                 Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

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

          10(q) Second Amendment dated July 8, 1998 to Lease Agreement dated February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant.*

          10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank.*

          10(s) Third Amendment dated October 22, 1999 to Lease Agreeement dated February 13, 1992 by and between EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit Bancshares, Inc., as tenant.**

          10(t) Fourth Amendment dated July 15, 1999, between the Corporation and the Frost National Bank.**

          21     Subsidiaries of the Corporation.

          23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

          27     Financial Data Schedule.


(b)       Reports on Form 8-K.
          -------------------

          The Corporation did not file during the last quarter covered by this report any reports on Form 8-K.

_____________________
* A copy of this Exhibit is available to any shareholders, at the actual cost of reproduction upon written request to the Corporation.

**   File herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUMMIT BANCSHARES, INC.



DATE:   March 20, 2000                       By:  /s/ Philip E. Norwood
                                                  ------------------------------
                                                  Philip E. Norwood, Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 20th day of March, 2000.


         SIGNATURE                               TITLE
         ---------                               -----


 /s/ Philip E. Norwood                  Chairman and Director
---------------------------
Philip E. Norwood                       (Principal Executive Officer)


 /s/ Bob G. Scott                       Chief Operating Officer, Executive Vice
---------------------------
Bob G. Scott                            President, Secretary and Treasurer
                                        (principal financial officer and
                                        principal accounting officer)

 /s/ Jeffrey M. Harp                    President and Director
---------------------------
Jeffrey M. Harp


 /s/ D. Jerrell Farr                    Director
---------------------------
D. Jerrell Farr


 /s/ Elliott S. Garsek                  Director
---------------------------
Elliott S. Garsek


 /s/ Ronald J. Goldman                  Director
---------------------------
Ronald J. Goldman


 /s/ F. S. Gunn                         Director
---------------------------
F.S. Gunn


 /s/ Robert L. Herchert                 Director
---------------------------
Robert L. Herchert


 /s/ William W. Meadows                 Director
---------------------------
William W. Meadows

 /s/ James L. Murray                    Director
---------------------------
James L. Murray


 /s/ Byron B. Searcy                    Director
---------------------------
Byron B. Searcy

                                 EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------


          3(a) Restated Articles of Incorporation of the Corporation as of July 21, 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

          3(b) Amended and Restated Bylaws of the Corporation dated April 21, 1998 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

          4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

          10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1985).*

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

          10(p) Lease Agreement dated November 6, 1997 between Summit Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord.*

          10(q)  Second Amendment dated July 8, 1998 to Lease
                 Agreeement dated February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit
                 Bancshares, Inc., as tenant.*

          10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank.*

          10(s) Third Amendment dated October 22, 1999 to Lease Agreeement dated February 13, 1992 by and between EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit Bancshares, Inc., as tenant.**

          10(t) Fourth Amendment dated July 15, 1999, between the Corporation and the Frost National Bank.**

          21     Subsidiaries of the Corporation.

          23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.

          27     Financial Data Schedule.