Form 10-Q
period 2000-03-21
SUMMIT BANCSHARES INC /TX/
filed 2000-05-03
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000; or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from ____________ to _____________.


                        Commission File Number 0-11986

                            SUMMIT BANCSHARES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Texas                                         75-1694807
 ------------------------                  ------------------------------------
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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 2000 was 6,431,285 shares.

                            SUMMIT BANCSHARES, INC.


                                     INDEX

PART I - FINANCIAL INFORMATION                                                    Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2000 and
         1999 and at December 31, 1999                                                 4

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2000 and 1999 and for the Year Ended
         December 31, 1999                                                             5

         Consolidated Statements of Changes in Shareholders' Equity
         for the Three Months Ended March 31, 2000 and 1999 and
         for the Year Ended December 31, 1999                                          6

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999 and for the Year Ended
         December 31, 1999                                                             7

         Notes to Consolidated Financial Statements for the Three
         Months Ended March 31, 2000 and 1999 and for the Year
         Ended December 31, 1999                                                    8-19

The March 31, 2000 and 1999 and the December 31, 1999 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the Three Months Ended
         March 31, 2000 and 1999                                                   21-26

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

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)                    (Unaudited)
                                                                                 March 31,                    December 31,
                                                                  ------------------------------------
                                                                       2000                   1999               1999
                                                                  ----------------       -------------        -----------
ASSETS                                                                                   (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                  $   26,506             $    23,371          $   19,092
FEDERAL FUNDS SOLD                                                    25,820                  16,800              18,012
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                        119,272                 117,953             129,116
 Securities Held-to-Maturity, at cost (fair value of
   $25,345,000, $30,424,000 and $26,739,000
   March 31, 2000 and 1999 and December 31, 1999,
   respectively)                                                      26,032                  30,344              27,324
LOANS - NOTE 3
  Loans, Net of Unearned Discount                                    370,125                 318,795             355,414
      Allowance for Loan Losses                                       (5,440)                 (4,749)             (5,169)
                                                                  ----------             -----------          ----------
         LOANS, NET                                                  364,685                 314,046             350,245

PREMISES AND EQUIPMENT - NOTE 4                                        8,442                   9,136               8,562
ACCRUED INCOME RECEIVABLE                                              4,557                   3,995               4,503
OTHER REAL ESTATE - NOTE 5                                             1,945                   1,711               1,947
OTHER ASSETS - NOTE 9                                                  5,287                   3,902               5,985
                                                                  ----------             -----------          ----------

         TOTAL ASSETS                                             $  582,546             $   521,258          $  564,786
                                                                  ==========             ===========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                      $  133,389             $   128,232          $  128,685
  Interest-Bearing                                                   368,435                 327,151             351,861
                                                                  ----------             -----------          ----------
         TOTAL DEPOSITS                                              501,824                 455,383             480,546

SHORT TERM BORROWINGS - NOTE 7                                        28,438                  16,533              32,091
ACCRUED INTEREST PAYABLE                                                 610                     603                 576
OTHER LIABILITIES                                                      2,091                   2,167               2,864
                                                                  ----------             -----------          ----------

         TOTAL LIABILITIES                                           532,963                 474,686             516,077
                                                                  ----------             -----------          ----------

COMMITMENTS AND CONTINGENCIES - NOTE 11, 13 and 17

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
 Common Stock - $1.25 Par Value;  20,000,000 shares
 authorized; 6,431,285 and 6,506,347 shares
 issued and outstanding at March 31, 2000 and 1999 and
 6,361,247 at December 31, 1999, respectively                          8,039                   8,133               7,952
Capital Surplus                                                        6,641                   6,412               6,469
Retained Earnings                                                     37,281                  32,835              35,474
Accumulated Other Comprehensive Income-Unrealized Gain (Loss)
 On Available-for-Sale Investment Securities, Net of Tax              (1,498)                    273              (1,186)
Treasury Stock at Cost (51,644 and 61,700 shares at
 March 31, 2000 and 1999, respectively)                                 (880)                 (1,081)                 -0-
                                                                  ----------             -----------          ----------

         TOTAL SHAREHOLDERS' EQUITY                                   49,583                  46,572              48,709
                                                                  ----------             -----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  582,546             $   521,258          $  564,786
                                                                  ==========             ===========          ==========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)                          (Unaudited)
                                                              For the Three Months Ended March 31,        Year Ended December 31,
                                                              ------------------------------------
                                                                   2000                 1999                       1999
                                                              ----------------   -----------------          -----------------
                                                                         (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                   $  8,681               $ 7,009                    $ 30,620
  Interest and Dividends on Investment Securities:
    Taxable                                                       2,287                 2,072                       8,495
    Exempt from Federal Income Taxes                                  6                    10                          35
  Interest on Federal Funds Sold                                    176                   303                       1,082
                                                               --------               -------                    --------

         TOTAL INTEREST INCOME                                   11,150                 9,394                      40,232
                                                               --------               -------                    --------
INTEREST EXPENSE
  Interest on Deposits                                            3,740                 3,094                      12,837
  Interest on Short Term Borrowings                                 351                   160                         926
  Interest on Note Payable                                           -0-                   -0-                          9
                                                               --------               -------                    --------

         TOTAL INTEREST EXPENSE                                   4,091                 3,254                      13,772
                                                               --------               -------                    --------

         NET INTEREST INCOME                                      7,059                 6,140                      26,460

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                            232                   220                       1,001
                                                               --------               -------                    --------

         NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                               6,827                 5,920                      25,459
                                                               --------               -------                    --------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                              482                   478                       2,002
  Net Gain (Loss) on Sale of Investment Securities                   -0-                   -0-                         (3)
  Other Income                                                      426                   553                       1,881
                                                               --------               -------                    --------

         TOTAL NON-INTEREST INCOME                                  908                 1,031                       3,880
                                                               --------               -------                    --------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits                                  2,357                 2,141                       9,226
  Occupancy Expense - Net                                           258                   245                       1,031
  Furniture and Equipment Expense                                   338                   283                       1,202
  Other Real Estate Owned (Income) Expense - Net                    (12)                   27                         107
  Other Expense - NOTE 8                                          1,052                 1,042                       3,658
                                                               --------               -------                    --------

         TOTAL NON-INTEREST EXPENSE                               3,993                 3,738                      15,224
                                                               --------               -------                    --------

         INCOME BEFORE INCOME TAXES                               3,742                 3,213                      14,115

APPLICABLE INCOME TAXES - NOTE 9                                  1,292                 1,117                       4,893
                                                               --------               -------                    --------

         NET INCOME                                            $  2,450               $ 2,096                    $  9,222
                                                               ========               =======                    ========

         NET INCOME PER SHARE - NOTE 14
               Basic                                           $    .38               $   .33                    $   1.44
               Diluted                                              .37                   .31                        1.39

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         CONSOLIDATED AND COMPANY ONLY
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (Unaudited)

                                                                                Accumulated
                                                                                   Other
                                                                               Comprehensive
                                                                                 Income -
                                                                               Net Unrealized
                                                                               Gain (Loss) on                   Total
                                Common Stock            Capital      Retained    Investment     Treasury     Shareholders'
                           -----------------------
                            Shares        Amount        Surplus      Earnings    Securities       Stock         Equity
--------------------------------------------------------------------------------------------------------------------------
                                           (Dollars in Thousands, Except Per Share Data)
BALANCE AT
   JANUARY 1, 1999         6,471,827    $    8,090    $    6,329    $   31,271   $      560    $      (15)   $   46,235

Stock Options Exercised       35,320            44            83                                                    127
Purchases of Stock Held
   in Treasury                                                                                     (1,081)       (1,081)
Retirement of Stock
   Held in Treasury             (800)           (1)                        (14)                        15            -0-
Cash Dividend -
   $.08 Per Share                                                         (518)                                    (518)
Net Income for the
   Three Months Ended
   March 31, 1999                                                        2,096                                    2,096
Securities Available-
   for-Sale Adjustment                                                                 (287)                       (287)
                                                                                                             ----------
   Total Comprehensive
       Income                                                                                                     1,809
                          ----------    ----------    ----------    ----------   ----------    ----------    ----------
BALANCE AT
   MARCH 31, 1999          6,506,347         8,133         6,412        32,835          273        (1,081)       46,572

Stock Options Exercised       28,000            35            57                                                     92
Purchases of Stock Held
   in Treasury                                                                                     (2,088)       (2,088)
Retirement of Stock
   Held in Treasury         (173,100)         (216)                     (2,953)                     3,169            -0-
Cash Dividend -
   $.24 Per Share                                                       (1,534)                                  (1,534)
Net Income for the
   Nine Months Ended
   December 31, 1999                                                     7,126                                    7,126
Securities Available-
   for-Sale Adjustment                                                               (1,459)                     (1,459)
                                                                                                             ----------
Total Comprehensive
       Income                                                                                                     5,667
                          ----------    ----------    ----------    ----------   ----------    ----------    ----------

BALANCE AT
DECEMBER 31, 1999          6,361,247         7,952         6,469        35,474       (1,186)           -0-       48,709

Stock Options Exercised       70,038            87           172                                                    259
Purchases of Stock Held
   in Treasury                                                                                       (880)         (880)
Cash Dividend -
   $.10 Per Share                                                         (643)                                    (643)
Net Income for the
   Three Months Ended
    March 31, 2000                                                       2,450                                    2,450
Securities Available-
   for-Sale Adjustment                                                                 (312)                       (312)
                                                                                                             ----------
Total Comprehensive
       Income                                                                                                     2,138
                          ----------    ----------    ----------    ----------   ----------    ----------    ----------

BALANCE AT
   MARCH 31, 2000          6,431,285    $    8,039    $    6,641    $   37,281   $   (1,498)   $     (880)   $   49,583
                          ==========    ==========    ==========    ==========   ==========    ==========    ==========

The accompanying Notes should be read with these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   AND FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                                (Unaudited)                          (Unaudited)
                                                                                  March 31,                          December 31,
                                                                     ------------------------------------
                                                                         2000                   1999                    1999
                                                                     -------------           ------------            -------------
                                                                                         (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                         $    2,450              $   2,096                   $   9,222
                                                                     ----------              ---------                   ---------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                           264                    260                       1,081
    Net Discount Accretion of Investment Securities                         (15)                  (121)                        (39)
    Provision for Loan Losses                                               232                    220                       1,001
    Deferred Income Tax Benefit                                             (48)                   (10)                       (385)
    Net Loss on Sale of Investment Securities                                -0-                    -0-                          3
    Writedown of Other Real Estate                                            5                     -0-                         -0-
    Net Gain From Sale of Other Real Estate                                  -0-                    -0-                        (36)
    Net Gain on Sale of Premises and Equipment                               -0-                    -0-                       (105)
    Decrease (Increase) in Accrued Income and Other Assets                  900                  1,204                         (33)
    Increase (Decrease) in Accrued Expenses and Other Liabilities          (738)                  (420)                        250
                                                                     ----------              ---------                   ---------

      Total Adjustments                                                     600                  1,133                       1,737
                                                                     ----------              ---------                   ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                           3,050                  3,229                      10,959
                                                                     ----------              ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                          (7,808)                21,906                      20,694
  Proceeds from Matured and Prepaid Investment Securities
   .  Held-to-Maturity                                                      285                  2,280                       4,280
   .  Available-for-Sale                                                    625                 36,413                      63,531
  Proceeds from Sales of Investment Securities                           18,991                     -0-                     71,214
  Purchase of Investment Securities
   .  Held-to-Maturity                                                       -0-                (6,037)                     (6,037)
   .  Available-for-Sale                                                 (9,227)               (33,254)                   (144,026)
  Loans Originated and Principal Repayments, Net                        (14,788)               (14,731)                    (52,828)
  Recoveries of Loans Previously Charged-Off                                 70                     39                         171
  Proceeds from Sale of Premises and Equipment                               -0-                    -0-                        567
  Proceeds from Sale of Other Real Estate                                    -0-                    -0-                        559
  Purchases of Premises and Equipment                                      (145)                  (314)                     (1,023)
                                                                     ----------              ---------                   ---------

      NET CASH USED BY INVESTING ACTIVITIES                             (11,997)                (6,302)                    (42,898)
                                                                     ----------              ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand Deposits, Savings

   Accounts and Interest Bearing Transaction Accounts                    18,494                 (7,814)                      7,488
  Net Increase (Decrease)  in Certificates of Deposit                     2,784                 (2,303)                      7,558
  Net Increase (Decrease) in Short Term Borrowings                       (3,653)                (1,306)                     14,252
  Payments of Cash Dividends                                               (643)                  (518)                     (2,052)
  Proceeds from Stock Options Exercised                                     259                    127                         219
  Purchase of Treasury Stock                                               (880)                (1,081)                     (3,169)
                                                                     ----------              ---------                   ---------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  16,361                (12,895)                     24,296
                                                                     ----------              ---------                   ---------

NET INCREASE (DECREASE) IN CASH AND
 DUE FROM BANKS                                                           7,414                 (3,364)                     (7,643)

CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                                              19,092                 26,735                      26,735
                                                                     ----------              ---------                   ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                             $   26,506              $  23,371                   $  19,092
                                                                     ==========              =========                   =========


SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

  Interest Paid                                                      $    3,961              $   3,689                   $  14,232
  Income Taxes Paid                                                          75                     -0-                      5,198
  Other Real Estate Acquired in Settlement of Loans                           3                  1,430                       2,188

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

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

         Cash and Due From Banks
         -----------------------

         The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 2000 the average cash balance maintained at the Federal Reserve Bank was $1,088,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $17,981,000 during the same period.

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

         The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2000 and 1999 the Corporation held no securities that would have been classified as trading securities.

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
----

         Reclassification
         ----------------

         Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

         Audited Financial Statements
         ----------------------------
         The consolidated balance sheet as of December 31, 1999, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1999 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 1999 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.

NOTE 2 - Investment Securities
------
         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                   March 31, 2000
                                                             ------------------------------------------------------
                                                                                Gross            Gross
                                                           Amortized         Unrealized        Unrealized         Fair
                                                             Cost               Gains            Losses           Value
                                                           ---------         ----------        ----------         -----
Investment Securities - Held-to-Maturity

  U.S. Treasury Securities                                  $   7,997          $     2          $     (9)         $   7,990
  U.S. Government Agencies
   and Corporations                                            18,035              -0-              (680)            17,355
                                                             --------            -----            ------           --------

    Total Held-to-Maturity Securities                          26,032                2              (689)            25,345
                                                             --------            -----            ------           --------

Investment Securities - Available-for-Sale

  U.S.  Treasury Securities                                    16,997                5               (94)            16,908
  U.S. Government Agencies
    and Corporations                                           90,376                9            (2,022)            88,363
  U.S. Government Agency Mortgage
    Backed Securities                                          12,593               52              (222)            12,423
  Obligations of States and Political Subdivisions                350              -0-                (1)               349
  Federal Reserve and Federal Home Loan Bank Stock              1,229              -0-               -0-              1,229
                                                             --------            -----            ------           --------
     Total Available-for-Sale Securities                      121,545               66            (2,339)           119,272
                                                             --------            -----            ------           --------

        Total Investment Securities                         $ 147,577           $   68          $ (3,028)         $ 144,617
                                                             ========            =====            ======           ========

         In the above schedule the amortized cost of Total Held-to-Maturity Securities of $26,032,000 and the estimated fair value of Total
Available-for-Sale Securities of $119,272,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 2000 for a total of $145,304,000. A net unrealized loss of $2,273,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax, is included in Shareholders' Equity.

------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                   March 31, 1999
                                                               ----------------------------------------------------
                                                                                Gross            Gross
                                                           Amortized         Unrealized        Unrealized          Fair
                                                             Cost               Gains            Losses           Value
                                                           ---------         ----------        ----------         -----
Investment Securities - Held-to-Maturity

  U.S. Treasury Securities                                 $    9,991          $   184          $    -0-         $  10,175
  U.S. Government Agencies
   and Corporations                                            20,062               25              (132)           19,955
  Obligations of States and
   Political Subdivisions                                         291                3               -0-               294
                                                              -------              ---              ----           -------

    Total Held-to-Maturity Securities                          30,344              212              (132)           30,424
                                                              -------              ---              ----           -------

Investment Securities - Available-for-Sale

  U.S.  Treasury Securities                                    28,035              374                (1)           28,408
  U.S. Government Agencies
    and Corporations                                           70,813              133              (144)           70,802
  U.S. Government Agency Mortgage
    Backed Securities                                          17,057               71               (26)           17,102
  Obligations of States and Political Subdivisions                455                7                -0-              462
  Federal Reserve and Federal Home Loan Bank Stock              1,179              -0-                -0-            1,179
                                                              -------              ---              -----          -------

     Total Available-for-Sale Securities                      117,539              585              (171)          117,953
                                                              -------              ---              ----           -------

        Total Investment Securities                        $  147,883          $   797          $   (303)        $ 148,377
                                                              =======              ===              =====          =======

         In the above schedule the amortized cost of Total Held-to-Maturity Securities of $30,344,000 and the estimated fair value of Total
Available-for-Sale Securities of $117,953,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 1999 for a total of $148,297,000. A net unrealized gain of $414,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 3 - Loans and Allowance for Loan Losses

         The book values of loans by major type follow (in thousands):

                                                               March 31,                     December 31,
                                                    ---------------------------------
                                                      2000                   1999                1999
                                                      ----                   ----            ------------
Commercial                                        $ 164,383               $ 147,991             $ 156,847
Real Estate Mortgage                                124,158                 102,444               120,596
Real Estate Construction                             48,368                  36,917                43,875
Loans to Individuals                                 33,339                  31,836                34,261
Less:  Unearned Discount                               (123)                   (393)                 (165)
                                                    -------                 -------               -------
                                                    370,125                 318,795               355,414
Allowance for Loan Losses                            (5,440)                 (4,749)               (5,169)
                                                    -------                 -------               -------

     Loans - Net                                  $ 364,685               $ 314,046             $ 350,245
                                                    =======                 =======               =======

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

          Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                                                                  Year Ended
                                                       Three Months Ended March 31,               December 31,
                                                --------------------------------------
                                                    2000                      1999                    1999
                                                ------------              ------------            -----------
Balance, Beginning of Period                       $ 5,169                   $ 4,724                   $ 4,724
Provisions, Charged to Income                          232                       220                     1,001
Loans Charged-Off                                      (31)                     (234)                     (727)
Recoveries of Loans Previously
 Charged-Off                                            70                        39                       171
                                                   -------                   -------                   -------

          Net Charge-Offs/(Recoveries)                 (39)                      195                       556
                                                   -------                   -------                   -------

Balance, End of Period                             $ 5,440                   $ 4,749                   $ 5,169
                                                   =======                   =======                   =======

          The provisions for loan losses charged to operating expenses during the three months ended March 31, 2000 and March 31, 1999 of $232,000 and $220,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1999, a provision of $1,001,000 was recorded.

          At March 31, 2000, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,462,000 (of which $2,462,000 were on non-accrual status). The related allowance for loan losses for these loans was $865,000. The average recorded investment in impaired loans during the three months ended March 31, 2000 was approximately $2,374,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment
------

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                        March 31,                           December 31,
                                                       -------------------------------------------
                                                             2000                       1999                    1999
                                                       ----------------           ----------------           ----------
Land                                                        $   2,320                  $   2,783               $   2,320
Buildings and Improvements                                      7,783                      7,549                   7,715
Furniture & Equipment                                           8,010                      7,536                   8,003
                                                              -------                   --------                 -------
        Total Cost                                             18,113                     17,868                  18,038

Less:  Accumulated Amortization and Depreciation                9,671                      8,732                   9,476
                                                              -------                   --------                 -------

        Net Book Value                                      $   8,442                  $   9,136               $   8,562
                                                              =======                   ========                 =======

NOTE 5 - Other Real Estate
------

        The carrying value of other real estate is as follows (in thousands):

                                                                      March 31,                           December 31,
                                                       ---------------------------------------
                                                          2000                       1999                    1999
                                                       ------------               ------------            ---------
Other Real Estate                                          $ 1,945                    $ 1,711                   1,947
                                                             =====                      =====                   =====


NOTE 5 - Other Real Estate (cont'd.)
------

        There were direct writedowns of other real estate charged to income for the three months ended March 31, 2000 of $5,000. For the three months ended March 31, 1999, or for the year ended December 31, 1999, respectively, there were no direct writedowns.

NOTE 6 - Deposits
------

        The book values of deposits by major type follow (in thousands):


                                                                       March 31,                  December 31,
                                                        ----------------------------------
                                                            2000                  1999               1999
                                                        ------------          ------------        ----------
Noninterest-Bearing Demand Deposits                       $ 133,389            $ 128,232          $ 128,685
                                                            -------             --------           --------
Interest-Bearing Deposits:
   Interest-Bearing Transaction
     Accounts and Money Market Funds                        172,354              153,347            154,304
   Savings                                                   94,468               84,836             98,728
   Savings Certificates - Time                               59,164               52,665             58,973
   Certificates of Deposits $100,000 or more                 41,671               35,525             39,078
   Other                                                        778                  778                778
                                                            -------              -------            -------
   Total                                                    368,435              327,151            351,861
                                                            -------              -------            -------
       Total Deposits                                     $ 501,824            $ 455,383          $ 480,546
                                                            =======              =======            =======

NOTE 7 - Short Term Borrowings
------

        Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                                                                  Year Ended
                                                             Three Months Ended March 31,         December 31,
                                                          ----------------------------------
                                                              2000                1999                1999
                                                         --------------      --------------       -----------
Securities Sold Under Repurchase Agreements:
        Average                                            $ 25,420             $ 17,235           $ 20,488
        Period-End                                           24,438               16,533             28,091
        Maximum Month-End Balance During Period              25,019               19,734             30,309
Interest Rate
        Average                                                4.66%                3.77%              4.04%
        Period-End                                             4.80                 4.10               3.38

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

NOTE 8 - Other Non-Interest Expense

     The significant components of other non-interest expense are as follows (in thousands):

                                                                                                       Year Ended
                                                        Three Months Ended March 31,                   December 31,
                                                    ------------------------------------
                                                       2000                     1999                      1999
                                                    -----------              -----------               ----------
Business Development                                 $   176                    $   124                    $   602
Legal and Professional Fees                              188                        167                        619
Printing and Supplies                                    100                        105                        379
Regulatory Fees and Assessments                           60                         46                        183
Other                                                    528                        600                      1,875
                                                     -------                    -------                    -------

     Total                                           $ 1,052                    $ 1,042                    $ 3,658
                                                     =======                    =======                    =======

NOTE 9 - Income Taxes

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                  March 31,                     December 31,
                                                   -------------------------------
                                                       2000               1999                      1999
                                                   -----------        ------------               ----------
Current Tax Asset (Liability)                      $ (1,335)           $ (1,117)                 $     (70)
Deferred Tax Asset                                    2,470               1,130                      2,257
                                                     ------              ------                      -----

     Total Included in Other Assets/
         (Other Liabilities)                       $  1,135            $     13                  $   2,187
                                                     ======              ======                      =====

     The deferred tax asset at March 31, 2000 of $2,470,000 included $776,000 related to unrealized losses on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                                                                                  Year Ended
                                                   Three Months Ended March 31,                   December 31,
                                                   ----------------------------
                                                      2000                1999                        1999
                                                   ---------           ---------                   ----------
Federal Income Tax Expense
   Current                                         $ 1,340             $  1,127                    $ 5,278
   Deferred                                            (48)                 (10)                      (385)
                                                    ------              -------                     ------

       Total Federal Income Tax Expense            $ 1,292             $  1,117                    $ 4,893
                                                    ======              =======                     ======

       Effective Tax Rates                            34.5%                34.7%                      34.7%
                                                    ======              =======                     ======

        The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                                                  Year Ended
                                                    Three Months Ended March 31,                  December 31,
                                                   ------------------------------
                                                      2000                1999                        1999
                                                   -----------         ----------                  ----------
Federal Income Taxes at Statutory
   Rate of 34.3%                                   $ 1,285              $ 1,102                    $ 4,847
Effect of Tax Exempt Interest Income                    (2)                  (4)                       (12)
Non-deductible Expenses                                 15                   12                         64
Other                                                   (6)                   7                         (6)
                                                   -------              -------                   --------

   Income Taxes Per Income Statement               $ 1,292              $ 1,117                    $ 4,893
                                                   =======              =======                   ========

NOTE 9 - Income Taxes (con't)
------

                                                                                                  Year Ended
                                                          Three Months Ended March 31,            December 31,
                                                         ------------------------------
                                                            2000                1999                  1999
                                                         ---------            ---------            ----------
Federal Deferred Tax Assets:
    Allowance for Loan Losses                              $ 1,437              $ 1,183             $ 1,357
    Valuation Reserves - Other Real Estate                       2                  -0-                 -0-
    Interest on Non-accrual Loans                              180                  166                 189
    Deferred Compensation                                      455                  411                 458
    Unrealized Losses on Available-for-Sale Securities         775                  -0-                 611
    Other                                                       18                   19                  19
                                                          --------             --------         -----------


    Gross Federal Deferred Tax Assets                        2,867                1,779               2,634
                                                          --------             --------         -----------

Federal Deferred Tax Liabilities:
    Depreciation and Amortization                              325                  298                 321
    Accretion                                                   72                   68                  56
    Unrealized Gains on Available-for-Sale Securities          -0-                  141                 -0-
    Other                                                      -0-                  142                 -0-
                                                          --------             --------         -----------

    Gross Federal Deferred Tax Liabilities                     397                  649                 377
                                                          --------             --------         -----------

    Net Deferred Tax Asset                                 $ 2,470              $ 1,130             $ 2,257
                                                          ========             ========         ===========

NOTE 10 - Related Party Transactions

         The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,488,000 at December 31, 1999.

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

         At March 31, 2000, outstanding documentary and standby letters of credit totaled $3,353,000 and commitments to extend credit totaled $113,787,000.

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

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1999, or the three months ended March 31, 2000.

NOTE 12 - Stock Option Plans (con't)
-------

         The following is a summary of transactions during the periods presented:

                                                 Shares Under Option
                                      ----------------------------------------
                                       Three Months
                                           Ended                Year Ended
                                      March 31, 2000         December 31, 1999
                                      ---------------        -----------------

Outstanding, Beginning of Period           445,497                461,717
Additional Options Granted During
  the Period                                    -0-                49,500
Forfeited During the Period                 (2,000)                (2,400)
Exercised During the Period                (70,038)               (63,320)
                                           -------                -------

  Outstanding, End of Period               373,459                445,497
                                           =======                =======

         Options outstanding at March 31, 2000 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $9.59 and 290,027 shares exercisable. At March 31, 2000, there remained 484,800 shares reserved for future grants of options under the 1997 Plan. There are no shares available for grant under the 1993 Plan.

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

         During 1999 the Corporation expensed $321,000 in support of the plan.

401(k) Plan
-----------

         The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2000, the Corporation will make matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation. For the first three months of 2000, the Corporation expensed $93,000 in support of the plan.

Management Security Plan
------------------------

         In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $50,000 and $54,000 during the first three months of 2000 and 1999, respectively, and $223,000 for the year 1999.

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

                                                               March 31,                          December 31,
                                                  ------------------------------------
                                                      2000                    1999                   1999
                                                  ------------            ------------            ------------
Net income                                        $      2,450            $      2,096            $      9,222
                                                  ============            ============            ============
Weighted average number of common
    shares used in Basic EPS                         6,384,238               6,460,003               6,410,762
Effect of dilutive stock options                       163,669                 254,682                 244,787
                                                  ------------            ------------            ------------
Weighted number of common shares
    and dilutive potential common
    stock used in Diluted EPS                        6,547,907               6,714,685               6,655,549
                                                  ============            ============            ============

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

         The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                     March 31,
                                             -------------------------
                                               2000            1999
                                             ---------       ---------

Financial Instruments Whose
     Contract Amounts Represent
          Credit Risk:

          Commitments to Extend Credit        $113,787       $104,189

          Documentary and Standby
             Letters of Credit                   3,353          3,790

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

NOTE 18 - Stock Repurchase Plan
-------

         On April 18, 2000, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,982 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

         In the first three months of 2000, 51,644 shares were purchased by the Corporation through a similar repurchase plan through the open market.

NOTE 19 - Subsequent Event
-------

         On April 18, 2000, the Board of Directors of the Corporation approved a quarterly dividend of $.10 per share to be paid on May 15, 2000 to shareholders of record on May 1, 2000.

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

NOTE 20 - Fair Values of Financial Instruments (cont'd.)
-------

       The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                                March 31,
                                                      -----------------------------------------------------------
                                                              2000                                     1999
                                                    ------------------------                  ---------------------
                                                    Carrying             Fair                Carrying           Fair
                                                     Amount              Value                Amount            Value
                                                     ------              -----                ------            -----
       Financial Assets
         Cash and due from banks                    $ 26,506           $ 26,506              $ 23,371        $ 23,371
         Federal funds sold                           25,820             25,820                16,800          16,800
         Securities                                  145,304            144,617               148,297         148,377
         Loans                                       370,125            366,096               317,795         321,144
         Reserve for loan losses                      (5,440)            (5,440)               (4,749)         (4,749)

       Financial Liabilities
         Deposits                                    501,824            501,362               455,383         455,868
         Short Term Borrowings                        28,438             28,441                16,533          16,533

       Off-balance Sheet Financial Instruments
         Loan commitments                                               113,787                               104,189
         Letters of credit                                                3,353                                 3,790

NOTE 21 - Comprehensive Income
-------

       The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                     For the Three Months Ended March 31,               Year Ended
                                                     ------------------------------------
                                                             2000            1999                    December 31, 1999
                                                           --------        --------                  -----------------
       Net Income                                         $ 2,450         $ 2,096                        $   9,222
       Other Comprehensive Income:
         Unrealized gain (loss) on
         Available-for-Sale securities, net of tax           (312)           (287)                          (1,746)
                                                          -------         -------                        ---------

           Comprehensive Income                           $ 2,138         $ 1,809                        $   7,476
                                                          =======         =======                        =========

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

         Net income for the first quarter of 2000 was $2,450,000, or $.37 diluted earnings per share, compared with $2,096,000, or $.31 diluted earnings per share, for the first quarter of 1999. Per share amounts are based on average shares outstanding of 6,547,907 for the first quarter of 2000 and 6,714,685 for the comparable period of 1999 adjusted to reflect stock options granted. On a per share basis, diluted earnings per share increased 19.4% over the first quarter of the prior year.

         Outstanding loans at March 31, 2000 of $370.1 million represented an increase of $51.3 million, or 16.1%, over March 31, 1999 and an increase of $14.7 million, or 4.1%, from December 31, 1999.

         Total deposits at March 31, 2000 of $501.8 million represented an increase of $46.4 million, or 10.2%, over March 31, 1999 and an increase of $21.3 million, or 4.4%, from December 31, 1999.

         In the first quarter, net interest income increased 14.9% over the previous year. An increase in non-interest expense of 6.8% partially offset the increase in net interest income.

         The following table summarizes the Corporation's performance for the three months ended March 31, 2000 and 1999 (tax equivalent basis and dollars in thousands).

                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                          2000                  1999
                                                          ----                  ----
Interest Income                                       $ 11,153              $  9,399
Interest Expense                                         4,091                 3,254
                                                        ------                ------

    Net Interest Income                                  7,062                 6,145
Provision for Loan Loss                                    232                   220
                                                        ------                ------

    Net Interest Income After
       Provision for Loan Loss                           6,830                 5,925
Non-Interest Income                                        908                 1,031
Non-Interest Expense                                     3,993                 3,738
                                                        ------                ------

    Income Before Income Tax                             3,745                 3,218
Income Tax Expense                                       1,295                 1,122
                                                        ------                ------
       Net Income                                     $  2,450               $ 2,096
                                                        ======                ======

Net Income per Share -
    Basic                                             $    .38               $   .33
    Diluted                                                .37                   .31

Return on Average Assets                                  1.74%                 1.63%

Return on Average Shareholders' Equity                   20.06%                18.27%

Summary of Earning Assets and Interest-Bearing Liabilities

         The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 2000 and 1999 (rates on tax equivalent basis).

                                                              Three Months ended March 31,
                                              ---------------------------------------------------------------
                                                     2000                                        1999
                                         ---------------------------                 ---------------------------
                                       Average                 Average              Average                 Average
                                      Balances    Interest   Yield/Rate            Balances     Interest   Yield/Rate
                                      --------    --------   ----------           ----------    --------   ----------
                                                                 (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold                  $  13,068   $    184      5.68%             $  25,408     $    303       4.84%
  Investment Securities (Taxable)       148,404      2,279      6.18                145,391        2,072       5.78
  Investment Securities (Tax-exempt)        491          9      7.29                    890           15       7.06
  Loans, Net of Unearned Discount(1)    364,750      8,681      9.57                311,326        7,009       9.13
                                      ---------   --------                        ---------      -------
    Total Earning Assets                526,713     11,153      8.52                483,015        9,399       7.89
                                                  --------                                       -------

Non-interest Earning Assets:
  Cash and Due From Banks                24,115                                      23,278
  Other Assets                           19,293                                      18,890
  Allowance for Loan Losses              (5,309)                                     (4,789)
                                      ---------                                   ---------
    Total Assets                      $ 564,812                                   $ 520,394
                                      =========                                   =========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds   $ 159,846      1,432      3.60              $ 154,753        1,212       3.18
  Savings                                96,059      1,059      4.43                 82,923          815       3.99
  Savings Certificates                   58,607        727      4.99                 53,227          614       4.68
  Certificates of Deposit
    $100,000 or more                     39,275        512      5.24                 36,099          443       4.98
  Other Time                                778         10      5.38                    778           10       5.22
  Other Borrowings                       29,483        351      4.79                 17,235          160       3.77
                                      ---------     ------                        ---------       ------
    Total Interest-Bearing Liabilities  384,048      4,091      4.28                345,015        3,254       3.83
                                                    ------                                        ------

Non-interest Bearing Liabilities:
  Demand Deposits                       130,197                                     126,505
  Other Liabilities                       1,460                                       2,360
  Shareholders' Equity                   49,107                                      46,514
                                      ---------                                   ---------
    Total Liabilities and
      Shareholders' Equity            $ 564,812                                   $ 520,394
                                      =========                                   =========
Net Interest Income and Margin

 (Tax-equivalent Basis)(2)                          $7,062      5.39                              $6,145       5.16
                                                    ======                                        ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

     Net interest income (tax equivalent) for the first quarter of 2000 was $7,062,000 which represented an increase of $917,000, or 14.9%, over the first quarter of 1999. This increase was heavily contributed to by a 17.2% increase in average loans for the first quarter of 2000 versus the same quarter last year. This increase reflects a 23 basis point increase in net interest margin for the period compared to the first quarter of 1999.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income ( tax equivalent) for the periods ended March 31, 2000 and 1999.

                                                                    ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                              (Dollars in Thousands)

                                                       1st Qtr. 2000 vs. 1st Qtr. 1999         1st Qtr. 1999 vs. 1st Qtr. 1998
                                                             Increase (Decrease)                     Increase (Decrease)
                                                             Due to Changes in:                      Due to Changes in:
                                                    ------------------------------------     -----------------------------------
                                                      Volume       Rate          Total        Volume        Rate         Total
                                                      ------       ----          -----        ------        ----         -----
Interest Earning Assets:
   Federal Funds Sold                               $  (403)    $   284       $   (119)   $      (194)   $   (62)     $   (256)
   Investment Securities (Taxable)                       48         159            207          1,115       (666)          449
   Investment Securities (Tax-exempt)                    (9)          3             (6)            (4)        (1)           (5)
   Loans, Net of Unearned Discount                    1,304         368          1,672          2,555     (2,225)          330
                                                    -------     -------       --------    -----------    -------      --------

   Total Interest Income                                940         814          1,754          3,472     (2,954)          518
                                                    -------     -------       --------    -----------    -------      --------

Interest-Bearing Liabilities:
   Deposits                                             312         334            646          1,310     (1,302)            8
   Other Borrowings                                     138          53            191            132       (135)           (3)
                                                    -------     -------       --------    -----------    -------      --------


   Total Interest Expense                               450         387            837          1,442     (1,437)            5
                                                    -------     -------       --------    -----------    -------      --------

Net Interest Income                                 $   490     $   427       $    917    $     2,030    $(1,517)     $    513
                                                    =======     =======       ========    ===========    =======      ========


Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $5,440,000, or 1.47% of total loans, as of March 31, 2000 compared to $4,749,000, or 1.49% of total loans, as of March 31, 1999.

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2000            1999
                                                     ----------       ----------
Balance, Beginning of Period                         $    5,169       $    4,724
Provisions, Charged to Income                               232              220

Loans Charged-Off                                           (31)            (234)
Recoveries of Loans Previously
      Charged-Off                                            70               39
                                                     ----------       ----------
              Net Charge-Off's (Recoveries)                 (39)             195
                                                     ----------       ----------

Balance, End of Period                               $    5,440       $    4,749
                                                     ==========       ==========

     For the three months ended March 31, 2000 and 1999, net charge-off's (recoveries) were (.01)% and .06%, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                   March 31,       December 31,      September 30,       June 30,        March 31,
                                     2000              1999              1999              1999            1999
                                   ---------       ------------      -------------       --------        ---------
Non-Accrual Loans                    $ 2,518           $ 2,450            $ 2,899         $  2,952        $  4,207
Renegotiated Loans                         2                 3
Other Real Estate Owned                1,945             1,947              1,494            1,467           1,711
                                     -------           -------            -------         --------         -------

  Total Non-Performing Assets        $ 4,465           $ 4,400            $ 4,393         $  4,419         $ 5,918
                                     =======           =======            =======         ========         =======

Allowance for Loan Losses and Non-Performing Assets (con't)
---------------------------------------------------

                                      March 31,         December 31,        September 30,       June 30,           March 31,
                                        2000                1999                1999              1999               1999
                                      ---------         ------------        -------------       --------           ---------
As a Percent of:
   Total Assets                           .77%                .78%                 .80%               .84%             1.14%
   Total Loans and Other Assets          1.20                1.23                 1.26               1.30              1.85

Loans Past Due 90 days or

   More and Still Accruing             $  105             $   -0-              $   -0-           $     17            $    7

        Non-accrual loans to total loans were .68% at March 31, 2000 and non-performing assets were 1.20% of loans and other real estate owned at the same date.

        As of March 31, 2000, loans to three borrowers represent approximately 88% of the loans on non-accrual and the largest of these borrowers is current as to payment of principal and interest on its loan. The other two credits have significant SBA guarantees.

        The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                      March 31,         December 31,        September 30,       June 30,           March 31,
                                        2000                1999                1999              1999               1999
                                      ---------         ------------        -------------       --------           ---------
Non-Performing Loans                  $ 2,520           $   2,453            $   2,899          $   2,952           $ 4,207
Criticized Loans                       12,367              11,804                9,196              9,755             9,597
Allowance for Loan Losses               5,440               5,169                5,044              4,895             4,749
Allowance for Loan Losses
    as a Percent of:
      Non-Performing Loans                216%                211%                 174%               166%              129%
      Criticized Loans                     44                  44                   55                 50                50

Non-interest Income

        The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

         The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                            Three Months Ended March 31,
                                                       --------------------------------------
                                                        2000           1999          % Change
                                                       -------       --------        --------
Service Charges on Deposit Accounts                    $   482        $   478            .8%
Non-recurring Income                                        61            198            --
Other Non-interest Income                                  365            355           2.8
                                                           ---            ---

  Total Non-interest Income                            $   908        $ 1,031         (11.9%)
                                                        ======          =====

        Non-recurring income in the current quarter is primarily interest recovered on non-accrual loans of prior years of which interest was collected in the current quarter.

Non-interest Expense

       Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

       The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                                          Three Months Ended March 31,
                                                    ----------------------------------------
                                                      2000            1999          % Change
                                                    --------         -------        --------
Salaries & Employee Benefits                        $ 2,357          $ 2,141           10.1%
Occupancy Expense - Net                                 258              245            5.3
Furniture and Equipment Expense                         338              283           19.4
Other Real Estate (Income) Expense - Net                (12)              27             --
Other Expenses:
    Business Development                                 176             124           41.9
    Insurance - Other                                     27              35          (22.9)
    Legal & Professional Fees                            188             167           12.6
    Taxes - Other                                         56              65          (13.8)
    Postage & Courier                                     83              78            6.4
    Printing & Supplies                                  100             105           (5.0)
    Regulatory Fees & Assessments                         60              46           30.4
    Other Operating Expenses                             362             422          (14.2)
                                                    --------         -------          -----

      Total Other Expenses                             1,052           1,042            1.0
                                                    --------         -------          -----

      Total Non-interest Expense                    $  3,993         $ 3,738            6.8%
                                                    ========         =======          =====

       Total non-interest expense increased 6.8% in the first quarter of 2000 over 1999, reflecting increases in salaries and benefits, furniture and equipment expense, business development expense and legal and professional expense. As a percent of average assets, non-interest expenses annualized were 2.83% in the first quarter of 2000 and 2.87% in the same period of 1999. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 50.1% for the first quarter of 2000. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer group.

       The increase in salaries and employee benefits for the first quarter of 2000 is due to salary merit increases and additions to staff. The average number of full-time equivalent employees increased by 9.5 to an average full-time equivalent of 179 from the number in the first quarter of last year. This increase in number of employees was required because of growth of the Company over the past year.

       The increase in furniture and equipment expense is primarily due to increased repairs and increased expense for service contracts.

       Legal and professional fees increased due to increases in audit fees and various consultant fees.

       The increase in business development expense is due to increased advertising expense.

Interest Rate Sensitivity
-------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 2000 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                   Total             Repriced
                                                                                    Rate                After
                                            Matures or Reprices within:           Sensitive           1 Year or
                                     -------------------------------------
                                       30 Days       31-180       181 to           One Year         Non-interest
                                       or Less        Days       One Year           or Less           Sensitive           Total
                                     ---------    ---------      --------         ---------         ----------        ----------
Earning Assets:
  Loans                              $ 211,763    $  20,183      $ 17,661         $ 249,607         $   120,518        $ 370,125
  Investment Securities                  3,602        6,764        16,832            27,198             118,106          145,304
  Federal Funds Sold                    25,820          -0-           -0-            25,820                 -0-           25,820
                                     ---------    ---------      --------         ---------         -----------        ---------

   Total Earning Assets                241,185       26,947        34,493           302,625             238,624          541,249
                                     ---------    ---------      --------         ---------         -----------        ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings               266,822          -0-           -0-           266,822                 -0-          266,822
  Certificate of Deposits
    >$100,000                            7,616       18,785         8,253            34,654               7,018           41,672
  Other Time Deposits                    6,440       23,521        15,144            45,105              14,836           59,941
  Short Term Borrowings                 28,438          -0-           -0-            28,438                 -0-           28,438
                                     ---------    ---------      --------         ---------         -----------        ---------

   Total Interest Bearing
    Liabilities                        309,316       42,306        23,397           375,019              21,854          396,873
                                     ---------    ---------      --------         ---------         -----------        ---------

Interest Sensitivity
 Gap                                 $ (68,131)   $ (15,359)     $ 11,096         $ (72,394)        $   216,770        $ 144,376
                                     ==========   =========      ========         =========         ===========        =========
Cumulative Gap                       $ (68,131)   $ (83,490)     $(72,394)
                                     ==========   =========      ========

Cumulative Gap to
 Total Earning Assets                    (12.6%)      (15.4%)       (13.4%)

Cumulative Gap to
 Total Assets                            (11.7%)      (14.3%)       (12.4%)

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (12.4%) was reversed to a positive 8.6% "beta adjusted" gap position.

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

Capital (con't)
-------

     At March 31, 2000, total capital to total assets was 8.51%.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2000, the Corporation's Tier I capital represented 13.3% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.5% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of March 31, 2000, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         11   Computation of Earnings Per Common Share

         27   Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the period ending March 31, 2000

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUMMIT BANCSHARES, INC.
                                               Registrant


Date: April 28, 2000                By: /s/  Philip E. Norwood
      --------------                    ---------------------------
                                        Philip E. Norwood, Chairman

Date: April 28, 2000                By: /s/  Bob G. Scott
      --------------                    ---------------------------
                                        Bob G. Scott, Executive Vice President
                                            and Chief Operating Officer
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------

11             Computation of Earnings Per Common Share

27             Financial Data Schedule