Form 10-Q/A
period 2000-03-31
SUMMIT BANCSHARES INC /TX/
filed 2000-05-16
CIK 745344

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUMMIT BANCSHARES, INC.
                                               Registrant


Date: May 12, 2000                By:   /s/  Philip E. Norwood
      --------------                    ---------------------------
                                        Philip E. Norwood, Chairman

Date: May 12, 2000                By:   /s/  Bob G. Scott
      --------------                    ---------------------------
                                        Bob G. Scott, Executive Vice President
                                            and Chief Operating Officer
                                            (Chief Accounting Officer)