Form 10-Q
period 2000-06-30
SUMMIT BANCSHARES INC /TX/
filed 2000-08-09
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000; or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from __________ to ___________.


                        Commission File Number 0-11986


                            SUMMIT BANCSHARES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Texas                                        75-1694807
 ----------------------                  ----------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)

                  1300 Summit Avenue, Fort Worth, Texas 76102
                  -------------------------------------------
                   (Address of principal executive offices)


                                (817) 336-6817
                       ---------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)


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

The number of shares of common stock, $1.25 par value, outstanding at June 30, 2000 was 6,380,841 shares.

                            SUMMIT BANCSHARES, INC.


                                     INDEX


PART I - FINANCIAL INFORMATION                                       Page No.


Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 2000 and 1999
          and at December 31, 1999                                       4

          Consolidated Statements of Income for the Three Months
          and Six Months Ended June 30, 2000 and 1999
          and for the Year Ended December 31, 1999                       5-6

          Consolidated Statements of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 2000
          and 1999 and for the Year Ended December 31, 1999              7

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2000 and 1999 and for
          the Year Ended December 31, 1999                               8

          Notes to Consolidated Financial Statements for the Six
          Months Ended June 30, 2000 and 1999 and for the
          Year Ended December 31, 1999                                   9-20

The June 30, 2000 and 1999 and the December 31, 1999 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Six Months
          Ended June 30, 2000 and 1999                                  21-28

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

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      June 30,             (Unaudited)
                                                                                --------------------       December 31,
                                                                                  2000        1999             1999
                                                                                --------    --------         --------
ASSETS                                                                              (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                                $ 27,577    $ 23,117         $ 19,092
FEDERAL FUNDS SOLD & DUE FROM TIME                                                19,245       8,980           18,012
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                    121,769     108,358          129,116
 Securities Held-to-Maturity, at cost (fair value of                              24,029      29,336           27,324
   $23,396,000, $29,175,000, and $26,739,000
   June 30, 2000 and 1999 and December 31, 1999,
   respectively)
LOANS - NOTE 3 AND 11
  Loans, Net of Unearned Discount                                                377,641     339,212          355,414
     Allowance for Loan Losses                                                    (6,899)     (4,895)          (5,169)
                                                                                --------    --------         --------
      LOANS, NET                                                                 370,742     334,317          350,245

PREMISES AND EQUIPMENT - NOTE 4                                                    8,404       8,964            8,562
ACCRUED INCOME RECEIVABLE                                                          5,021       4,313            4,503
OTHER REAL ESTATE - NOTE 5                                                         1,343       1,467            1,947
OTHER ASSETS                                                                       7,241       5,479            5,985
                                                                                --------    --------         --------

      TOTAL ASSETS                                                              $585,371    $524,331         $564,786
                                                                                ========    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                    $140,466    $128,753         $128,685
  Interest-Bearing                                                               362,755     325,145          351,861
                                                                                --------    --------         --------

      TOTAL DEPOSITS                                                             503,221     453,898          480,546

SHORT TERM BORROWINGS - NOTE 7                                                    29,052      20,340           32,091
NOTE PAYABLE - NOTE 8                                                                -0-         250              -0-
ACCRUED INTEREST PAYABLE                                                             752         546              576
OTHER LIABILITIES                                                                  2,313       2,367            2,864
                                                                                --------    --------         --------

      TOTAL LIABILITIES                                                          535,338     477,401          516,077
                                                                                --------    --------         --------

COMMITMENTS AND CONTINGENCIES - NOTE 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares
   authorized; 6,380,841, 6,453,497 and 6,361,247 shares
   issued and outstanding at June 30, 2000 and 1999 and
   at December 31, 1999, respectively                                              7,976       8,067            7,952
  Capital Surplus                                                                  6,643       6,428            6,469
  Retained Earnings                                                               37,179      33,529           35,474
  Accumulated Other Comprehensive Income - Unrealized Loss
    on Available for Sale Investment Securities, Net of Tax                       (1,298)       (273)          (1,186)
  Treasury Stock at Cost (28,563 and 43,500 shares at
    June 30, 2000 and 1999, respectively)                                           (467)       (821)             -0-
                                                                                --------    --------         --------

      TOTAL SHAREHOLDERS' EQUITY                                                  50,033      46,930           48,709
                                                                                --------    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $585,371    $524,331         $564,786
                                                                                ========    ========         ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 (Unaudited)
                                                                      For the Six Months Ended June 30,          (Unaudited)
                                                                      ---------------------------------    Year Ended December 31,
                                                                         2000                1999                   1999
                                                                       --------            --------                -------
                                                                                 (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                            $ 17,718           $ 14,546                $ 30,620
  Interest and Dividends on Investment Securities:
    Taxable                                                                4,570              4,091                   8,495
    Exempt from Federal Income Taxes                                          10                 19                      35
  Interest on Federal Funds Sold & Due From Time                             403                459                   1,082
                                                                        --------           --------                --------

      TOTAL INTEREST INCOME                                               22,701             19,115                  40,232
                                                                        --------           --------                --------

INTEREST EXPENSE
  Interest on Deposits                                                     7,813              6,094                  12,837
  Interest on Short Term Borrowings                                          721                314                     926
  Interest on Note Payable                                                   -0-                  3                       9
                                                                        --------           --------                --------

      TOTAL INTEREST EXPENSE                                               8,534              6,411                  13,772
                                                                        --------           --------                --------

      NET INTEREST INCOME                                                 14,167             12,704                  26,460

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                   1,728                638                  1, 001
                                                                        --------           --------                --------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                          12,439             12,066                  25,459
                                                                        --------           --------                --------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                       970                967                   2,002
  Loss on Sale of Investment Securities                                      -0-                -0-                      (3)
  Other Income                                                               856                966                   1,881
                                                                        --------           --------                --------

      TOTAL NON-INTEREST INCOME                                            1,826              1,933                   3,880
                                                                        --------           --------                --------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                                 4,689              4,491                   9,226
  Occupancy Expense - Net                                                    505                550                   1,031
  Furniture and Equipment Expense                                            692                590                   1,202
  Other Real Estate Owned Expense - Net                                      356                 25                     107
  Other Expense - NOTE 9                                                   2,200              1,760                   3,658
                                                                        --------           --------                --------

      TOTAL NON-INTEREST EXPENSE                                           8,442              7,416                  15,224
                                                                        --------           --------                --------

      INCOME BEFORE INCOME TAXES                                           5,823              6,583                  14,115

APPLICABLE INCOME TAXES - NOTE 10                                          2,026              2,276                   4,893
                                                                        --------           --------                --------

      NET INCOME                                                        $  3,797           $  4,307                $  9,222
                                                                        ========           ========                ========

      NET INCOME PER SHARE - NOTE 15
        Basic                                                           $    .60           $    .67                $   1.44
        Diluted                                                              .58                .64                    1.39

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             (Unaudited)
                                                                     For the Three Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                       2000               1999
                                                                     --------           --------
                                                                 (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                                          $ 9,037            $ 7,537
 Interest and Dividends on Investment Securities:
  Taxable                                                              2,291              2,019
  Exempt from Federal Income Taxes                                         4                  9
 Interest on Federal Funds Sold & Due From Time                          219                156
                                                                     -------            -------

   TOTAL INTEREST INCOME                                              11,551              9,721
                                                                     -------            -------

INTEREST EXPENSE
 Interest on Deposits                                                  4,073              3,000
 Interest on Short Term Borrowings                                       370                154
 Interest on Note Payable                                                -0-                  3
                                                                     -------            -------

   TOTAL INTEREST EXPENSE                                              4,443              3,157
                                                                     -------            -------

   NET INTEREST INCOME                                                 7,108              6,564

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                               1,496                418
                                                                     -------            -------

   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                          5,612              6,146
                                                                     -------            -------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                                    488                489
 Other Income                                                            430                413
                                                                     -------            -------

   TOTAL NON-INTEREST INCOME                                             918                902
                                                                     -------            -------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits                                        2,332              2,350
 Occupancy Expense - Net                                                 247                305
 Furniture and Equipment Expense                                         354                307
 Other Real Estate Owned (Income) Expense - Net                          368                 (2)
 Other Expense                                                         1,148                718
                                                                     -------            -------

   TOTAL NON-INTEREST EXPENSE                                          4,449              3,678
                                                                     -------            -------

   INCOME BEFORE INCOME TAXES                                          2,081              3,370

APPLICABLE INCOME TAXES - NOTE 10                                        734              1,159
                                                                     -------            -------

   NET INCOME                                                        $ 1,347            $ 2,211
                                                                     =======            =======

   NET INCOME PER SHARE
     Basic                                                           $   .22            $   .34
     Diluted                                                             .21                .33

The accompanying Notes should be read with these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                            (Unaudited)        (Unaudited)
                                                                             June 30,           December 31,
                                                                     ------------------------  -------------
                                                                       2000            1999          1999
                                                                     --------        --------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:                                              (In Thousands)
 Net Income                                                          $  3,797        $  4,307      $   9,222
                                                                     --------        --------      ---------
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation and Amortization                                          526             537          1,081
   Net Discount Accretion of Investment Securities                        (41)            (17)           (39)
   Provision for Loan Losses                                            1,728             638          1,001
   Deferred Income Taxes (Benefit)                                       (713)           (115)          (385)
   Loss on Sale of Investment Securities                                  -0-             -0-              3
   Writedown of Other Real Estate                                         420             -0-            -0-
   Writedown of Other Assets                                              -0-               1            -0-
   Net Gain From Sale of Other Real Estate                                (77)             (9)           (36)
   Net Gain on Sale of Premises and Equipment                             -0-             -0-           (105)
   Increase in Accrued Income and Other Assets                           (920)           (205)           (33)
   Increase (Decrease) in Accrued Expenses and Other Liabilities         (375)           (277)           250
                                                                     --------        --------      ---------

    Total Adjustments                                                     548             553          1,737
                                                                     --------        --------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                           4,345           4,860         10,959
                                                                     --------        --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) Decrease in Federal Funds Sold                             (1,233)         29,726         20,694
 Proceeds from Matured and Prepaid Investment Securities
   . Held-to-Maturity                                                     285           3,280          4,280
   . Available-for-Sale                                                 1,272          55,184         63,531
 Proceeds from Sales of Investment Securities                          45,929           3,997         71,214
 Purchase of Investment Securities
   . Held-to-Maturity                                                     -0-          (6,037)        (6,037)
   . Available-for-Sale                                               (36,978)        (47,352)      (144,026)
 Loans Originated and Principal Repayments, Net                       (22,673)        (35,368)       (52,828)
 Recoveries of Loans Previously Charged-Off                               128              92            171
 Proceeds from Sale of Premises and Equipment                             -0-             -0-            567
 Proceeds from Sale of Other Real Estate                                  503              49            559
 Purchases of Premises and Equipment                                     (368)           (419)        (1,023)
                                                                     --------        --------      ---------

    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (13,135)          3,152        (42,898)
                                                                     --------        --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase (Decrease) in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                   2,519          (8,642)         7,488
 Net Increase (Decrease) in Certificates of Deposit                    20,156          (2,960)         7,558
 Net Increase (Decrease) in Repurchase Agreements                      (3,039)          2,501         14,252
 Proceeds from Note Payable                                               -0-             250            -0-
 Payments of Cash Dividends                                            (1,276)         (1,031)        (2,052)
 Proceeds from Stock Options Exercised                                    263             154            219
 Purchase of Treasury Stock                                            (1,348)         (1,902)        (3,169)
                                                                     --------        --------      ---------

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  17,275         (11,630)        24,296
                                                                     --------        --------      ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                      8,485          (3,618)        (7,643)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         19,092          26,735         26,735
                                                                     --------        --------      ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                             $ 27,577        $ 23,117      $  19,092
                                                                     ========        ========      =========

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

 Interest Paid                                                       $  8,358        $  6,902      $  14,232
 Income Taxes Paid                                                      2,762           2,419          5,198
 Other Real Estate Acquired in Settlement of Loans                        242           1,226          2,188

The accompanying Notes should be read with these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

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

          Cash and Due From Banks
          -----------------------

          The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 2000 the average cash balance maintained at the Federal Reserve Bank was $1,007,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $18,373,000 during the same period.

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


 NOTE 2 - Investment Securities
 ------

          A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):


                                                                      June 30, 2000
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                             $  5,999        $ 10     $   -0-    $  6,009
  U.S. Government Agencies
   and Corporations                                      18,030         -0-        (643)     17,387
                                                       --------        ----     -------    --------

    Total Held-to-Maturity Securities                    24,029          10        (643)     23,396
                                                       --------        ----     -------    --------

Investment Securities - Available-for-Sale
  U.S. Treasury Securities                               17,974          24         (50)     17,948
  U.S. Government Agencies
    and Corporations                                     92,238          11      (1,707)     90,542
  U.S. Government Agency Mortgage
    Backed Securities                                    11,934          10        (257)     11,687
  Obligations of States and Political Subdivisions          350         -0-          (2)        348
  Federal Reserve and Federal Home Loan Bank Stock        1,244         -0-         -0-       1,244
                                                       --------        ----     -------    --------

     Total Available-for-Sale Securities                123,740          45      (2,016)    121,769
                                                       --------        ----     -------    --------

        Total Investment Securities                    $147,769        $ 55     $(2,659)   $145,165
                                                       ========        ====     =======    ========

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $24,029,000 and the fair value of Total Available-for-Sale Securities of $121,769,000 are reflected in Investment Securities on the consolidated balance sheet as of June 30, 2000 for a total of $145,798,000. A net unrealized loss of $1,971,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

------

        A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                     June 30, 1999
                                                      ---------------------------------------------
                                                                   Gross        Gross
                                                      Amortized  Unrealized  Unrealized     Fair
                                                        Cost       Gains       Losses       Value
                                                      ---------  ----------  -----------  ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                            $   8,992       $ 100      $  -0-   $   9,092
  U.S. Government Agencies
   and Corporations                                      20,055         -0-        (263)     19,792
  Obligations of States and Political Subdivisions          289           2         -0-         291
                                                      ---------       -----      ------   ---------

    Total Held-to-Maturity Securities                    29,336         102        (263)     29,175
                                                      ---------       -----      ------   ---------

Investment Securities - Available-for-Sale
  U.S. Treasury Securities                               26,020         186         (22)     26,184
  U.S. Government Agencies
    and Corporations                                     65,598          34        (572)     65,060
  U.S. Government Agency Mortgage
    Backed Securities                                    15,509          52         (95)     15,466
  Obligations of States and Political Subdivisions          455           3         -0-         458
  Federal Reserve and Federal Home Loan Bank Stock        1,190         -0-         -0-       1,190
                                                      ---------       -----      ------   ---------

     Total Available-for-Sale Securities                108,772         275        (689)    108,358
                                                      ---------       -----      ------   ---------

       Total Investment Securities                    $ 138,108       $ 377      $ (952)  $ 137,533
                                                      =========       =====      ======   =========

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

NOTE 3 - Loans and Allowance for Loan Losses
------

        The book values of loans by major type follow (in thousands):

                                                       June 30,
                                              ---------------------------    December 31,
                                                 2000             1999           1999
                                                 ----             ----       ------------
Commercial                                    $166,919          $157,320       $156,847
Real Estate Mortgage                           127,421           111,323        120,596
Real Estate Construction                        49,339            37,968         43,875
Loans to Individuals                            34,049            32,894         34,261
Less:  Unearned Discount                           (87)             (293)          (165)
                                              --------          --------       --------
                                               377,641           339,212        355,414
Allowance for Loan Losses                       (6,899)           (4,895)        (5,169)
                                              --------          --------       --------

 Loans - Net                                  $370,742          $334,317       $350,245
                                              ========          ========       ========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

        Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                                      Six Months Ended June 30,       Year Ended
                                                     --------------------------      December 31,
                                                      2000               1999            1999
                                                     ------             ------       ------------
Balance, Beginning of Period                         $ 5,169            $ 4,724        $ 4,724
Provisions, Charged to Income                          1,728                638          1,001

Loans Charged-Off                                       (126)              (559)          (727)
Recoveries of Loans Previously
 Charged-Off                                             128                 92            171
                                                     -------            -------        -------

      Net Loans (Charged-Off) Recovered                    2               (467)          (556)
                                                     -------            -------        -------

Balance, End of Period                               $ 6,899            $ 4,895        $ 5,169
                                                     =======            =======        =======

        The provisions for loan losses charged to operating expenses during the six months ended June 30, 2000 and June 30, 1999 of $1,728,000 and $638,000,
respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1999, a provision of $1,001,000 was recorded.

        At June 30, 2000, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $5,392,000 (of which $5,392,000 were on non-accrual status). The related allowance for loan losses for these loans was $2,184,000. The average recorded investment in impaired loans during the six months ended June 30, 2000 was approximately $3,990,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment
------

        The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                              June 30,
                                                    ---------------------------      December 31,
                                                       2000               1999           1999
                                                     -------            --------     -----------
Land                                                 $ 2,320            $ 2,783        $ 2,320
Buildings and Improvements                             7,784              7,560          7,715
Furniture & Equipment                                  8,034              7,600          8,003
                                                     -------            -------        -------
        Total Cost                                    18,138             17,943         18,038

Less:  Accumulated Amortization and Depreciation      (9,734)            (8,979)        (9,476)
                                                     -------            -------        -------

        Net Book Value                               $ 8,404            $ 8,964        $ 8,562
                                                     =======            =======        =======

NOTE 5 - Other Real Estate
------

        The carrying value of other real estate is as follows (in thousands):

                                                              June 30,
                                                     ---------------------------      December 31,
                                                       2000               1999           1999
                                                     -------            --------     -----------
Other Real Estate                                    $ 1,343            $ 1,467        $ 1,947
                                                     =======            =======        =======

        There were direct writedowns of other real estate charged to income for the six months ended June 30, 2000 of $420,000. There were no direct writedowns of other real estate for the six months ended June 30, 1999 or for the year ended December 31, 1999.

NOTE 6 - Deposits
------

    The book values of deposits by major type follow (in thousands):

                                                        June 30,
                                                ----------------------    December 31,
                                                  2000          1999         1999
                                               ---------     ---------  -------------
Noninterest-Bearing Demand Deposits            $ 140,466     $ 128,753    $ 128,685
                                               ---------     ---------    ---------
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money Market Funds             160,085       156,658      154,304
  Savings                                         83,684        80,177       98,728
  Savings Certificates - Time                     64,656        53,242       58,973
  Certificates of Deposits $100,000 or more       53,552        34,290       39,078
  Other                                              778           778          778
                                               ---------     ---------    ---------
   Total                                         362,755       325,145      351,861
                                               ---------     ---------    ---------
       Total Deposits                          $ 503,221     $ 453,898    $ 480,546
                                               =========     =========    =========

NOTE 7 - Securities Sold Under Repurchase Agreements
------

    Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):


                                               Six Months Ended June 30,   Year Ended
                                               -------------------------   December 31,
                                                   2000          1999         1999
                                               ---------      ----------  ------------
Securities Sold Under Repurchase Agreements:
    Average                                     $ 22,437      $ 16,806     $ 20,488
    Period-End                                    19,052        20,340       28,091
    Maximum Month-End Balance During Period       25,019        20,340       30,309
Interest Rate
    Average                                         4.98%         3.77%        4.04%
    Period-End                                      6.06          3.83         3.38

    The Corporation, through one of its subsidiaries, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At June 30, 2000, the subsidiary had borrowed $10,000,000 bearing an interest rate of 6.77% and having a maturity of September 22, 2000. Also, at December 31, 1999, the subsidiary had borrowed $4,000,000 under the line of credit, bearing an interest rate of 5.43% and having a maturity of April 2000.

NOTE 8 - Notes Payable
------

On July 15, 1999, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 2000, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of June 30, 2000, no funds had been borrowed under these lines nor were outstanding.

NOTE 9 - Other Non-Interest Expense
------

   The significant components of other non-interest expense are as follows (in thousands):


                                     Six Months Ended June 30,     Year Ended
                                     --------------------------   December 31,
                                       2000               1999         1999
                                     -------            -------    -----------

Business Development                 $   360            $   269      $   602
Legal and Professional Fees              390                288          619
Printing and Supplies                    190                196          379
Regulatory Fees and Assessments          116                 91          183
Other                                  1,144                916        1,875
                                     -------            -------      -------

  Total                              $ 2,200            $ 1,760      $ 3,658
                                     =======            =======      =======

NOTE 10 - Income Taxes
-------

   Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                               June 30,
                                     --------------------------    December 31,
                                       2000               1999         1999
                                     -------            -------    ------------

Current Tax Asset (Liability)        $   (46)           $    38      $   (70)
Deferred Tax Asset                     3,030              1,517        2,257
                                     -------            -------      -------

  Total Included in Other Assets     $ 2,984            $ 1,555      $ 2,187
                                     =======            =======      =======

   The deferred tax asset at June 30, 2000 of $3,030,000 included $672,000 related to unrealized losses on Available-for-Sale Securities.

   The components of income tax expense were as follows (in thousands):


                                      Six Months Ended June 30,     Year Ended
                                     --------------------------    December 31,
                                       2000               1999         1999
                                     -------            -------    ------------

Federal Income Tax Expense
  Current                            $ 2,739            $ 2,391      $ 5,278
  Deferred (benefit)                    (713)              (115)        (385)
                                     -------            -------      -------

    Total Federal Income Tax Expense $ 2,026            $ 2,276      $ 4,893
                                     =======            =======      =======

    Effective Tax Rates                 34.8%              34.6%        34.7%
                                     =======            =======      =======

   The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):


                                      Six Months Ended June 30,     Year Ended
                                     --------------------------    December 31,
                                       2000               1999         1999
                                     -------            -------    ------------

Federal Income Taxes at Statutory
 Rate of 34.3%                       $ 2,000            $ 2,258      $ 4,847
Effect of Tax Exempt Interest Income      (4)                (6)         (12)
Non-deductible Expenses                   32                 25           64
Other                                     (2)                (1)          (6)
                                     -------            -------      -------

 Income Taxes Per Income Statement   $ 2,026            $ 2,276      $ 4,893
                                     =======            =======      =======

NOTE 10 - Income Taxes (con't)
-------


                                                       Six Months Ended June 30,        Year Ended
                                                       -------------------------       December 31,
                                                         2000              1999            1999
                                                       -------           -------       ------------
Federal Deferred Tax Assets:
 Allowance for Loan Losses                             $ 1,927           $ 1,221         $ 1,357
 Valuation Reserves - Other Real Estate                    144                 1             -0-
 Interest on Non-accrual Loans                             214               173             189
 Deferred Compensation                                     463               417             458
 Unrealized Losses on Available-for-Sale Securities        672               141             611
 Other                                                       7                16              19
                                                       -------           -------         -------

 Gross Federal Deferred Tax Assets                       3,427             1,969           2,634
                                                       -------           -------         -------

Federal Deferred Tax Liabilities:
 Depreciation and Amortization                             312               297             321
 Accretion                                                  85                45              56
 Other                                                     -0-               110             -0-
                                                       -------           -------         -------

 Gross Federal Deferred Tax Liabilities                    397               452             377
                                                       -------           -------         -------

 Net Deferred Tax Asset                                $ 3,030           $ 1,517         $ 2,257
                                                       =======           =======         =======

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

     At June 30, 2000, outstanding documentary and standby letters of credit totaled $3,697,000 and commitments to extend credit totaled $137,012,000.

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1999, and the six months ended June 30, 2000.

NOTE 13 - Stock Option Plans (con't)
-------

     The following is a summary of transactions during the periods presented:

                                             Shares Under Option
                                     -----------------------------------
                                       Six Months
                                         Ended            Year Ended
                                     June 30, 2000    December 31, 1999
                                     ---------------  ------------------
Outstanding, Beginning of Period         445,497           461,717
Additional Options Granted During
  the Period                              10,000            49,500
Forfeited During the Period              (17,500)           (2,400)
Exercised During the Period              (71,238)          (63,320)
                                         -------           -------

  Outstanding, End of Period             366,759           445,497
                                         =======           =======

     Options outstanding at June 30, 2000 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $9.70 and 284,927 shares exercisable. At June 30, 1999, there remained 490,300 shares reserved for future grants of options under the 1997 Plan. There are no shares available for grant under the 1993 Plan.

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

     For the first six months of 2000, the Corporation expensed $186,000 in support of the plan.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $94,000 and $103,000 during the first six months of 2000 and 1999, respectively, and $223,000 for the year 1999.

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

                                               June 30,
                                       ----------------------   December 31,
                                          2000        1999          1999
                                          ----        ----      ------------

Net income                             $    3,797  $    4,307    $    9,222
                                       ==========  ==========    ==========
Weighted average number of common
 shares used in Basic EPS               6,373,667   6,439,205     6,410,762
Effect of dilutive stock options          156,947     249,749       244,787
                                       ----------  ----------    ----------
Weighted number of common shares
 and dilutive potential common
 stock used in Diluted EPS              6,530,614   6,688,954     6,655,549
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

  The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                               June 30,
                                         --------------------
                                           2000         1999
                                         --------    --------

Financial Instruments Whose
  Contract Amounts Represent
     Credit Risk:
     Commitments to Extend Credit        $137,012    $118,199

     Documentary and Standby
     Letters of Credit                      3,697       4,032

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

     In the six months of 2000, 80,207 shares were purchased by the Corporation through a similar repurchase plan through the open market.

NOTE 20 - Subsequent Event
-------

     On July 18, 2000, the Board of Directors of the Corporation approved a quarterly dividend of $.10 per share to be paid on August 15, 2000 to shareholders of record on August 1, 2000.

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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                            June 30,
                                           ------------------------------------------
                                                   2000                  1999
                                           ------------------    --------------------
                                           Carrying      Fair    Carrying      Fair
                                            Amount      Value     Amount      Value
                                            ------      -----     ------      -----
Financial Assets
     Cash and due from banks               $ 27,577   $ 27,577   $ 23,117   $ 23,117
     Federal funds sold                      19,245     19,245      8,980      8,980
     Securities                             145,798    145,165    137,694    137,533
     Loans                                  377,641    373,696    339,212    340,327
     Reserve for loan losses                 (6,899)    (6,899)    (4,895)    (4,895)

Financial Liabilities
     Deposits                               503,221    502,835    453,898    454,166
     Securities sold under repurchase
      agreements                             29,052     29,052     20,340     20,340
     Note Payable                               -0-        -0-        250        250

Off-balance Sheet Financial Instruments
     Loan commitments                                  137,012               118,199
     Letters of credit                                   3,697                 4,032

NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                           For the Six Months Ended June 30,
                                           ---------------------------------        Year Ended
                                                 2000            1999            December 31, 1999
                                                 ----            ----            -----------------
     Net Income                                $ 3,797          $ 4,307               $ 9,222
     Other Comprehensive Income:
       Unrealized loss on securities
       available-for-sale, net of tax             (112)            (833)               (1,746)
                                               -------          -------               -------

         Comprehensive Income                  $ 3,685          $ 3,474               $ 7,476
                                               =======          =======               =======

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Summary
-------

     Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes .

Net income for the second quarter of 2000 was $1,347,000, or $.21 diluted earnings per share, compared with $2,211,000, or $.33 diluted earnings per share, for the second quarter of 1999. Net income for the first six months of 2000 was $3,797,000, or $.58 diluted earnings per share, compared with $4,307,000, or $.64 diluted earnings per share, for the first six months of the prior year. On a per share basis, diluted earnings per shares decreased 36.4% over the second quarter of the prior year. Per share amounts are based on average shares outstanding of 6,530,614 for the first six months of 2000 and 6,688,954 for the comparable period of 1999 adjusted to reflect stock options granted.

     Outstanding loans at June 30, 2000 of $ 377.6 million represented an increase of $38.4 million, or 11.3%, over June 30,1999 and an increase of $22.2 million, or 6.3%, from December 31, 1999.

     Total deposits at June 30, 2000 of $503.2 million represented an increase of $49.3 million, or 10.9%, over June 30,1999 and an increase of $22.7 million, or 4.7%, from December 31, 1999.

     In the second quarter, net interest income increased 8.3% over the previous year. The Provision for Loan Losses increased $1,078,000 in the quarter over the same period of the prior year. Non-interest expense increased $771,000 or 21.0% in the second quarter over that of the same period in the prior year and included an increase in Other Real Estate Owned expense of $370,000.

     The following table summarizes the Corporation's performance for the three months and six months ended June 30, 2000 and 1999 (tax equivalent basis and dollars in thousands).

                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                           ------------------     ----------------
                                             2000       1999       2000       1999
                                             ----       ----       ----       ----
Interest Income                            $11,554     $9,725    $22,707    $19,124
Interest Expense                             4,443      3,157      8,534      6,411
                                           -------     ------    -------    -------

 Net Interest Income                         7,111      6,568     14,173     12,713
Provision for Loan Loss                      1,496        418      1,728        638
                                           -------     ------    -------    -------

 Net Interest Income After
   Provision for Loan Loss                   5,615      6,150     12,445     12,075
Non-Interest Income                            918        902      1,826      1,933
Non-Interest Expense                         4,449      3,678      8,442      7,416
                                           -------     ------    -------    -------

 Income Before Income Tax                    2,084      3,374      5,829      6,592
Income Tax Expense                             737      1,163      2,032      2,285
                                           -------     ------    -------    -------

   Net Income                              $ 1,347     $2,211    $ 3,797    $ 4,307
                                           =======     ======    =======    =======

Net Income per Share-
 Basic                                     $   .22     $  .34    $   .60    $   .67
 Diluted                                       .21        .33        .58        .64

Return on Average Assets                       .95%      1.71%      1.34%      1.67%

Return on Average Stockholders' Equity       10.81%     18.89%     15.40%     18.59%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

  The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 2000 and 1999 (rates on tax equivalent basis).

                                                              Three Months Ended June 30,
                                         --------------------------------------------------------------------
                                                       2000                               1999
                                         --------------------------------   ---------------------------------
                                          Average               Average      Average               Average
                                         Balances    Interest  Yield/Rate   Balances    Interest  Yield/Rate
                                         ---------   --------  ----------   ---------   --------  -----------
                                                               (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time      $ 13,986    $   219        6.30%   $ 12,930     $  156        4.84%
  Investment Securities (Taxable)          147,212      2,291        6.26     138,384      2,019        5.85
  Investment Securities (Tax-exempt)           350          7        7.62         745         13        7.11
  Loans, Net of Unearned Discount/(1)/     373,251      9,037        9.74     330,685      7,537        9.14
                                          --------    -------                --------     ------
   Total Earning Assets                    534,799     11,554        8.69     482,744      9,725        8.08
                                                      -------                             ------

Non-interest Earning Assets:
  Cash and Due From Banks                   24,250                             23,095
  Other Assets                              19,488                             18,850
  Allowance for Loan Losses                 (5,524)                            (4,720)
                                          --------                           --------
   Total Assets                           $573,013                           $519,969
                                          ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
   Accounts and Money Market Funds        $160,178      1,538        3.86    $153,200      1,188        3.11
  Savings                                   89,170      1,029        4.64      82,527        792        3.85
  Savings Certificates                      61,397        825        5.40      52,674        597        4.54
  Certificates of Deposit
   $100,000 or more                         47,636        670        5.66      34,722        413        4.77
  Other Time                                   778         11        5.56         778         10        5.05
  Other Borrowings                          26,182        370        5.69      16,569        157        3.80
                                          --------    -------                --------     ------
   Total Interest-Bearing Liabilities      385,341      4,443        4.64     340,470      3,157        3.72
                                                      -------                             ------

Non-interest Bearing Liabilities:
  Demand Deposits                          136,250                            130,200
  Other Liabilities                          1,347                              2,735
  Shareholders' Equity                      50,075                             46,564
                                          --------                           --------
   Total Liabilities and
    Shareholders' Equity                  $573,013                           $519,969
                                          ========                           ========
Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                          $ 7,111        5.35                 $6,568        5.46
                                                      =======                             ======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the six months ended June 30, 2000 and 1999 (rates on tax equivalent basis).

                                                             Six Months Ended June 30,
                                         --------------------------------------------------------------------
                                                       2000                               1999
                                         --------------------------------   ---------------------------------
                                          Average               Average      Average               Average
                                         Balances    Interest  Yield/Rate   Balances    Interest  Yield/Rate
                                         ---------   --------  ----------   ---------   --------  -----------
                                                               (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time      $ 13,527    $   403        6.00%   $ 19,135    $   459        4.82%
  Investment Securities (Taxable)          147,807      4,570        6.22     141,868      4,091        5.82
  Investment Securities (Tax-exempt)           421         16        7.45         817         28        7.08
  Loans, Net of Unearned Discount/(1)/     369,001     17,718        9.66     321,058     14,546        9.14
                                          --------    -------                --------    -------
   Total Earning Assets                    530,756     22,707        8.60     482,878     19,124        7.99
                                                      -------                            -------

Non-interest Earning Assets:
  Cash and Due From Banks                   24,182                             23,186
  Other Assets                              19,391                             18,870
  Allowance for Loan Losses                 (5,416)                            (4,754)
                                          --------                           --------
   Total Assets                           $568,913                           $520,180
                                          ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
   Accounts & Money Market Funds          $160,012      2,970        3.73    $153,973      2,400        3.14
  Savings                                   92,614      2,088        4.53      82,723      1,607        3.92
  Savings Certificates                      60,003      1,552        5.20      52,949      1,211        4.61
  Certificates of Deposit
   $100,000 or more                         43,456      1,182        5.47      35,407        856        4.88
  Other Time                                   778         21        5.47         778         20        5.13
  Other Borrowings                          27,832        721        5.21      16,900        317        3.78
                                          --------    -------                --------    -------
   Total Interest-Bearing Liabilities      384,695      8,534        4.46     342,730      6,411        3.77
                                                      -------                            -------

Non-interest Bearing Liabilities:
  Demand Deposits                          133,224                            128,363
  Other Liabilities                          1,403                              2,548
  Shareholders' Equity                      49,591                             46,539
                                          --------                           --------
   Total Liabilities and
    Shareholders' Equity                  $568,913                           $520,180
                                          ========                           ========

Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                          $14,173        5.37                $12,713        5.31
                                                      =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in both years.

Net Interest Income
-------------------

   Net interest income (tax equivalent) for the second quarter of 2000 was $ 7,111,000 which represented an increase of $543,000, or 8.3%, over the second quarter of 1999. This increase was heavily contributed to by a 12.9% increase in average loans for the second quarter of 2000 versus the same quarter last year.

   The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended June 30, 2000 and 1999.

                                                    ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                             (Dollars in Thousands)

                                       2nd Qtr. 2000 vs. 2nd Qtr. 1999    Six Months 2000 vs. Six Months 1999
                                              Increase (Decrease)                 Increase (Decrease)
                                              Due to Changes in:                   Due to Changes in:
                                       --------------------------------   -------------------------------------
                                         Volume       Rate      Total       Volume         Rate       Total
                                       ----------   --------  ---------   -----------   ----------  -----------
Interest Earning Assets:
 Federal Funds Sold                        $   13      $   50   $    63       $  (277)      $  221      $  (56)
 Investment Securities (Taxable)              130         142       272           181          298         479
 Investment Securities (Tax-exempt)           (12)          6        (6)          (16)           4         (12)
 Loans, Net of Unearned Discount              993         507     1,500         2,297          875       3,172
                                           ------      ------   -------       -------      -------     -------

 Total Interest Income                      1,124         705     1,829         2,185        1,398       3,583
                                           ------      ------   -------       -------      -------     -------

Interest-Bearing Liabilities:
 Deposits                                     361         712     1,073           623        1,096       1,719
 Other Borrowings                             115          98       213           255          149         404
                                           ------      ------   -------       -------      -------     -------

 Total Interest Expense                       476         810     1,286           878        1,245       2,123
                                           ------      ------   -------       -------      -------     -------

Net Interest Income                        $  648      $ (105)  $   543       $ 1,307      $   153     $ 1,460
                                           ======      ======   =======       =======      =======     =======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

   The Corporation's allowance for loan losses was $6,899,000 or 1.83% of total loans, as of June 30, 2000 compared to $4,895,000, or 1.44% of total loans, as of June 30,1999.

   Transactions in the provision for loan losses are summarized as follows (in thousands):

                                         Three Months Ended          Six Months Ended
                                               June 30,                  June 30,
                                        --------------------    --------------------------
                                           2000         1999       2000               1999
                                        -------      -------    -------            -------
Balance, Beginning of Period            $ 5,440      $ 4,749    $ 5,169            $ 4,724
Provisions, Charged to Income             1,496          418      1,728                638

Loans Charged-Off                           (95)        (325)      (126)              (559)
Recoveries of Loans Previously
      Charged-Off                            58           53        128                 92
                                        -------      -------    -------            -------

           Net Loans (Charged-Off)
                 Recovered                  (37)        (272)         2               (467)
                                        -------      -------    -------            -------

Balance, End of Period                  $ 6,899      $ 4,895    $ 6,899            $ 4,895
                                        =======      =======    =======            =======

     For the six months ended June 30, 2000 and 1999, net charge-offs (recoveries) were (.00)% and .14% of loans, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                       June 30,    March 31,    December 31,  September 30,   June 30,
                                         2000        2000           1999          1999          1999
                                       --------    ---------    ------------  -------------   --------
Non-Accrual Loans                       $5,440       $2,518        $2,450         $2,899       $2,952
Renegotiated Loans                           1            2             3            -0-          -0-
Other Real Estate Owned                  1,343        1,945         1,947          1,494        1,467
                                        ------       ------        ------         ------       ------

  Total Non-Performing Assets           $6,784       $4,465        $4,400         $4,393       $4,419
                                        ======       ======        ======         ======       ======

                                       June 30,    March 31,    December 31,  September 30,   June 30,
                                         2000        2000           1999          1999          1999
                                       --------    ---------    ------------  -------------   --------
As a Percent of:
 Total Assets                             1.16%         .77%          .78%           .80%         .84%
 Total Loans and Other Real Estate        1.79         1.20          1.23           1.26         1.30

Loans Past Due 90 days or
 More and Still Accruing                $  -0-       $  105        $  -0-         $  -0-       $   17

     Non-accrual loans to total loans were 1.44% at June 30, 2000 and non-performing assets were 1.79% of loans and other real estate owned at the same date.

     As of June 30, 2000, the Company had two large credits that were on non-accrual loan status and represented 90% of the Company's non-performing loans. The first with a balance of approximately $1.5 million has been on non-accrual status since the second quarter of 1998. The balance of this loan has been reduced from approximately $2.1 million as the borrower has continued to make monthly payments. These payments, principal and interest, have reduced the balance. The second large credit was placed on non-accrual status in the second quarter. This loan has a balance of approximately $3.4 million and some amount of charge-off is expected on this credit before year-end.

     The balance of Other Real Estate Owned as of June 30, 2000, was $1,343,000. In the second quarter the Company wrote-down (expensed) $412,000 of one property, added a second property with a value of $230,000 and sold a property that had a value of $425,000. The write-down of the first property resulted in a carrying value of approximately $1.0 million for that property. This property, which was foreclosed in early 1999 after being constructed, had an original value of $1.6 million and is being aggressively marketed.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                       June 30,    March 31,    December 31,  September 30,   June 30,
                                         2000        2000           1999          1999          1999
                                       --------    ---------    ------------  -------------   --------

Non-Performing Loans                    $ 5,441     $ 2,520        $ 2,453         $2,899      $2,952
Criticized Loans                         13,064      12,367         11,804          9,196       9,755
Allowance for Loan Losses                 6,899       5,440          5,169          5,044       4,895
Allowance for Loan Losses
  as a Percent of:
    Non-Performing Loans                    127%        216%           211%           174%        166%
    Criticized Loans                         53          44             44             55          50

Non-interest Income
-------------------

  The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                              Three Months Ended            Six Months Ended
                                                    June 30,                     June 30,
                                          --------------------------    --------------------------
                                           2000      1999  % Change      2000     1999   % Change
                                          -----     -----  ---------    ------   ------ ----------
Service Charges on Deposit Accounts       $ 488     $ 489       (.2)%   $  970   $  967        .3%
Non-recurring Income                          4        46     (91.3)        65      244     (73.4)
Other Non-interest Income                   426       367      16.1        791      722       9.6
                                          -----     -----     -----     ------   ------     -----

  Total Non-interest Income               $ 918     $ 902       1.8     $1,826   $1,933      (5.5)
                                          =====     =====               ======   ======

     Non-recurring income is primarily interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years. The increase in other non-interest income in the second quarter of 2000 is primarily due to increases in mortgage brokerage/origination fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                      Three Months Ended June 30,         Six Months Ended June 30,
                                     ----------------------------       ---------------------------
                                      2000     1999     % Change         2000     1999    % Change
                                     ------   ------   ----------       ------   ------  ----------
Salaries & Employee Benefits         $2,332   $2,350        (.8)%       $4,689   $4,491        4.4%
Occupancy Expense - Net                 247      305      (19.0)           505      550       (8.2)
Furniture and Equipment Expense         354      307       15.3            692      590       17.3
Other Real Estate Expense - Net         368       (2)        --            356       25         --
Other Expenses:
 Business Development                   184      145       26.9            360      269       33.8
 Insurance - Other                       25       36      (30.6)            52       71      (26.8)
 Legal & Professional Fees              202      121       66.9            390      288       35.4
 Taxes - Other                           44       47       (6.4)           100      112      (10.7)
 Postage & Courier                       82       80        2.5            165      158        4.4
 Printing & Supplies                     90       91       (1.1)           190      196       (3.1)
 Regulatory Fees & Assessments           56       45       24.4            116       91       27.5
 Other Operating Expenses               465      153      203.9            827      575       43.8
                                     ------   ------                    ------   ------

   Total Other Expenses               1,148      718       59.9          2,200    1,760       25.0
                                     ------   ------                    ------   ------

   Total Non-interest Expense        $4,449   $3,678       21.0         $8,442   $7,416       13.8
                                     ======   ======                    ======   ======

     Total non-interest expense increased 21.0% in the second quarter of 2000 over 1999, reflecting increases primarily in furniture and equipment expense, other real estate expense, business development expense, and legal and professional expense. As a percent of average assets, non-interest expenses were 3.18% in the second quarter of 2000 and 2.84% in the same period of 1999. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 55.88% for the second quarter of 2000.

     The increase in the second quarter in Other Real Estate Expense reflects the write-down of the carrying value of foreclosed real property and is net of a gain on sale of another property of approximately $77,000.

     The increase in furniture and fixtures primarily is a result of an increase in equipment maintenance expense.

     An increase in advertising expense and customer relations expense is reflected in the increase in business development expenses.

     Legal and Profession Fees increased in the second quarter 2000 over the prior year because of increases in attorney fees related to credit issues and consultant fees related to new product development.

     Other Operating Expenses in the second quarter of 1999 were somewhat lower than normal due to decreases in various miscellaneous operating expenses.

Interest Rate Sensitivity
-------------------------

    Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

    The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 2000 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                   Total       Repriced
                                                                                   Rate         After
                                          Matures or Reprices within:            Sensitive    1 Year or
                                  ------------------------------------------
                                     30 Days          31-180        181 to       One Year    Non-interest
                                     or Less           Days        One Year       or Less     Sensitive      Total
                                  -------------    ------------    ---------    ----------   ------------  ---------
Earning Assets:
  Loans                                $207,490        $ 21,351     $ 19,367      $248,208       $129,433   $377,641
  Investment Securities                   2,887          11,949       12,355        27,191        118,607    145,798
  Federal Funds Sold                     19,245             -0-          -0-        19,245            -0-     19,245
                                       --------        --------     --------      --------       --------   --------

   Total Earning Assets                 229,622          33,300       31,722       294,644        248,040    542,684
                                       --------        --------     --------      --------       --------   --------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                243,769             -0-          -0-       243,769            -0-    243,769
  Certificate of Deposits
    >$100,000                             7,221          24,760       14,345        46,326          7,226     53,552
  Other Time Deposits                     5,928          23,712       18,897        48,537         16,897     65,434
  Short Term Borrowings                  29,052             -0-          -0-        29,052            -0-     29,052
                                       --------        --------     --------      --------       --------   --------

   Total Interest Bearing
    Liabilities                         285,970          48,472       33,242       367,684         24,123    391,807
                                       --------        --------     --------      --------       --------   --------

Interest Sensitivity
 Gap                                   $(56,348)       $(15,172)    $ (1,520)     $(73,040)      $223,917   $150,877
                                       ========        ========     ========      ========       ========   ========
Cumulative Gap                         $(56,348)       $(71,520)    $(73,040)
                                       ========        ========     ========

Cumulative Gap to
 Total Earning Assets                     (10.4%)         (13.2%)      (13.5%)

Cumulative Gap to
 Total Assets                              (9.6%)         (12.2%)      (12.5%)

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

    As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year
of (12.5%) was reversed to a positive 7.3%   "beta adjusted" gap position.

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

    The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2000, the Corporation's Tier I capital represented 13.19% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.44 % of risk weighted assets. Both ratios are well above current regulatory guidelines.

    Also, as of June 30, 2000, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

The Corporation and Subsidiary Banks' regulatory capital positions as of June 30, 2000, were as follows:

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                 For Capital           Prompt Corrective
                                                 Actual       Adequacy Purposes        Action Provisions
                                             --------------   -----------------        ------------------
                                             Amount   Ratio   Amount      Ratio        Amount       Ratio
                                             ------   -----   ------      -----        ------       -----
CONSOLIDATED:
As of June 30, 2000
Total Capital (to Risk Weighted Assets)      $56,194  14.44%  $31,132     8.0%
Tier I Capital (to Risk Weighted Assets)      51,331  13.19    15,566     4.0
Tier I Capital (to Average Assets)            51,331   8.96    17,187     3.0

SUMMIT NATIONAL BANK:
As of June 30, 2000
Total Capital (to Risk Weighted Assets)      $22,527  14.75%  $12,218     8.0%        $15,273        10.0%
Tier I Capital (to Risk Weighted Assets)      20,658  13.50     6,109     4.0           9,164         6.0
Tier I Capital (to Average Assets)            20,658   8.84     6,997     3.0          11,662         5.0

SUMMIT COMMUNITY BANK, N.A.:
As of June 30, 2000
Total Capital (to Risk Weighted Assets)      $29,710  12.78%  $18,598     8.0%        $23,247        10.0%
Tier I Capital (to Risk Weighted Assets)      26,804  11.53     9,299     4.0          13,948         6.0
Tier I Capital (to Average Assets)            26,804   7.97    10,089     3.0          16,816         5.0

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

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Corporation's annual shareholders' meeting, held on April 18, 2000, the shareholders of the Corporation:

          . ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 2000. The shareholder vote in this matter was 5,585,123 for, 8,600 against, and 2 abstaining.

          . elected the Board of Directors, consisting of ten (10) persons. The following directors, constituting the entire Board of Directors, were elected:

                                          For       Against         Abstain
                                       ---------    -------         -------
               D. Jerrell Farr         5,561,625       200           31,900
               Elliott S. Garsek       5,561,825                     31,900
               Ronald J. Goldman       5,560,425     1,400           31,900
               F.S. Gunn               5,561,825                     31,900
               Jeffrey M. Harp         5,479,393    82,432           31,900
               Robert L. Herchert      5,561,625       200           31,900
               William W. Meadows      5,561,825                     31,900
               James L. Murray         5,561,825                     31,900
               Philip E. Norwood       5,479,393    82,432           31,900
               Byron B. Searcy         5,561,825                     31,900

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          11   Computation of Earnings Per Common Share

          27   Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the period ending June 30, 2000

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUMMIT BANCSHARES, INC.
                                            Registrant



Date:   July 27, 2000               By: /s/  Philip E. Norwood
        -------------                  ------------------------------------

                                    Philip E. Norwood, Chairman



Date:   July 27, 2000               By: /s/  Bob G. Scott
       --------------                  ------------------------------------

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