Form 10-Q
period 2000-09-30
SUMMIT BANCSHARES INC /TX/
filed 2000-11-13
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



      Mark One

      [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2000; or

      [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition period from                  to                  .
                                          ----------------     ----------------


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


                                  No Change
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

The number of shares of common stock, $1.25 par value, outstanding at September 30, 2000 was 6,354,678 shares.

                            SUMMIT BANCSHARES, INC.


                                     INDEX

PART I - FINANCIAL INFORMATION                                                         Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2000
         and 1999 and at December 31, 1999                                                    4

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2000 and 1999
         and for the Year Ended December 31, 1999                                           5-6

         Consolidated Statements of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 2000
         and 1999 and for the Year Ended December 31, 1999                                    7

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999 and for
         the Year Ended December 31, 1999                                                     8

         Notes to Consolidated Financial Statements for the Nine
         Months Ended September 30, 2000 and 1999 and for the
         Year Ended December 31, 1999                                                      9-20

The September 30, 2000 and 1999 and the December 31, 1999 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Nine Months
         Ended September 30, 2000 and 1999                                                21-28


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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1 - Financial Statements
-----------------------------

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)                   (Unaudited)
                                                                                     September 30,                  December 31,
                                                                               ----------------------------
                                                                                 2000                1999               1999
                                                                               --------            --------           --------
ASSETS                                                                                (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                               $ 26,614            $ 21,982           $ 19,092
FEDERAL FUNDS SOLD & DUE FROM TIME                                               29,165              14,135             18,012
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                   123,882             126,461            129,116
 Securities Held-to-Maturity, at cost (fair value of $22,673,000                 23,025              29,329             27,324
   $28,956,000, and $26,739,000 September 30, 2000 and 1999
   and December 31, 1999, respectively)
LOANS - NOTE 3 AND 11
  Loans, Net of Unearned Discount                                               379,259             344,952            355,414
      Allowance for Loan Losses                                                  (6,918)             (5,044)            (5,169)
                                                                               --------            --------           --------
                LOANS, NET                                                      372,341             339,908            350,245

PREMISES AND EQUIPMENT - NOTE 4                                                   8,218               8,926              8,562
ACCRUED INCOME RECEIVABLE                                                         5,136               4,410              4,503
OTHER REAL ESTATE - NOTE 5                                                        1,329               1,494              1,947
OTHER ASSETS                                                                      6,592               5,671              5,985
                                                                               --------            --------           --------
                TOTAL ASSETS                                                   $596,302            $552,316           $564,786
                                                                               ========            ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                   $137,721            $135,973           $128,685
  Interest-Bearing                                                              383,876             336,633            351,861
                                                                               --------            --------           --------
                TOTAL DEPOSITS                                                  521,597             472,606            480,546

SHORT TERM BORROWINGS - NOTE 7                                                   18,671              28,310             32,091
ACCRUED INTEREST PAYABLE                                                          1,010                 560                576
OTHER LIABILITIES                                                                 2,416               2,877              2,864
                                                                               --------            --------           --------
                TOTAL LIABILITIES                                               543,694             504,353            516,077
                                                                               --------            --------           --------
COMMITMENTS AND CONTINGENCIES - NOTE 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized;
   6,354,678, 6,422,497 and 6,361,247 shares issued and outstanding
   at September 30, 2000 and 1999 and at December 31, 1999, respectively          7,943               8,028              7,952
  Capital Surplus                                                                 6,649               6,452              6,469
  Retained Earnings                                                              38,652              34,633             35,474
  Accumulated Other Comprehensive Income - Unrealized Loss
    on Available-for-Sale Investment Securities, Net of Tax                        (636)               (571)            (1,186)
  Treasury Stock at Cost (30,700 shares at September 30, 1999)                      -0-                (579)               -0-
                                                                               --------            --------           --------
                TOTAL SHAREHOLDERS' EQUITY                                       52,608              47,963             48,709
                                                                               --------            --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $596,302            $552,316           $564,786
                                                                               ========            ========           ========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               (Unaudited)                         (Unaudited)
                                                                        For the Nine Months Ended                  Year Ended
                                                                               September 30,                       December 31,
                                                                      ------------------------------
                                                                        2000                  1999                     1999
                                                                      --------              --------                 --------
                                                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                          $ 27,178              $ 22,387                 $ 30,620
  Interest and Dividends on Investment Securities:
    Taxable                                                              6,892                 6,313                    8,495
    Exempt from Federal Income Taxes                                        14                    27                       35
  Interest on Federal Funds Sold and Due From Time                         847                   610                    1,082
                                                                      --------              --------                 --------
               TOTAL INTEREST INCOME                                    34,931                29,337                   40,232
                                                                      --------              --------                 --------
INTEREST EXPENSE
  Interest on Deposits                                                  12,381                 9,307                   12,837
  Interest on Short Term Borrowings                                      1,138                   551                      926
  Interest on Note Payable                                                 -0-                     5                        9
                                                                      --------              --------                 --------
               TOTAL INTEREST EXPENSE                                   13,519                 9,863                   13,772
                                                                      --------              --------                 --------
               NET INTEREST INCOME                                      21,412                19,474                   26,460

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                 2,305                   778                    1,001
                                                                      --------              --------                 --------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                19,107                18,696                   25,459
                                                                      --------              --------                 --------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                   1,475                 1,489                    2,002
  Loss on Sale of Investment Securities                                    -0-                   -0-                       (3)
  Other Income                                                           1,269                 1,338                    1,881
                                                                      --------              --------                 --------
               TOTAL NON-INTEREST INCOME                                 2,744                 2,827                    3,880
                                                                      --------              --------                 --------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                               7,044                 6,801                    9,226
  Occupancy Expense - Net                                                  750                   825                    1,031
  Furniture and Equipment Expense                                        1,048                   904                    1,202
  Other Real Estate Owned Expense - Net                                    384                    15                      107
  Other Expense - NOTE 9                                                 2,924                 2,753                    3,658
                                                                      --------              --------                 --------
               TOTAL NON-INTEREST EXPENSE                               12,150                11,298                   15,224
                                                                      --------              --------                 --------
               INCOME BEFORE INCOME TAXES                                9,701                10,225                   14,115

APPLICABLE INCOME TAXES - NOTE 10                                        3,364                 3,535                    4,893
                                                                      --------              --------                 --------
               NET INCOME                                             $  6,337              $  6,690                 $  9,222
                                                                      ========              ========                 ========
               NET INCOME PER SHARE - NOTE 15
                       Basic                                          $   1.00              $   1.04                 $   1.44
                       Diluted                                            0.97                  1.00                     1.39

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           (Unaudited)
                                                                                    For the Three Months Ended
                                                                                           September 30,
                                                                               -------------------------------------
                                                                                  2000                      1999
                                                                               -----------               -----------
                                                                               (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                       $ 9,460                  $ 7,841
  Interest and Dividends on Investment Securities:
     Taxable                                                                         2,322                    2,222
     Exempt from Federal Income Taxes                                                    4                        8
  Interest on Federal Funds Sold and Due From Time                                     444                      151
                                                                               -----------               -----------
               TOTAL INTEREST INCOME                                                12,230                   10,222
                                                                               -----------               -----------
INTEREST EXPENSE
  Interest on Deposits                                                               4,568                    3,213
  Interest on Short Term Borrowings                                                    417                      237
  Interest on Note Payable                                                             -0-                        2
                                                                               -----------               -----------
               TOTAL INTEREST EXPENSE                                                4,985                    3,452
                                                                               -----------               -----------
               NET INTEREST INCOME                                                   7,245                    6,770

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                               577                      140
                                                                               -----------               -----------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                             6,668                    6,630
                                                                               -----------               -----------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                                 505                      522
  Other Income                                                                         413                      372
                                                                               -----------               -----------
               TOTAL NON-INTEREST INCOME                                               918                      894
                                                                               -----------               -----------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                                           2,355                    2,310
  Occupancy Expense - Net                                                              245                      275
  Furniture and Equipment Expense                                                      356                      314
  Other Real Estate Owned Expense - Net                                                 28                      (10)
  Other Expense                                                                        724                      993
                                                                               -----------               -----------
               TOTAL NON-INTEREST EXPENSE                                            3,708                    3,882
                                                                               -----------               -----------
               INCOME BEFORE INCOME TAXES                                            3,878                    3,642

APPLICABLE INCOME TAXES - NOTE 10                                                    1,338                    1,259
                                                                               -----------               -----------
               NET INCOME                                                          $ 2,540                  $ 2,383
                                                                               ===========               ===========
               NET INCOME PER SHARE  - NOTE 15
                       Basic                                                       $  0.40                  $  0.37
                       Diluted                                                        0.39                     0.36

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                   AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (Unaudited)


                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                         Income - Net
                                                                                        Unrealized Gain                  Total
                                       Common Stock                                        (Loss) on                     Share-
                                  ----------------------      Capital       Retained       Investment       Treasury     Holder's
                                  Shares          Amount      Surplus       Earnings       Securities        Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 1999                  6,471,827       $ 8,090     $6,329        $ 31,271       $   560          $   (15)       $46,235
Stock Options Exercised             56,670            71        123                                                           194
Purchases of Stock Held
  in Treasury                                                                                               (2,481)        (2,481)
Retirement of Stock Held
  in Treasury                     (106,000)         (133)                    (1,784)                         1,917            -0-
Cash Dividend
  $.24 Per Share                                                             (1,544)                                       (1,544)
Net Income for the
  Nine Months Ended
  September 30, 1999                                                          6,690                                         6,690
Securities Available-
  for-Sale Adjustment                                                                      (1,131)                         (1,131)
                                                                                                                          -------
    Total Comprehensive
    Income NOTE 22                                                                                                          5,559
                                 ---------       -------   --------         -------        ------         --------        -------
BALANCE AT
September 30, 1999               6,422,497         8,028      6,452          34,633          (571)            (579)        47,963
Stock Options Exercised              6,650             8         17                                                            25
Purchases of Stock Held
  in Treasury                                                                                                 (688)          (688)
Retirement of Stock Held
  in Treasury                      (67,900)          (84)                    (1,183)                         1,267            -0-
Cash Dividend -
  $.08 Per Share                                                               (508)                                         (508)
Net Income for the Three Months
  Three Months Ended
   December 31, 1999                                                          2,532                                         2,532
Securities Available-
  for-Sale Adjustment                                                                        (615)                           (615)
Total Comprehensive                                                                                                       -------
  Income NOTE 22                                                                                                            1,917
                                 ---------       -------   --------         -------        ------         --------        -------
BALANCE AT
December 31, 1999                6,361,247         7,952      6,469          35,474        (1,186)             -0-         48,709
Stock Options Exercised             73,638            91        180                                                           271
Purchases of Stock Held
  in Treasury                                                                                               (1,348)        (1,348)
Retirement of Stock
  in Treasury                      (80,207)         (100)                    (1,248)                         1,348            -0-
Cash Dividend -
  $.30 Per Share                                                             (1,911)                                       (1,911)
Net Income for the
  Nine Months Ended
  September 30, 2000                                                          6,337                                         6,337
Securities Available-
  for-Sale Adjustment                                                                         550                             550
Total Comprehensive                                                                                                       -------
  Income NOTE 22                                                                                                            6,887
                                 ---------       -------   --------         -------        ------         --------        -------
BALANCE AT
September 30, 2000               6,354,678       $ 7,943   $  6,649         $38,652        $ (636)             -0-        $52,608
                                 =========       =======   ========         =======        ======         ========        =======

The accompanying Notes should be read with these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                   AND FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                                 (Unaudited)          (Unaudited)
                                                                            For Nine Months Ended     Year Ended
                                                                                September 30,        December 31,
                                                                          -----------------------
                                                                             2000        1999            1999
                                                                          --------- -------------    -----------
                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $  6,337   $  6,690          $  9,222
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                             788        808             1,081
    Net Premium Amortization (Accretion)
      of Investment Securities                                                (56)        57               (39)
    Provision for Loan Losses                                               2,305        778             1,001
    Deferred Income Taxes (Benefit)                                          (167)      (230)             (385)
    Net (Gain) Loss  on Sale of Investment Securities                           2         (1)                3
    Writedown of Other Real Estate                                            423        -0-               -0-
    Net Gain From Sale of Other Real Estate                                   (77)       (20)              (36)
    Net Gain From Sale of Premises and Equipment                               (2)       -0-              (105)
    Net Increase in Accrued Income and Other Assets                        (1,458)      (151)              (33)
    Net Increase (Decrease) in Accrued Expenses and Other Liabilities         (14)       246               250
                                                                         --------   --------          --------
      Total Adjustments                                                     1,744      1,487             1,737
                                                                         --------   --------          --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,081      8,177            10,959
                                                                         --------   --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Federal Funds Sold                               (11,153)    24,571            20,694
  Proceeds from Matured and Prepaid Investment Securities
   .  Held-to-Maturity                                                        285      3,280             4,280
   .  Available-for-Sale                                                   17,144     61,571            63,531
  Proceeds from Sales of Investment Securities                             59,922     12,084            71,214
  Purchase of Investment Securities
   .  Held-to-Maturity                                                        -0-     (6,037)           (6,037)
   .  Available-for-Sale                                                  (66,933)   (80,445)         (144,026)
  Loans Originated and Principal Repayments, Net                          (24,730)   (41,207)          (52,828)
  Recoveries of Loans Previously Charged-Off                                  202        136               171
  Proceeds from Sale of Premises and Equipment                                 25        -0-               567
  Proceeds from Sale of Other Real Estate                                     503         23               559
  Purchases of Premises and Equipment                                        (467)      (652)           (1,023)
                                                                         --------   --------          --------
      NET CASH USED BY INVESTING ACTIVITIES                               (25,202)   (26,676)         $(42,898)
                                                                         --------   --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                        (846)     1,093             7,488
  Net Increase in Certificates of Deposit                                  41,897      6,013             7,558
  Net Increase (Decrease) in Repurchase Agreements                        (13,420)    10,471            14,252
  Payments of Cash Dividends                                               (1,911)    (1,544)           (2,052)
  Proceeds from Stock Options Exercised                                       271        194               219
  Purchase of Treasury Stock                                               (1,348)    (2,481)           (3,169)
                                                                         --------   --------          --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           24,643     13,746            24,296
                                                                         --------   --------          --------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                          7,522     (4,753)           (7,643)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             19,092     26,735            26,735
                                                                         --------   --------          --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                 $ 26,614   $ 21,982          $ 19,092
                                                                         ========   ========          ========
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                          $ 13,085   $ 10,340          $ 14,232
  Income Taxes Paid                                                         3,651      3,773             5,198
  Other Real Estate Acquired in Settlement of Loans                           230      1,216             2,188

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

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

         Cash and Due From Banks
         -----------------------

         The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 2000 the average cash balance maintained at the Federal Reserve Bank was $930,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $18,619,000 during the same period.

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

         Premises and Equipment
         ----------------------

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are charged to non-interest expense. Renewals and betterments are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

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


NOTE 2 - Investment Securities
------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):


                                                                               September 30, 2000
                                                        ------------------------------------------------------------
                                                                              Gross         Gross
                                                          Amortized         Unrealized   Unrealized         Fair
                                                            Cost              Gains         Losses         Value
                                                        -------------   --------------  -----------    --------------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                              $      5,000    $          7    $        -0-    $      5,007
  U.S. Government Agencies
    and Corporations                                          18,025              -0-          (359)          17,666
                                                        -------------   -------------   -----------    --------------
    Total Held-to-Maturity Securities                         23,025               7           (359)          22,673
                                                        -------------   -------------   -----------    --------------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                   17,081              51            (31)          17,101
  U.S. Government Agencies
    and Corporations                                          95,106             117           (967)          94,256
  U.S. Government Agency Mortgage
    Backed Securities                                         11,160               5           (139)          11,026
  Obligations of States and Political Subdivisions               240              -0-            (1)             239
  Federal Reserve and Federal Home Loan Bank Stock             1,260              -0-            -0-           1,260
                                                        -------------   --------------  -----------    --------------
     Total Available-for-Sale Securities                     124,847              173        (1,138)         123,882
                                                        -------------   --------------  -----------    --------------
        Total Investment Securities                     $    147,872    $         180   $    (1,497)   $     146,555
                                                        =============   ==============  ===========    ==============

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $23,025,000 and the fair value of Total Available-for-Sale Securities of $123,882,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 2000 for a total of $146,907,000. A net unrealized loss of $965,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                September 30, 1999
                                                             -----------------------------------------------------
                                                                               Gross         Gross
                                                               Amortized     Unrealized   Unrealized      Fair
                                                                  Cost         Gains         Losses       Value
                                                             ------------   ------------  -----------   ----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                    $     8,993   $        76   $       -0-   $    9,069
  U.S. Government Agencies
  Obligations of States and Political Subdivisions                    288           -0-           -0-          288
   and Corporations                                                20,048           -0-          (449)      19,599
                                                             ------------   -----------   -----------   ----------
    Total Held-to-Maturity Securities                              29,329            76          (449)      28,956
                                                             ------------   -----------   -----------   ----------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                        24,206           126           (24)      24,308
  U.S. Government Agencies
    and Corporations                                               87,361            30          (857)      86,534
  U.S. Government Agency Mortgage
    Backed Securities                                              14,207            35          (177)      14,065
  Obligations of States and Political Subdivisions                    350             2           -0-          352
  Federal Reserve and Federal Home Loan Bank Stock                  1,202           -0-           -0-        1,202
                                                             ------------   -----------   -----------   ----------
     Total Available-for-Sale Securities                          127,326           193        (1,058)     126,461
                                                             ------------   -----------   -----------   ----------
        Total Investment Securities                           $   156,655   $       269   $    (1,507)  $  155,417
                                                             ============   ===========   ===========   ==========


     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $29,329,000 and the fair value of Total Available-for-Sale Securities of $126,461,000 are reflected in Investment Securities on the consolidated balance sheet as of September 30, 1999 for a total of $155,790,000. A net unrealized loss of $865,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):


                                       September 30,       December 31,
                                 -----------------------
                                    2000         1999          1999
                                 ----------   ----------   ------------

Commercial                       $  167,404   $  152,975   $    156,847
Real Estate Mortgage                129,675      117,033        120,596
Real Estate Construction             47,934       42,303         43,875
Loans to Individuals                 34,308       32,861         34,261
Less: Unearned Discount                 (62)        (220)          (165)
                                 ----------   ----------   ------------
                                    379,259      344,952        355,414
Allowance for Loan Losses            (6,918)      (5,044)        (5,169)
                                 ----------   ----------   ------------
     Loans - Net                 $  372,341   $  339,908   $    350,245
                                 ==========   ==========   ============

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                              Nine Months Ended                   Year Ended
                                                                September 30,                    December 31,
                                                     -----------------------------------
                                                         2000                   1999                1999
                                                     ------------         --------------       ---------------
Balance, Beginning of Period                          $     5,169          $       4,724        $        4,724
Provisions, Charged to Income                               2,305                    778                 1,001

Loans Charged-Off                                            (758)                  (594)                 (727)
Recoveries of Loans Previously
 Charged-Off                                                  202                    136                   171
                                                    -------------         --------------       ---------------
     Net Loans (Charged-Off) Recovered                       (556)                  (458)                 (556)
                                                    -------------         --------------       ---------------
Balance, End of Period                               $      6,918          $       5,044        $        5,169
                                                    =============         ==============       ===============

     The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2000 and September 30, 1999 of $2,305,000 and $778,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 1999, a provision of $1,001,000 was recorded.

     At September 30, 2000, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $5,183,000 (of which $5,183,000 were on non-accrual status). The related allowance for loan losses for these loans was $2,203,000. The average recorded investment in impaired loans during the nine months ended September 30, 2000 was approximately $4,408,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

        The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                              September 30,             December 31,
                                                                          ---------------------
                                                                             2000        1999              1999
                                                                          ---------   ---------       ---------------
Land                                                                       $  2,320    $  2,783        $        2,320
Buildings and Improvements                                                    7,816       7,610                 7,715
Furniture & Equipment                                                         8,068       7,755                 8,003
                                                                          ---------   ---------       ---------------
Total Cost                                                                   18,204      18,148                18,038

Less: Accumulated Amortization and Depreciation                              (9,986)     (9,222)               (9,476)
                                                                          ---------   ---------       ---------------
     Net Book Value                                                        $  8,218    $  8,926        $        8,562
                                                                          =========   =========       ===============


NOTE 5 - Other Real Estate
------

     The carrying value of other real estate is as follows (in thousands):


                                             September 30,
                                        ----------------------    December 31,
                                          2000          1999         1999
                                        --------      --------   -------------

Other Real Estate                       $  1,329      $  1,494   $       1,947
                                        ========      ========   =============


     There were direct writedowns of other real estate charged to income for the nine months ended September 30, 2000 of $423,000. There were no direct writedowns of other real estate for the nine months ended September 30, 1999 or for the year ended December 31, 1999.

NOTE 6 - Deposits
------

     The book values of deposits by major type follow (in thousands):

                                                                                    September 30,                December 31,
                                                                              ---------------------------
                                                                                 2000            1999               1999
                                                                              -----------     -----------      ---------------
Noninterest-Bearing Demand Deposits                                            $ 137,721       $ 135,973        $     128,685
Interest-Bearing Deposits:
Interest-Bearing Transaction
    Accounts and Money Market Funds                                              145,999         155,398              154,304
Savings                                                                           97,152          83,951               98,728
Savings Certificates - Time                                                       79,889          58,614               58,973
Certificates of Deposits $100,000 or more                                         60,058          37,892               39,078
Other                                                                                778             778                  778
                                                                              -----------     -----------      ---------------
    Total                                                                        383,876         336,633              351,861
                                                                              -----------     -----------      ---------------
       Total Deposits                                                          $ 521,597       $ 472,606        $     480,546
                                                                              ===========     ===========      ===============

NOTE 7 - Short Term Borrowings
------

   Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                                                    Nine Months Ended             Year Ended
                                                                                      September 30,              December 31,
                                                                                ---------------------------
                                                                                   2000             1999             1999
                                                                                ---------         ---------    ---------------
Securities Sold Under Repurchase Agreements:
     Average                                                                     $ 21,387          $ 17,444     $       20,488
     Period-End                                                                    18,671            24,310             28,091
     Maximum Month-End Balance During Period                                       25,019            24,310             30,309
Interest Rate:
     Average                                                                         5.10%             3.89%              4.04%
     Period-End                                                                      5.63%             4.26%              3.38%

     The Corporation, through one of its subsidiaries, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At September 30, 2000, the subsidiary had no borrowings outstanding. For the nine months ended September 30, 2000, the subsidiary had borrowed an average balance of $6,584,000 bearing an average interest rate of 6.49%. At December 31, 1999, the subsidiary had borrowed $4,000,000 under the line of credit, bearing an interest rate of 5.43% and having a maturity of April 2000.


NOTE 8 - Notes Payable
------

On July 15, 2000, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 2000, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of September 30, 2000, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense
------

     The significant components of other non-interest expense are as follows (in thousands):

                                                                                    Nine Months Ended              Year Ended
                                                                                       September 30,              December 31,
                                                                                --------------------------
                                                                                    2000           1999              1999
                                                                                ----------      ----------      --------------
Business Development                                                             $     387       $     417       $         602
Legal and Professional Fees                                                            604             468                 619
Printing and Supplies                                                                  281             286                 379
Regulatory Fees and Assessments                                                        175             137                 183
Other                                                                                1,477           1,445               1,875
                                                                                ----------      ----------      --------------
       Total                                                                     $   2,924       $   2,753       $       3,658
                                                                                ==========      ==========      ==============

NOTE 10 - Income Taxes
-------

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                                       September 30,               December 31,
                                                                                --------------------------
                                                                                   2000            1999               1999
                                                                                ---------        ---------       --------------
Current Tax Asset (Liability)                                                    $     49         $     18        $         (70)
Deferred Tax Asset                                                                  2,143            1,786                 2,257
                                                                                ---------        ---------       ---------------
       Total Included in Other Assets                                            $  2,192         $  1,804        $        2,187
                                                                                =========        =========       ===============

     The deferred tax asset at September 30, 2000 of $2,143,000 included $329,000 related to unrealized losses on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                                                                    Nine Months Ended                Year Ended
                                                                                       September 30,                December 31,
                                                                               ---------------------------
                                                                                  2000             1999                1999
                                                                               ----------       ----------         -------------
Federal Income Tax Expense
Current                                                                         $   3,531        $   3,765          $      5,278
Deferred (benefit)                                                                   (167)            (230)                 (385)
                                                                               ----------       ----------         -------------
       Total Federal Income Tax Expense                                         $   3,364        $   3,535          $      4,893

                     Effective Tax Rates                                            34.67%           34.60%                34.70%
                                                                               ==========       ==========         =============

   The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                                Nine Months Ended                 Year Ended
                                                                                   September 30,                 December 31,
                                                                           -----------------------------
                                                                              2000              1999                1999
                                                                           ----------         ----------        -------------
Federal Income Taxes at Statutory
  Rate of 34.3%                                                             $   3,333          $   3,507         $      4,847
Effect of Tax Exempt Interest Income                                               (5)                (9)                 (12)
Non-deductible Expenses                                                            40                 39                   64
Other                                                                              (4)                (2)                  (6)
                                                                           ----------         ----------        -------------
     Income Taxes Per Income Statement                                      $   3,364          $   3,535         $      4,893
                                                                           ==========         ==========        =============

NOTE 10 - Income Taxes (con't)
-------

                                                                                   Nine Months Ended               Year Ended
                                                                                      September 30,                December 31,
                                                                             -----------------------------
                                                                                2000               1999                1999
                                                                             ----------         ----------       ---------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                                                   $   1,354          $   1,290        $        1,357
  Valuation Reserves - Other Real Estate                                            145                  1                     -
  Interest on Non-accrual Loans                                                     264                202                   189
  Deferred Compensation                                                             473                426                   458
  Unrealized Losses on Available-for-Sale Securities                                329                294                   611
  Other                                                                              17                 24                    19
                                                                             ----------         ----------       ---------------

  Gross Federal Deferred Tax Assets                                               2,582              2,237                 2,634
                                                                             ----------         ----------       ---------------
Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                                     319                287                   321
  Accretion                                                                          98                 54                    56
  Other                                                                              22                110                    -0-
                                                                             ----------         ----------       ---------------

  Gross Federal Deferred Tax Liabilities                                            439                451                   377
                                                                             ----------         ----------       ---------------
           Net Deferred Tax Asset                                             $   2,143          $   1,786        $        2,257
                                                                             ==========         ==========       ===============

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

     At September 30, 2000, outstanding documentary and standby letters of credit totaled $2,866,000 and commitments to extend credit totaled $127,345,000.


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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 1999, and the nine months ended September 30, 2000.

NOTE 13 - Stock Option Plans (con't)
-------

     The following is a summary of transactions during the periods presented:

                                                                                             Shares Under Option
                                                                             ---------------------------------------------------
                                                                                Nine Months Ended               Year Ended
                                                                               September 30, 2000            December 31, 1999
                                                                             --------------------           --------------------
Outstanding, Beginning of Period                                                          445,497                        461,717
Additional Options Granted During
  the Period                                                                               10,000                         49,500
Forfeited During the Period                                                               (17,500)                        (2,400)
Exercised During the Period                                                               (73,638)                       (63,320)
                                                                             --------------------           --------------------

     Outstanding, End of Period                                                           364,359                        445,497
                                                                             ====================           ====================

     Options outstanding at September 30, 2000 ranged in price from $3.00 to $19.25 per share with a weighted average exercise price of $9.81 and 282,527 shares exercisable. At September 30, 2000, there remained 490,300 shares reserved for future grants of options under the 1997 Plan. There are no shares available for grant under the 1993 Plan.


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

     For the first nine months of 2000, the Corporation expensed $275,000 in support of the plan.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $136,000 and $156,000 during the first nine months of 2000 and 1999, respectively, and $223,000 for the year 1999.

Other Post Retirement Benefits
------------------------------

     The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

NOTE 15 - Earnings per Share
-------

     The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands).

                                                                                      September 30,             December 31,
                                                                              ----------------------------
                                                                                 2000             1999              1999
                                                                              -----------     ------------     --------------
Net income                                                                     $    6,337      $     6,690      $       9,222
                                                                              ===========     ============     ==============
Weighted average number of common
        shares used in Basic EPS                                                6,366,865        6,425,897          6,410,762
Effect of dilutive stock options                                                  151,426          244,071            244,787
                                                                              -----------     ------------     --------------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS                                               6,518,291        6,669,968          6,655,549
                                                                              ===========     ============     ==============


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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                                        September 30,
                                                                                                 ------------------------------
                                                                                                     2000             1999
                                                                                                 -----------       ------------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded Lines of Credit                                   $  127,345        $   111,732
            Standby Letters of Credit                                                                  2,866              4,189




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

     In the nine months of 2000, 80,207 shares were purchased by the Corporation through a similar repurchase plan through the open market.


NOTE 20 - Subsequent Event
-------

     On October 17, 2000, the Board of Directors of the Corporation approved a quarterly dividend of $.10 per share to be paid on November 15, 2000 to shareholders of record on November 1, 2000.

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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                             September 30,
                                                    -------------------------------------------------------------------
                                                                  2000                                1999
                                                    -------------------------------     -------------------------------
                                                       Carrying            Fair            Carrying            Fair
                                                        Amount             Value            Amount             Value
                                                    --------------    -------------     -------------     -------------
Financial Assets
    Cash and due from banks                          $    26,614        $  26,614        $   21,982         $  21,982
    Federal funds sold                                    29,165           29,165            14,135            14,135
    Securities                                           146,907          146,555           155,790           155,417
    Loans                                                379,259          376,909           344,952           344,185
    Reserve for loan losses                               (6,918)          (6,918)           (5,044)           (5,044)

Financial Liabilities
    Deposits                                             521,597          521,426           472,606           472,691
    Short Term Borrowings                                 18,671           18,672            28,310            28,309

Off-balance Sheet Financial Instruments
    Loan commitments                                                      127,345                             111,732
    Letters of credit                                                       2,866                               4,189

NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                            Nine Months Ended           Year Ended
                                                              September 30,             December 31,
                                                       ---------------------------      ------------
                                                          2000              1999            1999
                                                       ---------         ---------      ------------
Net Income                                             $   6,337         $   6,690        $   9,222
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                             550            (1,131)          (1,746)
                                                       ---------         ---------        ---------
    Comprehensive Income                               $   6,887         $   5,559        $   7,476
                                                       =========         =========        =========

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

     Net income for the third quarter of 2000 was $2,540,000, or $.39 diluted earnings per share, compared with $2,838,000, or $.36 diluted earnings per share, for the third quarter of 1999. Net income for the first nine months of 2000 was $6,337,000, or $.97 diluted earnings per share, compared with $6,690,000, or $1.00 diluted earnings per share, for the first nine months of the prior year. On a per share basis, diluted earnings per shares increased 8.3% over the third quarter of the prior year. Per share amounts are based on average shares outstanding of 6,518,291 for the first nine months of 2000 and 6,669,968 for the comparable period of 1999 adjusted to reflect stock options granted.

     Outstanding loans at September 30, 2000 of $379.3 million represented an increase of $34.3 million, or 10.0%, over September 30,1999 and an increase of $23.9 million, or 6.7%, from December 31, 1999.

     Total deposits at September 30, 2000 of $521.6 million represented an increase of $49.0 million, or 10.4%, over September 30,1999 and an increase of $41.1 million, or 8.5%, from December 31, 1999.

     In the third quarter, net interest income increased 7.0% over the same quarter of the previous year. The provision for loan losses increased $437,000 in the quarter over the same period of the prior year. Non-interest expense increased $174,000 or 4.5% in the third quarter over that of the same period in the prior year. Explanation of the change follows.

     The following table summarizes the Corporation's performance for the three months and nine months ended September 30, 2000 and 1999 (tax equivalent basis and dollars in thousands).

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                             ---------------------       ---------------------
                                               2000          1999         2000          1999
                                             -------       -------       -------       -------
Interest Income                              $12,231       $10,226       $34,938       $29,349
Interest Expense                               4,985         3,452        13,519         9,862
                                             -------       -------       -------       -------
     Net Interest Income                       7,246         6,774        21,419        19,487
Provision for Loan Loss                          577           140         2,305           778
                                             -------       -------       -------       -------
     Net Interest Income After
        Provision for Loan Loss                6,669         6,634        19,114        18,709
Non-Interest Income                              918           894         2,744         2,827
Non-Interest Expense                           3,708         3,882        12,150        11,298
                                             -------       -------       -------       -------
     Income Before Income Tax                  3,879         3,646         9,708        10,238
Income Tax Expense                             1,339         1,263         3,371         3,548
                                             -------       -------       -------       -------
        Net Income                           $ 2,540       $ 2,383       $ 6,337       $ 6,690
                                             =======       =======       =======       =======
Net Income per Share-
  Basic                                      $  0.40       $  0.37       $  1.00       $  1.04
  Diluted                                       0.39          0.36          0.97          1.00

Return on Average Assets                        1.72%         1.75%         1.47%         1.70%

Return on Average Stockholders' Equity         19.71%        20.11%        16.89%        19.19%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

    The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 2000 and 1999 (rates on tax equivalent basis).

                                                                       Three Months Ended September 30,
                                         ----------------------------------------------------------------------------------------
                                                           2000                                             1999
                                         -----------------------------------------     ------------------------------------------
                                           Average                   Average            Average                        Average
                                           Balances    Interest     Yield/Rate          Balances        Interest      Yield/Rate
                                         -----------  ----------  ----------------     ------------  ------------  --------------
                                                                         (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time     $  27,065    $     443       6.51%            $   17,326      $     223        5.14%
  Investment Securities (Taxable)          148,032        2,322       6.24%               145,401          2,150        5.87%
  Investment Securities (Tax-exempt)           314            6       7.54%                   709             12        7.01%
  Loans, Net of Unearned Discount(1)       378,302        9,460       9.95%               337,034          7,841        9.23%
                                         ---------    ---------       ----             ----------      ---------        ----
    Total Earning Assets                   553,713       12,231       8.79%               500,470         10,226        8.11%
                                                      ---------                                        ---------
Non-interest Earning Assets:
  Cash and Due From Banks                   23,787                                         24,402
  Other Assets                              18,801                                         18,789
  Allowance for Loan Losses                 (6,974)                                        (4,947)
                                         ---------                                     ----------
    Total Assets                         $ 589,327                                     $  538,714
                                         =========                                     ==========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds      $ 158,913        1,603       4.01%            $  159,643          1,290        3.21%
  Savings                                   89,356        1,110       4.94%                81,952            823        3.98%
  Savings Certificates                      69,136        1,008       5.80%                56,051            643        4.55%
  Certificates of Deposit
    $100,000 or more                        54,755          836       6.07%                36,925            447        4.80%
  Other Time                                   778           11        5.62                   778             10        4.97
  Other Borrowings                          28,332          417       5.85%                21,947            239        4.32%
                                         ---------    ---------       ----             ----------      ---------        ----
    Total Interest-Bearing Liabilities     401,270        4,985       4.94%               357,296          3,452        3.83%
                                                      ---------                                        ---------
Non-interest Bearing Liabilities:
  Demand Deposits                          135,769                                        131,650
  Other Liabilities                          1,003                                          2,760
  Shareholders' Equity                      51,285                                         47,008
                                         ---------                                     ----------
    Total Liabilities and
      Shareholders' Equity               $ 589,327                                     $  538,714
                                         =========                                     ==========
Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                          $   7,246       5.21%                            $   6,774        5.37%
                                                      =========                                        =========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the nine months ended September 30, 2000 and 1999 (rates on tax equivalent basis).

                                                                Nine Months Ended September 30,
                                        --------------------------------------    --------------------------------------
                                                        2000                                         1999
                                        --------------------------------------    --------------------------------------
                                            Average                  Average        Average                   Average
                                           Balances     Interest   Yield/Rate       Balances    Interest    Yield/Rate
                                        ------------  ----------- ------------    ----------   ----------  -------------
                                                                     (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time     $  18,074    $     847     6.26%         $  18,524    $     682      4.92%
  Investment Securities (Taxable)          147,881        6,892     6.23%           143,059        6,240      5.83%
  Investment Securities (Tax-exempt)           385           21     7.29%               781           41      7.06%
  Loans, Net of Unearned Discount(1)       372,124       27,178     9.76%           326,443       22,386      9.17%
                                         ---------    ---------     ----          ---------    ---------      ----
    Total Earning Assets                   538,464       34,938     8.67%           488,807       29,349      8.03%
                                                      ---------                                ---------

Non-interest Earning Assets:
  Cash and Due From Banks                   24,046                                   23,596
  Other Assets                              19,211                                   19,820
  Allowance for Loan Losses                 (5,939)                                  (4,819)
                                         ---------                                ---------
    Total Assets                         $ 575,782                                $ 527,404
                                         =========                                =========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds      $ 159,643        4,573     3.82%         $ 155,884        3,690      3.16%
  Savings                                   91,520        3,198     4.68%            82,464        2,430      3.94%
  Savings Certificates                      63,069        2,559     5.42%            53,994        1,854      4.59%
  Certificates of Deposit
    $100,000 or more                        47,250        2,019     5.71%            35,918        1,303      4.85%
  Other Time                                   778           32     5.52%               778           30      5.08%
  Other Borrowings                          28,000        1,138     5.43%            18,601          556      4.00%
                                         ---------    ---------     ----          ---------    ---------      ----
    Total Interest-Bearing Liabilities     390,260       13,519     4.63%           347,639        9,863      3.79%
                                                      ---------                                 --------

Non-interest Bearing Liabilities:
  Demand Deposits                          134,078                                  129,470
  Other Liabilities                          1,340                                    3,674
  Shareholders' Equity                      50,104                                   46,621
                                         ---------                                ---------
    Total Liabilities and
      Shareholders' Equity               $ 575,782                                $ 527,404
                                         =========                                =========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                            $  21,419     5.31%                      $  19,486      5.33%
                                                      =========                                =========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income
-------------------

     Net interest income (tax equivalent) for the third quarter of 2000 was $7,246,000 which represented an increase of $472,000 or 7.0%, over the third quarter of 1999. This increase was heavily contributed to by a 12.2% increase in average loans for the third quarter of 2000 versus the same quarter last year.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended September 30, 2000 and 1999.

                                                                ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                          (Dollars in Thousands)

                                               3rd Qtr. 2000 vs. 3rd Qtr. 1999            Nine Months 2000 vs. Nine Months 1999
                                                      Increase (Decrease)                         Increase (Decrease)
                                                      Due to Changes in:                           Due to Changes in:
                                             --------------------------------------       --------------------------------------
                                              Volume         Rate           Total          Volume         Rate           Total
                                             --------      --------       ---------       --------      --------       ---------
Interest Earning Assets:
     Federal Funds Sold                      $    149      $     71       $     220       $    (27)     $    192       $     165
     Investment Securities (Taxable)               38           134             172            217           435             652
     Investment Securities (Tax-exempt)           (12)            6              (6)           (22)            2             (20)
     Loans, Net of Unearned Discount              990           629           1,619          3,287         1,505           4,792
                                             --------      --------       ---------       --------      --------       ---------

     Total Interest Income                      1,165           840           2,005          3,455         2,134           5,589
                                             --------      --------       ---------       --------      --------       ---------
Interest-Bearing Liabilities:
     Deposits                                     385           970           1,355          1,007         2,068           3,075
     Other Borrowings                              80            98             178            340           242             582
                                             --------      --------       ---------       --------      --------       ---------

     Total Interest Expense                       465         1,068           1,533          1,347         2,310           3,657
                                             --------      --------       ---------       --------      --------       ---------

Net Interest Income                          $    700      $   (228)      $     472       $  2,108      $   (176)      $   1,932
                                             ========      ========       =========       ========      ========       =========

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $6,918,000 or 1.82% of total loans, as of September 30, 2000 compared to $5,044,000, or 1.46% of total loans, as of September 30, 1999.

     Transactions in the provision for loan losses are summarized as follows (in thousands):

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                             --------------------    --------------------
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
Balance, Beginning of Period                 $  6,899    $  4,895    $  5,169    $  4,724
Provisions, Charged to Income                     577         140       2,305         778

Loans Charged-Off                                (632)        (35)       (758)       (594)
Recoveries of Loans Previously
  Charged-Off                                      74          44         202         136
                                             --------    --------    --------    --------
          Net Loans (Charged-Off)
           Recovered                             (558)          9        (556)       (458)
                                             --------    --------    --------    --------

Balance, End of Period                       $  6,918    $  5,044    $  6,918    $  5,044
                                             ========    ========    ========    ========

     For the nine months ended September 30, 2000 and 1999, net charge-offs were .15% and .14% of loans, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                        September 30,       June 30,         March 31,      December 31,     September 30,
                                            2000              2000             2000            1999               1999
                                        -------------     -------------    -------------    ------------     -------------
Non-Accrual Loans                       $       5,273     $       5,440    $       2,518    $      2,450     $       2,899
Renegotiated Loans                                -0-                 1                2               3               -0-
Other Real Estate Owned                         1,329             1,343            1,945           1,947             1,494
                                        -------------     -------------    -------------    ------------     -------------
    Total Non-Performing Assets         $       6,602     $       6,784    $       4,465    $      4,400     $       4,393
                                        =============     =============    =============    ============     =============

                                        September 30,       June 30,         March 31,      December 31,     September 30,
                                            2000              2000             2000            1999               1999
                                        -------------     -------------    -------------    ------------     -------------
As a Percent of:
    Total Assets                                 1.11%             1.16%            0.77%           0.78%             0.80%
    Total Loans and Other Real Estate            1.73%             1.79%            1.20%           1.23%             1.26%

Loans Past Due 90 days or
    More and Still Accruing             $         -0-     $         -0-    $         105    $        -0-     $         -0-

     Non-accrual loans to total loans were 1.39% at September 30, 2000 and non-performing assets were 1.73% of loans and other real estate owned at the same date.

     As of September 30, 2000, the Company had two large credits that were on non-accrual loan status and represented 85% of the Company's non-performing loans. The first with a balance of approximately $1.4 million has been on non-accrual status since the second quarter of 1998. The balance of this loan has been reduced from approximately $2.1 million as the borrower has continued to make monthly payments. These payments, principal and interest, have reduced the balance. The second large credit was placed on non-accrual status in the second quarter. A reserve of $1.7 million has been allocated for this credit. This loan has a balance of approximately $3.1 million and some amount of charge-off is expected on this credit before year-end.

     The balance of Other Real Estate Owned as of September 30, 2000, was $1,329,000. In the second quarter the Company wrote-down (expensed) $412,000 of one property, added a second property with a value of $230,000 and sold a property that had a value of $425,000. The write-down of the first property resulted in a carrying value of approximately $1.0 million for that property. This property, which was foreclosed in early 1999 after being constructed, had an original loan value of $1.6 million and is being aggressively marketed.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                        September 30,       June 30,         March 31,      December 31,     September 30,
                                            2000              2000             2000            1999               1999
                                        -------------     -------------    -------------    ------------     -------------
Non-Performing Loans                    $       5,273     $       5,441    $       2,520    $      2,453     $       2,899
Criticized Loans                               16,562            13,064           12,367          11,804             9,196
Allowance for Loan Losses                       6,918             6,899            5,440           5,169             5,044
Allowance for Loan Losses
       as a Percent of:
          Non-Performing Loans                    131%              127%             216%            211%              174%
          Criticized Loans                         42                53               44              44                55

Non-Interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).


                                            Three Months Ended                 Nine Months Ended
                                              September 30,                      September 30,
                                      ----------------------------      --------------------------------
                                       2000       1999     % Change        2000        1999     % Change
                                      -------   --------   -------      ---------    --------   --------
Service Charges on Deposit Accounts   $   505   $    522      (3.3) %    $  1,475    $  1,489      (0.9)%
Non-recurring Income                       --         26     (84.6)            65         270        --
Other Non-interest Income                 413        346      19.4          1,204       1,068      12.7
                                      -------   --------   -------      ---------    --------   -------
  Total Non-interest Income           $   918   $    894       2.7      $   2,744    $  2,827      (2.9)
                                      =======   =========               =========    ========   =======

Non-recurring income is primarily interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years. The increase in other non-interest income in the third quarter of 2000 is primarily due to increases in mortgage brokerage/origination fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                                 Three Months Ended                Nine Months Ended
                                                   September 30,                      September 30,
                                        ---------------------------------   ---------------------------------
                                           2000       1999       % Change     2000         1999      % Change
                                        ---------   --------    ---------   --------     --------    --------
Salaries & Employee Benefits            $   2,355   $  2,310        2.0 %   $  7,044     $  6,801       3.6 %
Occupancy Expense - Net                       245        275      (10.9)         750          825      (9.1)
Furniture and Equipment Expense               356        314       13.4        1,048          904      15.9
Other Real Estate Expense - Net                28        (10)        --          384           15        --
Other Expenses:
     Business Development                      27        148      (81.8)         387          417       7.2
     Insurance - Other                         31         25       24.0           83           96     (13.5)
     Legal & Professional Fees                214        180       18.9          604          468      29.1
     Taxes - Other                             30         29        3.4          130          141      (7.8)
     Postage & Courier                         78         78         --          243          236       3.0
     Printing & Supplies                       91         90        1.1          281          286      (1.8)
     Regulatory Fees & Assessments             59         46       28.3          175          137      27.7
     Other Operating Expenses                 194        397      (51.1)       1,021          972       5.0
                                        ---------   --------                --------     --------
        Total Other Expenses                  724        993      (27.1)       2,924        2,753       6.2
                                        ---------   --------                --------     --------
        Total Non-interest Expense      $   3,708   $      3       (4.5)    $ 12,150     $ 11,298       7.5
                                        =========   ========                ========     ========


     Total non-interest expense decreased 4.5% in the third quarter of 2000 over 1999, reflecting deceases primarily in business development expense, and other operating expenses partially offset by increases in furniture and equipment expense, legal and professional expense and regulatory fees. As a percent of average assets, non-interest expenses were 2.0% in the third quarter of 2000 (annualized) and 3.01% in the same period of 1999. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 45.4% for the third quarter of 2000.

     A decrease in advertising expense and related business development expenses is reflected in the decrease in business development expenses.

     Other Operating Expenses in the third quarter of 2000 were lower due to decreases in various miscellaneous operating expenses including expenses related to fraud.

     The increase in furniture and fixtures expense is primarily a result of an increase in equipment maintenance expense. Legal and Professional Fees increased in the third quarter 2000 over the prior year because of increases in attorney fees related to credit issues. Regulatory expenses are somewhat higher due to higher FDIC insurance assessments charged.

     The increase for the nine months ended September 30, 2000 in Other Real Estate Expense reflects the write-down of the carrying value of foreclosed real property of $412,000 and is net of a gain on sale of another property of approximately $77,000 along with various maintenance expenses.

Interest Rate Sensitivity
-------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 2000 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                 Rate         After
                                           Matures or Reprices within:         Sensitive    1 Year or
                                        -----------------------------------
                                         30 Days      31-180       181 to       One Year   Non-interest
                                         or Less       Days       One Year       or Less    Sensitive      Total
                                        ---------    ---------    ---------    ----------  ------------  ---------
Earning Assets:
  Loans                                 $ 210,291    $  21,133    $  18,846     $ 250,270    $ 128,989   $ 379,259
  Investment Securities                     2,989       13,199        9,324        25,512      121,395     146,907
  Federal Funds Sold                       29,165          -0-          -0-        29,165          -0-      29,165
                                        ---------    ---------    ---------    ----------  -----------   ---------
   Total Earning Assets                   242,445       34,332       28,170       304,947      250,384     555,331
                                        ---------    ---------    ---------    ----------  -----------   ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
   Accounts and Savings                   243,151          -0-          -0-       243,151          -0-     243,151
  Certificate of Deposits
   (greater than)$100,000                  7,469       20,696       26,662        54,827        5,232      60,059
  Other Time Deposits                       5,719       22,275       36,629        64,623       16,043      80,666
  Short Term Borrowings                    18,671          -0-          -0-        18,671          -0-      18,671
                                        ---------    ---------    ---------    ----------  -----------   ---------
   Total Interest Bearing
   Liabilities                            275,010       42,971       63,291       381,272       21,275     402,547
                                        ---------    ---------    ---------    ----------  -----------   ---------
Interest Sensitivity
 Gap                                    $ (32,565)   $  (8,639)   $ (35,121)   $  (76,325)   $ 229,109   $ 152,784
                                        =========    =========    =========    ==========  ===========   =========
                                        $ (32,565)   ( (14,204)   $ (76,325)
                                        =========    =========    =========
Cumulative Gap to
  Total Earning Assets                       (5.9) %      (7.4) %     (13.7)%

Cumulative Gap to
  Total Assets                               (5.5)        (6.9)       (12.8)


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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (12.8%) was reversed to a positive .4% "beta adjusted" gap position.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2000, the Corporation's Tier I capital represented 13.39% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.65% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of September 30, 2000, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

The Corporation and Subsidiary Banks' regulatory capital positions as of September 30, 2000, were as follows:

                                                                                                               To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                      Actual                  Adequacy Purposes            Action Provisions
                                              -----------------------      -----------------------     -------------------------
                                                Amount        Ratio          Amount        Ratio        Amount           Ratio
                                              ---------      --------      ---------      --------     ---------       ---------
CONSOLIDATED:
As of September 30, 2000
Total Capital (to Risk Weighted Assets)       $  58,238        14.65%      $  31,805         8.00%
Tier I Capital (to Risk Weighted Assets)         53,244        13.39%         15,903         4.00%
Tier I Capital (to Average Assets)               53,244         9.03%         17,680         3.00%

SUMMIT NATIONAL BANK:
As of September 30, 2000
Total Capital (to Risk Weighted Assets)       $  22,664        14.85%      $  12,207         8.00%     $  15,259         10.00%
Tier I Capital (to Risk Weighted Assets)         20,742        13.59%          6,103         4.00%         9,155          6.00%
Tier I Capital (to Average Assets)               20,742         8.93%          6,967         3.00%        11,612          5.00%

SUMMIT COMMUNITY BANK, N.A.:
As of September 30, 2000
Total Capital (to Risk Weighted Assets)       $  31,357        13.02%      $  19,264         8.00%     $  24,080         10.00%
Tier I Capital (to Risk Weighted Assets)         28,338        11.77%          9,632         4.00%        14,448          6.00%
Tier I Capital (to Average Assets)               28,338         8.01%         10,617         3.00%        17,694          5.00%


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

               Not applicable

Item 5. Other Information

               Not applicable

Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits


                    3(i) Restated Articles of Incorporation of the Corporation as of July 21, 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                    3(ii) Amended and Restated Bylaws of the Corporation dated
                          April 21, 1998 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                    4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).

                    4(b) Amendment No. 1 to Rights Agreement Effective as of April 16, 2000.

                    11    Computation of Earnings Per Common Share

                    27    Financial Data Schedule

               (b) No Reports on Form 8-K were filed during the period ending September 30, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUMMIT BANCSHARES, INC.
                                                Registrant




Date:  11-09-00                          By: /s/ Philip E. Norwood
     -------------                          -----------------------------------
                                         Philip E. Norwood, Chairman


Date:  11-09-00                          By: /s/ Bob G. Scott
     -------------                          -----------------------------------
                                         Bob G. Scott, Executive Vice President
                                            and Chief Operating Officer
                                               (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                                            Page No.
-------                                                                            --------
  3(i)    Restated Articles of Incorporation of the Corporation as of July 21,
          1998 (incorporated herein by reference to Exhibit 3(a) to the
          Corporation's Annual Report on Form 10-K for the year ended December
          31, 1998).

  3(ii)   Amended and Restated Bylaws of the Corporation dated April 21, 1998
          (incorporated herein by reference to Exhibit 3(b) to the Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1998).

  4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 incorporated herein by reference to Exhibit 1 to the Corporation's
          Current Report on Form 8-K dated April 18, 1990 filed on April 24,
          1990).

  4(b)    Amendment No. 1 to Rights Agreement Effective as of April 16, 2000.

 11       Computation of Earnings Per Common Share

 27       Financial Data Schedule