Form 10-K
period 2000-12-31
SUMMIT BANCSHARES INC /TX/
filed 2001-03-29
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000       Commission File Number 0-11986


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
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

           None                                      Not Applicable
      ----------------               -------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 12, 2001 was approximately $101,172,000.

The number of shares of common stock, $1.25 par value, outstanding at March 12, 2001 was 6,379,478 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 14, 2001 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1999 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

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

At December 31, 2000 the Corporation had consolidated total assets of $619,121,000, consolidated total loans of $380,016,000, consolidated total deposits of $539,666,000 and consolidated total shareholders' equity of $55,571,000.

The Corporation provides advice and services to the Subsidiary Banks and coordinates their activities in the areas of financial accounting controls and reports, internal audit programs, regulatory compliance, financial planning and employee benefit programs. However, each Subsidiary Bank operates under the day-to-day management of its own officers and directors.

The Corporation's major source of income is dividends received from the
Subsidiary Banks which are restricted as discussed on page      12.  Dividend
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

Certain information with respect to each Subsidiary Bank as of February 28, 2001 is set forth in the following table. Interbank balances have not been eliminated in the table as such balances are not material to total deposits or total assets.


                                                        As of February  28, 2001
                               ------------------------------------------------------------------------------
                                                             (In Thousands)
                               Organiza-   Acqui-                                                  Share-
     Name and Address of         tion      sition       Total         Total          Total        holders'
       Subsidiary Bank           Date       Date       Assets         Loans        Deposits        Equity
-----------------------------  ---------  --------  -------------  ------------  -------------  -------------
Summit National Bank              1975      1980       $239,625      $132,078       $203,553        $22,170
1300 Summit Avenue
Fort Worth, TX 76102

Summit Community Bank, N.A.       1984      1984       $360,995      $250,239       $325,042        $29,992
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

Employees.  As of December 31, 2000 the Corporation and the Subsidiary Banks
---------
collectively had a total of 167 full-time employees and 23 part-time employees.

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

The Corporation

General. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision, and examination by
the Board of Governors of the Federal Reserve System (the "FRB").   Under
federal law, bank holding companies are subject to restrictions on the types of activities in which they may engage and to a wide range of supervisory requirements and actions, including periodic examinations and reporting requirements and regulatory enforcement actions for any violations of laws, regulations, or policies. The FRB has authority to order a bank holding company to cease and desist from unsafe or unsound practices, to assess civil money penalties against holding companies and affiliated individuals who violate the BHC Act or FRB regulations or orders, and to order termination by a bank holding company of any activities or control of any nonbank subsidiary which the FRB believes constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles or the purposes of various provisions of law.

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

Scope of Permissible Activities. The BHC Act prohibits a bank holding company, with certain limited exceptions, from directly or indirectly engaging in, or from directly or indirectly acquiring ownership or control of more than 5% of any class of voting shares of any company engaged in, any activities other than banking or managing or controlling banks or certain other subsidiaries or other activities determined by the FRB to be so closely related to banking as to be a proper incident thereto. Some of the activities which have been determined by FRB regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts or investment companies, and providing certain securities brokerage services. In approving or disapproving a bank holding company's acquisition of a company engaged in bank-related activities or participation itself in bank-related activities, the FRB considers a number of factors and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). In considering these factors, the FRB may differentiate between a bank holding company's commencement of activities itself and its acquisition of a going concern already engaged in those activities.

The Gramm-Leach-Bliley Act (the "GLB Act"), which became law on November 12, 1999, amended the BHC Act to permit the creation of a "financial holding company," a new type of bank holding company with powers exceeding those of a traditional bank holding company. A financial holding company may engage in, and hold shares of any company engaged in, any activity which the FRB determines by regulation or order to be financial in nature, or incidental to such financial activity or complimentary to a financial activity, and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Among the activities which will be considered to be financial in nature are lending, investing or safeguarding money or securities, underwriting insurance or annuities or acting as an insurance principal, agent, or broker, providing financial or investment advice, issuing or selling interests in pools of assets a bank could hold, underwriting, dealing in, or making a market in securities, engaging in any activity which, prior to enactment of the GLB Act, the FRB determined to be closely related to banking, and, subject to certain limitations, merchant banking activities. The amendments to the BHC Act made by the GLB Act, which became effective on March 11, 2000, allow qualifying bank holding companies to provide a wide variety of financial services previously reserved for insurance companies and securities firms. To become a financial holding company, a bank holding company must file with its Federal Reserve Bank a declaration that it elects to become a financial holding company along with a certification that all depository institutions controlled by the company are well-capitalized and well managed. Such a declaration will become effective 30 days after filing unless the FRB notifies the bank holding company prior to that time that its declaration is ineffective. Once the declaration becomes effective, the bank holding company can commence activities permitted to a financial holding company unless the FRB imposes supervisory limitations on the company. The FRB serves as the primary "umbrella" regulator of a financial holding company. The primary regulatory authority of a financial holding company subsidiary will depend upon the activities in which the subsidiary is engaged.

The Corporation cannot at this time fully evaluate the effect on the Corporation and the Subsidiary Banks of the changes made by the GLB Act, including possible new opportunities for expansion of the Corporation's activities and changes in competition for the Corporation and the Subsidiary Banks.

Safety and Soundness. Bank holding companies may not engage in unsafe or unsound banking practices. For example, with some exceptions for well-capitalized and well-managed companies, FRB regulations require a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove a redemption or repurchase if it finds the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. In some circumstances, the FRB may take the position that paying a dividend would constitute an unsafe or unsound banking practice. The policy of the FRB is generally that a bank holding company should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's future needs and financial condition. This policy provides that a bank holding company should not maintain a level of cash dividends that undermines the company's ability to serve as a source of strength to its banking subsidiaries.

The FRB may exercise various administrative remedies to enforce safety and soundness standards, including issuing orders requiring parent bank holding companies and their nonbanking subsidiaries to refrain from actions believed by the FRB to constitute a serious risk to the financial safety, soundness, or stability of a subsidiary bank.

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

Enforcement. The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") expanded the FRB's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which are unsafe or unsound banking practices or constitute violations of laws or regulations. Bank regulatory authorities may issue cease and desist orders which may, among other things, require affirmative action to correct conditions resulting from such a violation or practice, including restitution, reimbursement, and indemnification or guaranty against loss. Under FIRREA, a bank holding company or financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other appropriate action as determined by the ordering agency.

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

FIRREA contains a "cross-guarantee" provision which makes commonly controlled insured depository institutions liable to the Federal Deposit Insurance Corporation (the "FDIC") for any losses incurred, or which the FDIC reasonably anticipates incurring, in connection with the failure of an affiliated insured depository institution. By law, the "cross-guarantee" liability to the FDIC of an insured depository institution has priority over the rights of the institution's shareholders including those of any parent holding company.

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

The FRB guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% must be in the form of "Tier 1" capital). At December 31, 2000, the Corporation's ratios of "Tier 1" and qualifying total capital to risk-weighted assets were 13.72% and 14.97%, respectively. At such date, both ratios exceeded regulatory minimums.

The FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is defined as a company's "Tier 1" capital divided by its adjusted average total consolidated assets. The FRB guidelines require a minimum ratio of 3.0% "Tier 1" capital to total assets for bank holding companies having the highest regulatory rating. For other bank holding companies, the minimum ratio of "Tier 1" capital to total assets is 4.0%. Companies with supervisory, financial, or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Corporation's leverage ratio at December 31, 2000, was 9.04% which exceeded the regulatory minimum.

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

Under FDICIA, the aggregate liability of all companies controlling a particular insured depository institution is generally limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with application capital standards. FDICIA grants greater powers to regulatory authorities in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a timely and acceptable capital restoration plan or to implement an accepted capital restoration plan. A bank holding company controlling an undercapitalized insured depository institution may be required to obtain prior FRB approval of proposed dividends or a consent to merger or to divest itself of the troubled institution or other affiliates.

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

Acquisition by Bank Holding Companies. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or bank holding company, or merging or consolidating with another bank holding company, without the prior approval of the FRB. In approving acquisitions of a bank or bank holding company by a bank holding company, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. In some circumstances, any such action must be brought in less than 30 days after FRB approval.

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

Acquisition of Bank Holding Companies. The Change in Bank Control Act of 1978 prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition. Acquisition of 25% or more of any class of voting shares of a bank holding company constitutes acquisition of "control." The FRB presumes that the acquisition of 10% or more of any class of voting stock of a bank holding company constitutes acquisition of control if either the company has securities registered under Section 12 of the Exchange Act, as does the Corporation, or no other person will own or control a greater percentage of that class of voting securities immediately after the transaction. That presumption can be rebutted by showing the FRB that the acquisition will not in fact result in control. Any company would be required to obtain the approval of the FRB under the BHC Act before acquiring 25% or more (or more than 5% in the case of an acquiror that is a bank holding company) of the outstanding common stock of the company or otherwise exercising control or a "controlling influence" over the company.

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

The Interstate Banking Act, which expanded the authority of bank holding companies to engage in interstate bank acquisitions regardless of state law prohibitions, also allows banks to merge across state lines and thereafter have interstate branches by continuing to operate, as a main office or a branch, any office of any bank involved in the merger. States were, however, permitted to "opt-out" of interstate mergers by enacting laws meeting certain requirements. The Texas Legislature "opted out" of the interstate branching provisions during its 1995 Session. However, the Texas "opt-out" legislation, which by its terms was to have expired in September of 1999, proved to be ineffective to prohibit interstate mergers involving banks in Texas because it did not meet the requirement of the Interstate Banking Act. The Texas Banking Commissioner determined that, under federal law, the "opt-out" legislation was ineffective to prohibit interstate mergers and began accepting applications for interstate merger and branching transactions for state-chartered institutions before the September, 1999, expiration date of the Texas "opt-out" legislation as enacted. As a consequence, the Texas "opt-out" legislation did not have the effect of prohibiting interstate merger and branching transactions otherwise allowed under federal law.

The Interstate Banking Act also allows a bank to open new branches in a state in which it does not already have banking operations if the laws of that state permit a de novo branch of an out-of-state bank. A "de novo branch" is a branch office of a bank originally established as a branch and not one becoming a branch by acquisition or merger. In 1995, Texas elected not to permit de novo branching, but the Texas legislation prohibiting de novo branching proved ineffective. In 1999, the Texas law was amended to permit entry into Texas by an out-of-state bank's establishing a de novo branch in Texas if the laws of the home state of the out-of-state bank permit a Texas bank to establish a de novo branch there. Out-of-state banks are also permitted to enter Texas by merger with an in-state bank if the resulting bank in such a merger would not control 20% or more of total in-state deposits and the in-state bank has been in existence and operation for at least five years. An out-of-state bank that has established or acquired a branch in Texas may establish or acquire additional in-state branches to the same extent that a Texas bank may acquire or establish branches in Texas.

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

Federal law and regulations also prohibit or limit "golden parachute payments" by FDIC- insured depository institutions and their holding companies. Golden parachute payments are defined generally as payments made by an insured depository institution or its holding company to a director, officer, employee, or other affiliated person contingent upon termination of the person's employment by the depository institution or its holding company when the institution or holding company is in troubled condition as determined by regulatory authorities. Indemnification payments are also prohibited or limited in certain instances.

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

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including the Truth-in-Lending Act, the Texas Finance Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. These laws provide remedies for the borrower and penalties for the lender for failure of the lender to comply with such laws. The scope and requirements of these laws and regulations have expanded in recent years, and claims by borrowers under these laws and regulations may increase.

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

Capital Adequacy Requirements. OCC regulations require national banks to maintain minimum risk-based capital ratios similar to those for bank holding companies discussed above. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized." A national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and if it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination) and the bank does not meet the definition of a "well capitalized" bank. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination). A "significantly undercapitalized" national bank is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A "critically undercapitalized" national bank is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

At December 31, 2000, each of the Subsidiary Banks was "well capitalized."  See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

Corrective Measures for Capital Deficiencies. FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient insured depository institutions with the overall goal of limiting losses to the depository insurance fund. FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment and expansion into new lines of business.

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

The OCC and other Federal banking agencies are authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted to the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth or requiring asset reduction, restricting interest rates paid, requiring FRB prior approval of any capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

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

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). Under the
Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF- insured institutions will pay FICO assessments at the same rate. For the first quarter of 2001, FICO rates have been set at .01960% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2000 were:

          Fourth Quarter    .0202
          Third Quarter     .0206
          Second Quarter    .0208
          First Quarter     .0212

Internal Operating Requirements. FDICIA requires FDIC-insured depository institutions with over $500 million in assets to file an annual report with the FDIC and its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) financial reporting and complying with designated safety and soundness laws and regulations; and (3) assessing the effectiveness of the institution's internal controls and compliance with safety and soundness laws and regulations. The independent public accountant also must report separately on the institution's internal controls and certain of the statements made by management in the report. The requirement of an annual audit of the Subsidiary Banks can be satisfied by an annual audit of the Corporation. The annual report must be available for public inspection. Each institution to which the annual report requirement applies must also have an independent audit committee entirely made up of outside directors. The audit committee's duties must include reviewing with management and the independent public accounts the basis for the annual report. The requirement of audit committees for the Subsidiary Banks can be satisfied by the services of an audit committee of the Corporation.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued by the OCC to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its subsidiary banks is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. A less than satisfactory CFA rating can limit the extent to which a bank and its affiliates can take advantage of the expanded range of activities permitted by the GLB Act.

Customer Privacy. The GLB Act enacted new measures to protect the security, confidentiality, and integrity of information concerning customers of financial institutions. The federal banking agencies were directed by the GLB Act to adopt rules of carry out those measures, and were given broad authority to enforce the privacy provisions of the Act and rules adopted to carry out those provisions. The agencies have adopted guidelines for safeguarding customer information which will become effective July 1, 2001. The agencies' guidelines require each financial institution to establish an information security program which will identify and assess risks that may threaten the confidentiality of customer information. The institution must develop a written plan containing policies and procedures to manage and control those risks and implement and test the plan. The plan must be adjusted on a continuing basis for changes in technology, the sensitivity of customer information, and internal and external threats to information security. A financial institution's policy for protecting the confidentiality and security of nonpublic personal information must be disclosed to the customer at the time the customer relationship is established and at least annually thereafter.

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

Summit Community Bank, N.A. owns approximately 1.5 acres near the intersection of Tarrant County Parkway and Davis Boulevard in Northeast Tarrant County. This unimproved property is to be used to establish a new branch office in late 2001.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 17, 2001, their respective ages, and their present positions with the Corporation are as follows:


                                                     Position With                 Position Held
        Name                    Age                 the Corporation                    Since
----------------------------    ---     ----------------------------------------       -----
Philip E. Norwood               51      Chairman/President                           1998/2001

Bob G. Scott                    63      Executive Vice President and                    1998
                                          Chief Operating Officer


The business experience of each of these executive officers during the past five
(5) years is set forth below:

Mr. Norwood became Chairman of the Board of Summit Bancshares, Inc. and Chairman of Summit Community Bank, N.A. in January 1998 and President of Summit Community Bank, N.A. in July 1994 and continues to serve in these capacities. In January 2001 Mr. Norwood also became President of Summit Bancshares, Inc. and President and a director of Summit National Bank. From October 1993 to January 1998 Mr. Norwood served as President and Chief Executive Officer of the Corporation. He has served as a director of the Corporation since March 1984. Mr. Norwood served as a director and senior officer of Alta Mesa National Bank (currently a banking office of Summit Community Bank, N.A.) from April 1981 to December 1995. Mr. Norwood served as a director of Summit National Bank from March 1983 to January 1996.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.  Since May 3, 1993 the Corporation's Common Stock has been
------------------
traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low stock prices as quoted for the Corporation's Common Stock for the periods indicated:

                       High      Low
                      -------  -------
2000 Fiscal Year:
----------------

First Quarter         $18.50   $14.50
Second Quarter         17.75    15.38
Third Quarter          18.06    14.75
Fourth Quarter         22.19    17.00

1999 Fiscal Year:
-------------------
First Quarter         $18.13   $17.38
Second Quarter         20.00    16.88
Third Quarter          19.38    17.00
Fourth Quarter         20.00    17.75

On March 12, 2001 the closing price reported for the Common Stock was $18.81. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Shareholders.  At the close of business on March 12, 2001 there were 588
------------
shareholders of record of Common Stock of the Corporation. The number of beneficial shareholders is unknown to the Corporation at this time.

Dividends.  The Corporation has paid regular cash dividends on its common stock
---------
on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 1999, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods.

                 2000       Dividends Per Share
          ---------------   -------------------

          First Quarter           $0.100
          Second Quarter           0.100
          Third Quarter            0.100
          Fourth Quarter           0.100


                 1999
          ---------------

          First Quarter           $0.080
          Second Quarter           0.080
          Third Quarter            0.080
          Fourth Quarter           0.080


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

ITEM 6.   SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data). All share and per share information has been restated to reflect a two-for-one stock split in 1997.


                                                                                    Years Ended December 31,
                                                                 ------------------------------------------------------------
                                                                    2000         1999         1998         1997        1996
                                                                 --------     --------     --------     --------     --------
Summary of Earnings:
    Interest Income                                              $ 47,609     $ 40,232     $ 37,065     $ 31,972     $ 27,577
    Interest Expense                                               18,870       13,772       13,478       11,301        9,771
                                                                 --------     --------     --------     --------     --------
    Net Interest Income                                            28,739       26,460       23,587       20,671       17,806
    Provision for Loan Losses                                       2,606        1,001          785          900          819
    Securities Gains (Losses)                                          (2)          (3)          35           (1)         (14)
    Non-interest Income                                             3,780        3,883        3,815        3,266        2,990
    Non-interest Expense                                           16,170       15,224       14,173       12,318       10,917
                                                                 --------     --------     --------     --------     --------
    Earnings Before Income Taxes                                   13,741       14,115       12,479       10,718        9,046
    Income Tax Expense                                              4,765        4,893        4,333        3,678        3,103
                                                                 --------     --------     --------     --------     --------
    Net Income                                                   $  8,976     $  9,222     $  8,146     $  7,040     $  5,943
                                                                 ========     ========     ========     ========     ========

Balance Sheet Data (at period-end):
    Total Assets                                                 $619,121     $564,786     $532,764     $459,794     $395,248
    Investment Securities                                         149,647      156,440      148,012      105,627      117,013
    Loans, Net of Unearned Discount                               380,016      355,414      305,833      276,069      220,006
    Allowance for Loan Losses                                       5,399        5,169        4,724        4,065        2,972
    Demand Deposits                                               146,083      128,685      141,170      126,398      103,695
    Total Deposits                                                539,666      480,546      465,500      401,724      345,023
    Short Term Borrowings                                          19,910       32,091       17,839       14,689       13,209
    Shareholders' Equity                                           55,571       48,709       46,235       41,112       35,080

Per Share Data:
    Net Income - Basic                                           $   1.41     $   1.44     $   1.25     $   1.09     $   0.93
    Net Income - Diluted                                             1.38         1.39         1.20         1.04         0.90
    Book Value - Period-End                                          8.73         7.66         7.14         6.32         5.43
    Dividends Declared and Paid                                      0.40         0.32         0.24         0.18         0.14
    Weighted Average Shares Outstanding (000)                       6,364        6,411        6,497        6,479        6,399
    Average Common Share Equivalents (000)                            160          245          317          321          314

Selected Performance Ratios:
    Return on Average Assets                                         1.54 %       1.72 %       1.70 %       1.70 %       1.60 %
    Return on Shareholders' Equity                                  17.57        19.66        18.62        18.49        18.50
    Net Interest Margin (tax equivalent)                             5.25         5.31         5.28         5.47         5.24
    Efficiency Ratio                                                49.71        50.14        51.60        51.42        52.50

Asset Quality Ratios:
    Non-Performing Loans to Total Loans - Period-End                 0.58 %       0.69 %       1.65 %       0.77 %       0.50 %
    Non-Performing Assets to Total Assets - Period-End               0.61         0.78         1.00         0.49         0.32
    Allowance for Loan Losses to Total Loans - Period-End            1.42         1.45         1.54         1.47         1.35
    Allowance for Loan Losses to Non-Performing
        Loans - Period-End                                          246.0        211.0         94.0        193.0        270.0
    Net Charge-Offs (Recoveries) to Average Loans                    0.64         0.16         0.04        (0.08)        0.17

Capital Ratios:
    Shareholders' Equity  to Total Assets - Period-End               8.98 %       8.62 %       8.68 %       8.94 %       8.88 %
    Average Shareholders' Equity to Average Assets                   8.74         8.71         9.11         9.21         8.66
    Total Risk-based Capital to Risk Weighted Assets
        - Period-End*                                               14.97        14.59        15.06        15.06        15.85
    Leverage Ratio - Period-End*                                     8.88         8.77         8.52         8.83         8.82

*Calculated in accordance with Federal Reserve guidelines currently in effect.


Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 2000 and 1999 follows (in thousands except for per share data):

                                                                                First       Second      Third       Fourth
                                                                                Quarter     Quarter     Quarter     Quarter
                                                                              ----------  ----------  ----------  ----------
2000
----
Interest Income                                                                  $11,150     $11,551     $12,230     $12,678
Interest Expense                                                                   4,091       4,443       4,985       5,351
Net Interest Income                                                                7,059       7,108       7,245       7,327
Provision for Loan Losses                                                            232       1,496         577         301
Non-interest Income                                                                  908         918         918       1,034
Non-interest Expense                                                               3,993       4,449       3,708       4,020
Income Tax Expense                                                                 1,292         734       1,338       1,401
Net Income                                                                         2,450       1,347       2,540       2,639

Per Share Data:
    Net Income:
        Basic                                                                    $  0.38     $  0.22     $  0.40     $  0.41
        Diluted                                                                     0.37        0.21        0.39        0.41
Dividends Paid                                                                      0.10        0.10        0.10        0.10
Stock Price Range:
        High                                                                       18.50       17.75       18.06       22.19
        Low                                                                        14.50       15.38       14.75       17.00
        Close                                                                      15.50       17.25       17.88       21.69


                                                                                First       Second      Third       Fourth
                                                                                Quarter     Quarter     Quarter     Quarter
                                                                              ----------  ----------  ----------  ----------

1999
----
Interest Income                                                                  $ 9,394     $ 9,721     $10,222     $10,895
Interest Expense                                                                   3,254       3,157       3,452       3,909
Net Interest Income                                                                6,140       6,564       6,770       6,986
Provision for Loan Losses                                                            220         418         140         223
Non-interest Income                                                                1,031         902         894       1,053
Non-interest Expense                                                               3,738       3,678       3,882       3,926
Income Tax Expense                                                                 1,117       1,159       1,259       1,358
Net Income                                                                         2,096       2,211       2,383       2,532

Per Share Data:
    Net Income:
        Basic                                                                    $  0.33     $  0.34     $  0.37     $  0.40
        Diluted                                                                     0.31        0.33        0.36        0.39
Dividends Paid                                                                      0.08        0.08        0.08        0.08
Stock Price Range:
        High                                                                       18.13       20.00       19.38       20.00
        Low                                                                        17.38       16.88       17.00       17.75
        Close                                                                      17.50       17.38       18.13       18.50


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

Performance Summary. Net income for 2000 was $9.0 million, a decrease of $.2 million, or 2.7%, compared to $9.2 million recorded for 1999. On a weighted average share basis, net income for 2000 was $1.38 per diluted share as compared to $1.39 per share for 1999, a decrease of .7%. The major decline in earnings during 2000 was due to a significant increase in provision for loan losses and a write- down of foreclosed assets. The increase in provision for loan losses was related to the charge-off of $1.7 million of one loan and $.5 million of another. Further explanations of these changes are set forth below.

Continuing to reflect the strong economy in the Corporation's market area, loans increased 6.9% over the previous year-end to $380 million at December 31, 2000. Total funding (deposits and short term borrowings) experienced similar growth, increasing 9.2% over the same period to $560 million. Shareholders' equity was $56 million at year-end, an increase of 14.1%.

Net income for 1999 was $9.2 million compared to net income of $8.1 million for
1998, an increase of 13.2%.   The increase in earnings for 1999 was attributable
to a significant increase in net interest income.

The following table shows selected key performance ratios over the last three
(3) years:

                                                                                                 2000      1999     1998
                                                                                               -------    ------   ------
Return on Average Assets                                                                         1.54%     1.72%     1.70%
Return on Average Shareholders' Equity                                                          17.57     19.66     18.62
Shareholders' Equity to Assets - Average                                                         8.74      8.71      9.11
Dividend Payout Ratio                                                                           28.38     22.25     19.15


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

Net interest income (tax equivalent) for 2000 was $28.8 million, an increase of $2.3 million, or 8.6% compared to the prior year. The net increase reflected a $7.4 million increase in interest income which was offset by a $5.1 million increase in interest expense. The Corporation's yield on earning assets increased to 8.70% in 2000 from 8.06% for 1999. Rates paid on the Corporation's interest-bearing liabilities, increased from 3.86% in 1999 to 4.76% in 2000. These shifts in yield on earning assets and cost of interest-bearing liabilities resulted in the net interest margin decreasing from 5.31% in 1999 to 5.25% for 2000. Contributing to the improved net interest income for 2000 was the increase in noninterest-bearing demand deposits. In 2000, the average balance of demand deposits increased 3.2%. The average demand deposits as a percent of average total deposits decreased to 26.7% in 2000 from 28.2% in 1999; however, this ratio remains very positive compared to the Corporation's peers.

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

                                               2000                             1999                              1998
                                 -------------------------------- -------------------------------- --------------------------------
                                                        Average                          Average                            Average
                                   Average              Yield/     Average               Yield/      Average                Yield/
(Dollars in Thousands)             Balance   Interest    Rate      Balance    Interest    Rate       Balance     Interest    Rate
                                 ---------- ---------- --------- ----------- ---------- --------- ------------ ----------- ---------
Earning Assets:
  Federal Funds Sold             $ 24,659    $ 1,571     6.37%    $ 21,277     $ 1,082      5.08%    $ 38,112     $ 2,053      5.39%
  Investment Securities
    (Taxable)                     148,598      9,253     6.23      145,109       8,496      5.85      115,663       6,963      6.02
  Investment Securities
    (Tax-exempt)(2)                   348         26     7.50          745          52      7.03        1,103          76      6.90
  Loans, Net of Unearned
    Discount(1)                   373,997     36,768     9.83      331,963      30,622      9.22      292,060      28,002      9.59
                                 --------    -------    -----     --------     -------     -----     --------     -------     -----
      Total Earning Assets        547,602     47,618     8.70      499,094      40,252      8.06      446,938      37,094      8.30
                                             -------                           -------                            -------
Other Assets:
  Cash and Due From Banks          24,140                           23,981                             22,226
  Other Assets                     19,122                           20,110                             16,261
Allowance for Loan Losses          (6,167)                          (4,886)                            (4,430)
                                 --------                         --------                           --------
Total Assets                     $584,697                         $538,299                           $480,995
                                 ========                         ========                           ========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts                     $158,476      6,168     3.89     $156,054       5,043      3.23     $144,133       5,186      3.60
  Savings                          93,594      4,472     4.78       85,571       3,440      4.02       68,011       2,972      4.37
  Savings Certificates             67,605      3,808     5.63       55,169       2,543      4.61       52,261       2,631      5.03
  Certificates of Deposit
    $100,000 or more               50,625      2,978     5.88       36,463       1,772      4.86       36,752       1,948      5.30
  Other Time                          778         44     5.70          778          39      5.06          877          49      5.59
  Other Borrowings                 25,748      1,400     5.44       22,404         935      4.17       15,742         692      4.40
                                 --------    -------    -----     --------     -------     -----     --------     -------     -----
      Total Interest-Bearing
        Liabilities               396,826     18,870     4.76      356,439      13,772      3.86      317,776      13,478      4.24
                                             -------                           -------                            -------

Other Liabilities:
  Demand Deposits                 135,165                          131,002                            116,428
  Other Liabilities                 1,607                            3,953                              3,030
  Shareholders' Equity             51,099                           46,905                             43,761
                                 --------                         --------                            -------
  Total Liabilities and
    Shareholders' Equity         $584,697                         $538,299                           $480,995
                                 ========                         ========                           ========

Net Interest Income and
  Margin (T/E Basis)(2)                      $28,748     5.25                  $26,480      5.31                  $23,616      5.28
                                             =======                           =======                            =======

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.

(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.


Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.25% for 2000, a 6 basis point decrease from the previous year. This decrease in the margin reflected a higher cost of funds of 90 basis points in 2000 compared to the prior year somewhat offset by a higher yield on earning assets of 64 basis points, resulting in the net interest spread decreasing from 4.20% to 3.94%. The somewhat disproportionate increase in cost of funds compared to the increase in yield of earning assets reflects the competitive pressures of funding asset growth. The competitive pressures experienced by the Corporation are similar to those pressures experienced throughout the industry at this time.

The table below analyzes the increase in net interest income for each of the years ended December 31, 2000 and 1999 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                             2000 vs. 1999                            1999 vs. 1998
                                                          Increase (Decrease)                       Increase (Decrease)
                                                          Due to Changes in:                         Due to Changes in:
                                                     --------------------------------         --------------------------------
(Dollars in Thousands)                                 Volume       Rate      Total             Volume       Rate       Total
                                                     ---------    --------   --------         ----------  ---------  ----------
Interest Earning Assets:
    Federal Funds Sold                                 $  189     $  301      $  490            $ (861)    $  (110)     $ (971)
    Investment Securities (Taxable)                       208        549         757             1,729        (196)      1,533
    Investment Securities (Tax-exempt)                    (29)         3         (26)              (25)          1         (24)
    Loans, Net of Unearned Discount                     4,045      2,103       6,148             3,712      (1,092)      2,620
                                                       ------     ------      ------            ------     -------      ------
    Total Interest Income                               4,413      2,956       7,369             4,555      (1,397)      3,158
                                                       ------     ------      ------            ------     -------      ------

Interest-Bearing Liabilities:
    Transaction Accounts & Savings                        380      1,779       2,159             1,075        (750)        325
    Certificates of Deposit and Other Time              1,409      1,067       2,476               127        (401)       (274)
    Other Borrowings                                      153        313         466               280         (37)        243
                                                       ------     ------      ------            ------     -------      ------
    Total Interest Expense                              1,942      3,159       5,101             1,482      (1,188)        294
                                                       ------     ------      ------            ------     -------      ------
Changes in Net Interest Income                         $2,471     $ (203)     $2,268            $3,073     $  (209)     $2,864
                                                       ======     ======      ======            ======     =======      ======

Net interest income for 2000 increased $2,268,000, or 8.6% over the prior year. In this same period total interest income increased 18.4% and total interest expense increased 37.0%.

Non-interest Income. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                                                           2000                     1999                1998
                                                                 ------------------------  ------------------------  ---------
                                                                   Amount      % Change      Amount      % Change      Amount
                                                                 ----------  ------------  ----------  ------------  ---------
Service Charges on
    Deposit Accounts                                                $1,998         (0.2)  %   $2,002         (0.8)  %   $2,018
Non-recurring Income                                                    65           --          475         15.3          412
Gain (Loss) on Sale of Investment
    Securities                                                          (2)          --           (3)          --           35
Other Non-interest Income                                            1,717         22.1        1,406          1.5        1,385
                                                                    ------                    ------                    ------
        Total Non-interest Income                                   $3,778         (2.6)      $3,880          0.8       $3,850
                                                                    ======                    ======                    ======

Service charges on deposits decreased in 2000 as a result of customers maintaining higher balances in accounts thereby avoiding service charges.

The non-recurring income in 2000 is primarily interest recovered on loans either charged-off in prior years or loans that were on non-accrual status in prior years. Non-recurring income in 1999 included refunds of state franchise tax of $155,000, gain on sale of land of $105,000, a forfeited deposit of $100,000 related to sale of foreclosed property and interest recovered on loans either charged-off in prior years or loans that were on non-accrual status in prior years of $114,000.

The increase in other non-interest income in 2000 is primarily due to an increase in income from debit card fees and mortgage brokerage/origination fees.

Non-interest Expense. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                                           2000                     1999                1998
                                                                 ------------------------  ------------------------  ---------
                                                                   Amount      % Change      Amount      % Change      Amount
                                                                 ----------  ------------  ----------  ------------  ---------
Salaries and Employee Benefits                                    $ 9,480        2.8 %     $ 9,226        7.6 %     $ 8,576
Occupancy Expense - Net                                               993        (3.7)       1,031        11.1          928
Furniture and Equipment Expense                                     1,391        15.7        1,202         4.5        1,150
Other Real Estate Owned Expense                                       324          --          107          --           (1)
Other Expenses:
    Business Development                                              601        (0.2)         602        (1.5)         611
    Insurance - Other                                                 116        (4.1)         121        18.6          102
    Legal and Professional Fees                                       866        39.9          619        21.1          511
    Other Taxes                                                       116       (31.4)         169       (39.0)         277
    Postage and Courier                                               332         5.1          316        10.5          286
    Printing and Supplies                                             369        (2.6)         379        (2.1)         387
    Regulatory Fees and Assessments                                   237        29.5          183         8.3          169
    Other Operating Expenses                                        1,345         6.0        1,269         7.8        1,177
                                                                  -------                  -------                  -------
        Total Other Expenses                                        3,982         8.9        3,658         3.9        3,520
                                                                  -------                  -------                  -------
             Total Non-interest Expense                           $16,170         6.2      $15,224         7.4      $14,173
                                                                  =======                  =======                  =======

Total non-interest expense increased 6.2% in 2000 over 1999 reflecting increases in salaries and benefits, furniture and equipment expenses, other real estate owned expense, legal and professional fees and regulatory fees and assessments. As a percent of average assets, non-interest expenses were 2.77%, 2.83%, and 2.95%, in 2000, 1999 and 1998, respectively. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 49.71% for 2000. The efficiency ratio measures what percentage of total revenues are absorbed by non-interest expense. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer groups.

The increase in salaries and employee benefits for 2000 is due to routine salary merit increases and additions to staff, offset by decreased incentive bonus payments. The average number of full-time equivalent employees increased by 5.5 in 2000 to an average full-time equivalent of 179.5. At year end 2000 the full-time equivalent staff was 178.5 versus 179 at the same time the prior year.

The increase in furniture and equipment expense is primarily a result of depreciation and service contract expense for expanded data processing equipment and software.

The increase in expenses for the other real estate owned ("ORE") reflects write-downs of ORE of $426,000, gains on sales of ORE of $151,000 and expenses of holding ORE prior to sale.

Legal and professional fees increased in 2000 and reflects increases in attorney fees related to certain problem loans and fees paid to consultants and attorneys for assistance in general corporate issues.

Regulatory fees and assessments increased primarily due to increases in the FDIC assessment for deposit insurance.

Federal and State Income Tax Expense. The Corporation has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $4.8 million for federal income taxes for 2000, resulting in an effective tax rate of 34.7%.

Investment Securities. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 2000, classified as to
                        --------------
whether the security is to be Held-to-Maturity or is Available-for-Sale (see
Note 1 of the Notes to Consolidated Financial Statements for a discussion of these designations), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                      December 31, 2000
                                   -------------------------------------------------------------------------------------------------
                                                              Due 1 to              Due 5 to              Due After
                                   Due 1 Year or Less         5 Years               10 Years              10 Years
                                   -------------------  --------------------   -------------------  ----------------------
                                     Amount    Yield      Amount     Yield      Amount     Yield      Amount      Yield       Total
                                   ---------  --------  --------------------   ---------  --------  ----------  ----------  --------
(Dollars in Thousands)
U.S. Treasury Securities - HTM      $ 4,001     6.33%    $    --       -- %    $    --       -- %     $    --       -- %    $  4,001
U.S. Treasury Securities - AFS        7,013     6.05        6,062     6.29          --       --            --       --        13,075
Total                                11,014     6.15        6,062     6.29          --       --            --       --        17,076

U.S. Government Agencies - HTM        1,000     4.98       14,000     5.99        3,020     5.98           --       --        18,020
U.S. Government Agencies - AFS       13,935     6.20       87,218     6.25        1,011     5.62           --       --       102,164
Total                                14,935     6.12      101,218     6.22        4,031     5.89           --       --       120,184

U.S. Government Agency Mortgage         --       --         2,115     5.79        1,564     5.83         6,759     6.97       10,438
  Back Securities - AFS

Obligations of States and
  Political Subdivisions - AFS          115     7.27          125     7.42          --       --            --       --           240
Total                                   115     7.27        2,240     5.88        1,564     5.83         6,759     6.97       10,678

Other Securities - AFS                  --       --           --       --           --       --          1,277     6.20        1,277
                                    -------     ----     --------     ----     --------     ----      --------     ----     --------
        Total                       $26,064     6.13     $109,520     6.21       $5,595     5.87        $8,036     6.85     $149,215
                                    =======     ====     ========     ====     ========     ====      ========     ====     ========
Held-to Maturity ("HTM")            $ 5,001     6.06 %   $ 14,000     5.99 %     $3,020     5.98 %   $     --       --  %   $ 22,021
Available-for-Sale ("AFS")           21,063     6.15       95,520     6.25        2,575     5.75         8,036     6.85      127,194

The yield on the investment securities portfolio of the Corporation at December 31, 2000 was 6.22% and the weighted average life of the portfolio on that date was approximately 2.3 years. At December 31, 1999 the yield of the portfolio was 5.96% and the weighted average life was 2.8 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 2000 and 1999. As of December 31, 2000, there was a net unrealized gain of $360,000 in the portfolio of which $432,000 related to Available-for-Sale securities, or .3% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                                                           December 31,
                                                                      --------------------------------------------------------
                                                                          2000        1999        1998        1997      1996
                                                                      ----------- ----------- ------------ ---------- --------
U.S. Treasury Securities                                              $ 17,162    $ 27,974    $ 41,672    $ 70,794    $ 77,678
U.S. Government Agencies
    and Corporations                                                   120,559     113,535      87,791      20,249      25,276
U.S. Government Agency
    Mortgage Backed Securities                                          10,409      13,079      16,440      12,527      13,805
Obligations of States and
    Political Subdivisions                                                 240         637       1,037       1,142         -0-
Federal Reserve Bank and Federal
    Home Loan Bank Stock                                                 1,277       1,215       1,072         915         254
                                                                      --------    --------    --------    --------    --------
           Total                                                      $149,647    $156,440    $148,012    $105,627    $117,013
                                                                      ========    ========    ========    ========    ========

In 2000, approximately $59.9 million of investment securities were sold, resulting in a net loss on sale of securities of $2,000. Management of the Corporation views these trades as an opportunity to restructure the portfolio for future benefits.

Loans. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                  December 31,
                  -----------------------------------------------------------------------------------------------------------------
                                    % of                   % of                   % of                 % of                  % of
                        2000        Total       1999      Total        1998      Total       1997      Total      1996       Total
                      --------      -----     --------    -----      --------    -----     --------    -----     --------    -----
Commercial            $167,818      44.2%     $156,847     44.2%     $133,066     43.5%    $127,800     46.3%    $103,414     47.0%
Real Estate
  Mortgage             132,062      34.7       120,596     33.9       100,421     32.9       90,638     32.8       76,771     34.9
Real Estate
  Construction          47,183      12.4        43,875     12.3        40,456     13.2       26,290      9.5       12,862      5.8
Loans to
  Individuals,
  Net of Unearned
  Discount              32,953       8.7        34,096      9.6        31,890     10.4       31,341     11.4       26,959     12.3
                      --------      -----     --------    -----      --------    -----     --------    -----     --------    -----
Total Loans, Net
  of Unearned
  Income              $380,016      100.0 %   $355,414    100.0%     $305,833    100.0%    $276,069    100.0%    $220,006    100.0%
                      ========      =====     ========    =====      ========    =====     ========    =====     ========    =====



The preceding loan distribution table reflects that total loans increased $24.6 million (6.9%) between year-end 1999 and 2000. Although this dollar increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 2000, loans were 70.4% of deposits compared to 74.0% at the previous year-end reflecting a somewhat slower growth in loans compared to deposits. Average loans were 73.9% of average deposits in 2000 compared to 71.4% in 1999.

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

A significant portion of the $132 million real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 2000, $79 million of loans, approximately 60% of the real estate mortgage portfolio, had been made for this purpose. Also, approximately 36% of the loans in the real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

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

The following table presents commercial loans and real estate construction loans at December 31, 2000, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                           Over
                                         One Year
                            One Year     Through       Over Five
                            or Less     Five Years       Years        Total
                          ----------    ----------     ---------   ---------
Commercial                  $141,206       $23,743        $2,869    $167,818
Real Estate Construction      41,563         2,200         3,420      47,183
                          ----------    ----------     ---------   ---------

            Totals          $182,769       $25,943        $6,289    $215,001
                          ==========    ==========     =========   =========



Of the loans maturing after one year, all have fixed rates of interest, with many having rate adjustment clauses during the remaining term of the loan that allow for periodic adjustments to rates.

Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and subsequent recoveries, if any, are credited to the allowance. The allowance represents the amount which, in management's judgment, will be adequate to absorb future charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's periodic evaluation of the loan portfolio and by the employment of third party loan review specialists. All known problem loans, unknown inherent risks generally associated with bank lending, past loan loss experience, delinquency ratios and current and projected economic conditions are taken into account in evaluating the adequacy of the allowance.

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

The following table presents average loans net of unearned income and an analysis of the consolidated allowance for loan losses (dollars in thousands):


                                                                          Years Ended December 31,
                                                        -------------------------------------------------------------
                                                          2000         1999         1998         1997          1996
                                                        --------     --------     --------     --------      --------

Average Loans Outstanding                               $373,997     $331,963     $292,060     $248,303      $201,506
                                                        ========     ========     ========     ========      ========
Analysis of Allowance for
    Loan Losses:
    Balance, Beginning of Year                          $  5,169     $  4,724     $  4,065     $  2,972      $  2,500
    Charge-Offs:
        Commercial                                         2,429          376          128          148           424
        Real Estate Mortgage                                 -0-            3           39          -0-             2
        Real Estate Construction                             -0-          230            6          -0-           -0-
        Loans to Individuals                                 171          118          170           98            36
                                                        --------     --------     --------     --------      --------

            Total Charge-Offs                              2,600          727          343          246           462
                                                        --------     --------     --------     --------      --------

    Recoveries:
        Commercial                                           140           93           87          379            58
        Real Estate Mortgage                                  10           44          111           56            54
        Real Estate Construction                             -0-          -0-          -0-          -0-           -0-
        Loans to Individuals                                  74           34           19            4             3
                                                        --------     --------     --------     --------      --------

            Total Recoveries                                 224          171          217          439           115
                                                        --------     --------     --------     --------      --------

                  Net Charge-Offs (Recoveries)             2,376          556          126         (193)          347

    Provision Charged to Operating Expense                 2,606        1,001          785          900           819
                                                        --------     --------     --------     --------      --------

    Balance, End of Year                                $  5,399     $  5,169     $  4,724     $  4,065      $  2,972
                                                        ========     ========     ========     ========      ========

Ratio of Net Charge-Offs (Recoveries)
            to Average Loans Outstanding                   0.64 %       0.16 %       0.04 %       (0.08) %      0.17 %
                                                        ========     ========     ========     ========      ========

The increase in provision for loan losses in 2000 over 1999 primarily recognizes an increase in loans and a significantly higher loan charge-off rate.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                                                          December 31,
                                                                   ------------------------------------------------------------
                                                                     2000         1999         1998         1997         1996
                                                                   --------     --------     --------     --------     --------
Total Loans                                                        $380,016     $355,414     $305,833     $276,069     $220,006
Allowance for Loan Losses                                             5,399        5,169        4,724        4,065        2,972
Allowance for Loan Losses
    as a Percent of Total Loans                                        1.42%        1.45%        1.54%        1.47%        1.35%
Allowance for Loan Losses
    as a Percent of Non-Performing Loans                              246.0        211.0         94.0        193.0        270.0


The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 35 for the percent of specific types of loans to total loans:

                                                                     December 31,
                          --------------------------------------------------------------------------------------------------------
                                2000                  1999                  1998                  1997                  1996
                          ----------------      ----------------      ----------------      ----------------      ----------------
                                      % of                 % of                  % of                  % of                  % of
                          Amount     Total      Amount     Total      Amount     Total      Amount     Total      Amount     Total
                          ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
Allowance For
  Loan Losses:
      Commercial          $2,066     38.3 %     $2,686     52.0 %     $2,713     57.4 %     $1,729     42.5 %     $1,072     36.1 %
      Real Estate
          Mortgage         1,095      20.3       1,050      20.3         818      17.3         699      17.2         556      18.7
      Real Estate
          Construction       381       7.1         371       7.2         452       9.6         184       4.5          81       2.7
      Loans to
          Individuals        374       6.9         375       7.3         372       7.9         272       6.7         165       5.6
      Unallocated
          Portion          1,483      27.4         687      13.2         369       7.8       1,181      29.1       1,098      36.9
                          ------     -----      ------     -----      ------     -----      ------     -----      ------     -----

Total                     $5,399     100.0 %    $5,169     100.0 %    $4,724     100.0 %    $4,065     100.0 %    $2,972     100.0 %
                          ======     =====      ======     =====      ======     =====      ======     =====      ======     =====



The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. Management of the Corporation believes that the allowance for loan losses at December 31, 2000, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

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

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31, (dollars in thousands):

                                                                                           December 31,
                                                                        -----------------------------------------------------
                                                                         2000        1999        1998        1997        1996
                                                                        -----      ------      ------      ------      ------

Non-accrual Loans                                                      $2,182      $2,450      $5,049      $2,112      $1,102
Renegotiated Loans                                                        -0-           3           6         -0-         -0-
Other Real Estate & Other Foreclosed Assets                             1,595       1,947         281         151         166
                                                                       ------      ------      ------      ------      ------

    Total Non-Performing
        Assets                                                         $3,777      $4,400      $5,336      $2,263      $1,268
                                                                       ======      ======      ======      ======      ======

As a Percent of:
    Total Assets                                                         0.61%       0.78%       1.00%       0.49%       0.32%
    Total Loans and Other
        Real Estate & Other Foreclosed Assets                            0.99        1.23        1.74        0.82        0.58

Loans Past Due 90 Days or
        More and Still Accruing                                        $   10      $  -0-      $    3      $   78      $   36



Non-accrual loans at December 31, 2000, were comprised of $1,997,000 in commercial loans, $72,000 in real estate mortgages and $113,000 in consumer loans. Within the non-accrual commercial loans is one loan of $1,315,000 that is performing as to payment of principal and interest, however, the borrower is experiencing financial difficulty due to their line of business. Other Real Estate and Other Foreclosed Assets includes two assets - the first is multi-family residential units having a book value of $286,000; the second asset is the projected wholesale value of text books taken in lieu of foreclosure of a borrower that closed operations. It is anticipated that the multi-family residential property will be sold in the second quarter of 2001 at a profit.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                                                                   Years Ended December 31,
                                                                         -----------------------------------------
                                                                         2000     1999     1998     1997     1996
                                                                         -----    -----    -----    -----    -----
Gross Amount of Interest
    That Would Have Been
    Recorded at Original Rate                                            $ 600    $ 427    $ 537    $ 272    $ 111
Interest Included in Income                                                206       68      312      154       30
                                                                         -----    -----    -----    -----    -----
        Interest Not Recorded
            in Income                                                    $ 394    $ 359    $ 225    $ 118    $  81
                                                                         =====    =====    =====    =====    =====

Loans of each Subsidiary Bank are graded on a system similar to that used by the banking industry regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard", which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral. The last level of criticized loans, before they are charged off, is "Doubtful". Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                                                                           December 31,
                                                                      ------------------------------------------------------
                                                                       2000        1999        1998        1997        1996
                                                                      ------      ------      ------      ------      ------
Non-Performing Loans                                                  $ 2,182     $ 2,453     $ 5,055      $2,112      $1,102
Criticized Loans                                                       11,536      11,804      10,468       9,295       4,589
Allowance for Loan Losses                                               5,399       5,169       4,724       4,065       2,972
Allowance for Loan Losses
    as a Percent of:
        Non-Performing Loans                                            247.0%      211.0%       94.0%      193.0%      270.0%
        Criticized Loans                                                 47.0        44.0        45.0        44.0        65.0


Independent third party loan reviews of the Subsidiary Banks were completed at various times in 2000. In addition, regulatory examinations were completed in late 2000. Based on the findings of these reviews and exams management considers the Subsidiary Banks to be adequately reserved.

Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

Deposits. The primary source of the Corporation's funds is the deposits of the Subsidiary Banks. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal because of market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $4.2 million, or 3.2% in 2000. These deposits represented 26.7% of total deposits. Average
interest-bearing deposits increased $37.0 million, or             11.1%.  The
deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):



                                                         2000                       1999                       1998
                                                -----------------------------------------------------------------------------
                                                 Amount      Rate Paid      Amount      Rate Paid      Amount      Rate Paid
                                                --------    -----------    --------    -----------    --------    -----------
Noninterest-Bearing Demand Deposits             $135,165                   $131,002                   $116,428
Interest-Bearing Deposits:
    Interest-Bearing Transaction
          Accounts                               158,476        3.89 %      156,054         3.23%      144,133        3.60 %
    Savings                                       93,594         4.78        85,571         4.02        68,011         4.37
    Savings Certificates                          67,605         5.63        55,169         4.61        52,261         5.03
    Certificates of Deposit of $100,000 or        50,625         5.88        36,463         4.86        36,752         5.30
     More
    Other Time Deposits                              778         5.70           778         5.06           877         5.59
                                                --------                   --------                   --------

               Total Interest-Bearing            371,078         4.71       334,035         3.84       302,034         4.23
                Deposits
                                                --------                   --------                   --------

               Total Deposits                   $506,243                   $465,037                   $418,462
                                                ========                   ========                   ========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2000, 1999 and 1998 is presented below (in thousands):
                                                                % of                       % of                       % of
Maturity                                          2000          Total        1999         Total           1998       Total
--------                                        --------      --------     --------      --------       --------    --------
3 months or less                                $ 16,267        27.0 %     $ 18,144        46.4 %     $ 14,227        38.4 %
3 to 6 months                                     15,334         25.5         7,846         20.1         7,943         21.4
6 to 12 months                                    24,191         40.2        11,776         30.1         8,471         22.8
Over 12 months                                     4,403          7.3         1,312          3.4         6,458         17.4

Borrowings. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the banks that require short-term liquidity for their funds. Information relating to these borrowings is summarized as follows:

                                                                                            December 31,
                                                                                --------------------------------
                                                                                 2000         1999         1998
                                                                                ------       ------       ------
Securities sold under repurchase agreements:
        Average Balance                                                          $20,797      $20,488      $15,742
        Year-end Balance                                                          19,910       28,091       17,839
        Maximum month-end balance during year                                     25,019       30,309       19,354
        Interest Rate:
        Average                                                                     5.19 %       4.04 %       4.40 %
        Year-end                                                                    5.44         3.38         3.83

The Corporation, through one of its subsidiaries, has available a line of credit with the Federal Home Loan Bank of Dallas, which allows the subsidiary to borrow on a collateralized basis at a fixed term. At December 31, 2000, the subsidiary
had no borrowings outstanding.   For the year ended December 31, 2000, the
subsidiary had borrowed an average balance of $4,929,000 bearing an average interest rate of 6.49%. At December 31, 1999, the subsidiary had borrowed $4,000,000, bearing an interest rate of 5.43% and having a maturity of April 2000.

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

The following table, commonly referred to as a "static gap report", indicates the interest rate-sensitivity position at December 31, 2000 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                                         Repriced
                                              Due in                                                      After 1
                                                30           Due in         Due in           Total        Year or
                                               Days          31-180        181 Days          Rate        Non-Rate
                                             Or Less          Days        to One Year      Sensitive     Sensitive      Total
                                             --------       --------      -----------      ---------     ---------     --------
Earning Assets:
    Loans                                    $217,476       $ 17,652         $ 19,232       $254,360      $125,656     $380,016
    Investment Securities                       4,328         21,100           11,495         36,923       112,724      149,647
    Federal Funds Sold                         46,461            ---              ---         46,461           ---       46,461
                                             --------       --------      -----------      ---------     ---------     --------

            Total Earning Assets              268,265         38,752           30,727        337,744       238,380      576,124

Interest-Bearing Liabilities:
    Interest-Bearing
        Transaction Accounts
            and Savings                       250,362            ---              ---        250,362           ---      250,362
        Certificates of
            Deposits > $100,000                 6,803         24,798           24,191         55,792         4,404       60,196
        Other Time Deposits                     6,393         24,633           40,027         71,053        11,972       83,025
        Repurchase Agreements                  19,910            ---              ---         19,910           ---       19,910
                                             --------       --------         --------       --------      --------     --------


            Total Interest-
                  Bearing Liabilities         283,468         49,431           64,218        397,117        16,376      413,493
                                             --------       --------         --------       --------      --------     --------

Interest Sensitivity Gap                     $(15,203)      $(10,679)        $(33,491)      $(59,373)     $222,004     $162,631
                                             ========       ========         ========       ========      ========     ========
Cumulative Gap                               $(15,203)      $(25,882)        $(59,373)
                                             ========       ========         ========
Cumulative Gap To
        Total Earning Assets                    (2.64)  %      (4.47)  %       (10.31)  %
Cumulative Gap To
        Total Assets                            (2.46)  %      (4.18)  %        (9.59)  %

In the preceding table under the "After 1 Year" category, $70,205,000 in investment securities will reprice or mature within one to three years and another $36,779,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.3 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by the Corporation's management to the earning assets and interest-bearing liabilities in the static gap report via a simulation model, the cumulative gap to total assets ratio at one year of (9.59%) was reversed to a positive 10.70% "beta adjusted" gap position. Management feels that the "beta adjusted" gap risk technique more accurately reflects the Corporation's gap position.

In addition to gap analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the December 31, 2000 simulation analysis, it is estimated that a 200 basis point rise in rates over the next 12 month period would have an impact of approximately 5.5% on net interest income for the period, while a 200 basis point decline in rates over the same period would have an impact of approximately (7.2)% on net interest income for the period. The results are primarily from the behavior of demand, money market and savings deposits. The Corporation has found that, historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis, is not intended to be and does not provide, a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects the spreads and margins for the past three (3) years:

                                          2000      1999      1998     1997
                                         ------    ------    ------   ------

Yield on Earning Assets (T/E)             8.70 %    8.06 %    8.30 %   8.45 %
Cost of Funds                             4.76      3.86      4.24     4.16
Net Interest Spread (T/E)                 3.94      4.20      4.06     4.29
Net Interest Margin (T/E)                 5.25      5.31      5.28     5.47

T/E = Tax Equivalent

Capital Resources. At December 31, 2000 shareholders' equity totaled $55.6 million, an increase of $6.9 million or 14.1% for the year. This increase reflects retained earnings, i.e., earnings net of dividends to shareholders, and the impact of the repurchase of shares of common stock of the Corporation. In 2000, $1.4 million of stock was repurchased.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and a portion of the allowance for loan losses, respectively. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1998, 1999 and 2000 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8%, of which 4% must be Tier 1 capital.

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

The table below illustrates the Corporation's and its Subsidiary Banks' compliance with the regulatory guidelines as of December 31, 2000 (dollars in thousands):

                                                         The          Summit        Summit
                                                    Consolidated     National      Community
                                                     Corporation       Bank       Bank, N.A.
                                                    ------------  ------------   ------------

Total Assets                                            $619,121      $247,657       $366,806
Risk Weighted Assets                                     403,050       160,517        238,041

Equity Capital (Tier 1)                                   55,286        21,873         29,621
Qualifying Allowance For
    Loan Losses                                            5,043         1,635          2,985
                                                    ------------  ------------   ------------

                  Total Capital                         $ 60,329      $ 23,508       $ 32,606
                                                     ===========  ============   ============

Leverage Ratio                                              8.88 %        8.77  %        8.01 %
Risk Capital Ratio:
    Tier 1 Capital                                         13.72 %       13.63  %       12.44 %
    Total Capital                                          14.97         14.65          13.70


The Corporation had an unrealized gain on Available-for-Sale securities, net of deferred taxes, of $285,000 as of December 31, 2000. Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital.

As can be seen in the preceding table, the Corporation and its Subsidiary Banks exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 2000.

Also, as of December 31, 2000, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. At December 31, 2000, federal funds sold and investment securities maturing within 30 days represented $51 million or 8.2% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serves as secondary sources of liquidity. Each of the Subsidiary Banks have approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 88.7% of total deposits at December 31, 2000, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000. Also, the Corporation's loan to deposit ratio averaged a somewhat conservative 73.9% for the year.

The parent Company's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, is derived from the investment in its subsidiaries and from management fees paid by the subsidiaries. See Note 16 - Dividends from Subsidiaries for limitations on dividends payable by subsidiaries.

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

Forward-Looking Statements. Certain statements contained in this document, which are not historical in nature, including statements regarding the Corporation's and/or management's intentions, strategies, beliefs, expectations, representations, plans, projections, or predictions of the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act. We are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are made based on assumptions involving certain known and unknown risks and uncertainties, many of which are beyond the Corporation's control, and other important factors that could cause actual results, performance or achievements to differ materially from the expectations expressed or implied by such forward-looking statements.

ITEM 7 A.  QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Corporation's financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity." The Corporation's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements and Supplementary Data:                                    Page
----------------------------------------------------                                     ----

Independent Auditor's Report                                                              30

Management's Responsibility for Financial Reporting                                       31

Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of
     December 31, 2000 and 1999                                                           32

Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries
     for the Years Ended December 31, 2000, 1999 and 1998                                 33

Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and
     Subsidiaries for the Years Ended December 31, 2000, 1999 and 1998
     (Consolidated and Parent Company Only)                                               34

Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries
     for the Years Ended December 31, 2000, 1999 and 1998                                 35


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stovall, Grandey, & Whatley, L.L.P.

STOVALL, GRANDEY, & WHATLEY, L.L.P.


Fort Worth, Texas
January 23, 2001

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

The consolidated financial statements have been audited by Stovall, Grandey & Whatley, L.L.P., independent auditors, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors and by the shareholders. The audit by the independent auditors provides an additional assessment of the degree to which the Corporation's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include their consideration of the internal control structure and performance of selected tests of transactions and records, as they deem appropriate. These auditing procedures are designed to provide an additional reasonable level of assurance that the financial statements are fairly presented in accordance with general accepted accounting principles in all material respects.




               /s/ Philip E. Norwood             /s/ Bob G. Scott

                 PHILIP E. NORWOOD                 BOB G. SCOTT
               CHAIRMAN OF THE BOARD         EXECUTIVE VICE PRESIDENT
                   AND PRESIDENT            AND CHIEF OPERATING OFFICER

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                  ------------------------------------
                                                                                      2000                    1999
                                                                                  ------------            ------------
ASSETS                                                                                       (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                                  $     27,595            $     19,092
FEDERAL FUNDS SOLD & DUE FROM TIME                                                      46,461                  18,012
INVESTMENT SECURITIES - NOTE 2
  Securities Available-for-Sale, at fair value                                         127,626                 129,116
  Securities Held-to-Maturity, at cost (fair value of $21,949,000                       22,021                  27,324
    and $26,739,000 at December 31, 2000 and 1999, respectively.
LOANS - NOTES 3 AND 11
  Loans, Net of Unearned Discount                                                      380,016                 355,414
     Allowance for Loan Losses                                                          (5,399)                 (5,169)
                                                                                  ------------            ------------
         LOANS, NET                                                                    374,617                 350,245

PREMISES AND EQUIPMENT - NOTE 4                                                          8,124                   8,562
ACCRUED INCOME RECEIVABLE                                                                5,133                   4,503
OTHER REAL ESTATE - NOTE 5                                                                 286                   1,947
OTHER ASSETS                                                                             7,258                   5,985
                                                                                  ------------            ------------
TOTAL ASSETS                                                                      $    619,121            $    564,786
                                                                                  ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                      $    146,083            $    128,685
  Interest-Bearing                                                                     393,583                 351,861
                                                                                  ------------            ------------
         TOTAL DEPOSITS                                                                539,666                 480,546

SHORT TERM BORROWINGS - NOTE 7                                                          19,910                  32,091
ACCRUED INTEREST PAYABLE                                                                 1,091                     576
OTHER LIABILITIES                                                                        2,883                   2,864
                                                                                  ------------            ------------
         TOTAL LIABILITIES                                                             563,550                 516,077
                                                                                  ------------            ------------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13, 15 AND 17

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized;
     6,362,278  and  6,361,247  shares issued and outstanding at
     December 31, 2000 and 1999, respectively.                                           7,953                   7,952
  Capital Surplus                                                                        6,678                   6,469
  Retained Earnings                                                                     40,655                  35,474
  Accumulated Other Comprehensive Income - Unrealized Gain
    (Loss) on Available-for-Sale Investment Securities, Net of Tax                         285                  (1,186)
                                                                                  ------------            ------------
         TOTAL SHAREHOLDERS' EQUITY                                                     55,571                  48,709
                                                                                  ------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $    619,121            $    564,786
                                                                                  ============            ============

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    For the Years Ended December 31,
                                                                             -------------------------------------------------
                                                                                 2000               1999               1998
                                                                             -----------        -----------        -----------
                                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                 $    36,768        $    30,620        $    28,000
  Interest and Dividends on Investment Securities:
    Taxable                                                                        9,253              8,495              6,963
    Exempt from Federal Income Taxes                                                  17                 35                 50
  Interest on Federal Funds Sold and Due From Time                                 1,571              1,082              2,052
                                                                             -----------        -----------        -----------

         TOTAL INTEREST INCOME                                                    47,609             40,232             37,065
                                                                             -----------        -----------        -----------
INTEREST EXPENSE
  Interest on Deposits                                                            17,470             12,837             12,786
  Interest on Short Term Borrowings                                                1,400                926                692
  Interest on Note Payable                                                           -0-                  9                -0-
                                                                             -----------        -----------        -----------
         TOTAL INTEREST EXPENSE                                                   18,870             13,772             13,478
                                                                             -----------        -----------        -----------

         NET INTEREST INCOME                                                      28,739             26,460             23,587

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                           2,606              1,001                785
                                                                             -----------        -----------        -----------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                                                26,133             25,459             22,802
                                                                             -----------        -----------        -----------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                             1,998              2,002              2,018
  Loss on Sale of Investment Securities                                               (2)                (3)                35
  Other Income                                                                     1,782              1,881              1,797
                                                                             -----------        -----------        -----------
         TOTAL NON-INTEREST INCOME                                                 3,778              3,880              3,850
                                                                             -----------        -----------        -----------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 15                                         9,480              9,226              8,576
  Occupancy Expense - Net                                                            993              1,031                928
  Furniture and Equipment Expense                                                  1,391              1,202              1,150
  Other Real Estate Owned Expense - Net                                              324                107                 (1)
  Other Expense - NOTE 9                                                           3,982              3,658              3,520
                                                                             -----------        -----------        -----------
         TOTAL NON-INTEREST EXPENSE                                               16,170             15,224             14,173
                                                                             -----------        -----------        -----------
         INCOME BEFORE INCOME TAXES                                               13,741             14,115             12,479

APPLICABLE INCOME TAXES - NOTE 10                                                  4,765              4,893              4,333
                                                                             -----------        -----------        -----------
         NET INCOME                                                          $     8,976        $     9,222        $     8,146
                                                                             ===========        ===========        ===========
         NET INCOME PER SHARE - NOTE 14
             Basic                                                           $      1.41        $      1.44        $      1.25
             Diluted                                                                1.38               1.39               1.20

The accompanying Notes should be read with these financial statements.


                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                        Accumulated
                                                                                          Other
                                                                                       Comprehensive
                                                                                        Income - Net
                                                                                         Unrealized
                                                                                            Gain                        Total
                                         Common Stock                                     (Loss) on                      Share-
                                    ---------------------     Capital     Retained       Investment       Treasury     Holder's
                                     Shares       Amount      Surplus     Earnings       Securities        Stock        Equity
--------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 1998                     6,501,332    $  8,127    $  6,251   $   26,491       $      243       $    -0-     $  41,112

Stock Options Exercised                72,195          90          78                                                        168
Purchases of Stock Held
  in Treasury                                                                                               (1,948)       (1,948)
Retirement of Stock Held
  in Treasury                        (101,700)       (127)                  (1,806)                          1,933           -0-
Cash Dividend
  $.24 Per Share                                                            (1,560)                                       (1,560)
Net Income for the
  Year Ended 1998                                                            8,146                                         8,146
Securities Available-
  for-Sale Adjustment                                                                           317                          317
                                                                                                                       ---------
Total Comprehensive
    Income NOTE 23                                                                                                         8,463
                                    ---------    --------    --------   ----------       ----------       --------     ---------
BALANCE AT
December 31, 1998                   6,471,827       8,090       6,329       31,271              560            (15)       46,235

Stock Options Exercised                63,320          79         140                                                        219
Purchases of Stock Held
  in Treasury                                                                                               (3,169)       (3,169)
Retirement of Stock Held
  in Treasury                        (173,900)       (217)                  (2,967)                          3,184           -0-
Cash Dividend -
  $.32 Per Share                                                            (2,052)                                       (2,052)
Net Income for the Three Months
  Year Ended 1999                                                            9,222                                         9,222
Securities Available-
  for-Sale Adjustment                                                                        (1,746)                      (1,746)
                                                                                                                       ---------
Total Comprehensive
  Income NOTE 23                                                                                                           7,476
                                    ---------    --------    --------   ----------       ----------       --------     ---------
BALANCE AT
December 31, 1999                   6,361,247       7,952       6,469       35,474           (1,186)           -0-        48,709

Stock Options Exercised                81,238         101         209                                                        310
Purchases of Stock Held
  in Treasury                                                                                               (1,348)       (1,348)
Retirement of Stock Held
  in Treasury                         (80,207)       (100)                  (1,248)                          1,348           -0-
Cash Dividend -
  $.40 Per Share                                                            (2,547)                                       (2,547)
Net Income for the
  Year Ended 2000                                                            8,976                                         8,976
Securities Available-
  for-Sale Adjustment                                                                         1,471                        1,471
                                                                                                                       ---------
Total Comprehensive
  Income NOTE 23                                                                                                          10,447
                                    ---------    --------    --------   ----------       ----------       --------     ---------
BALANCE AT
December 31, 2000                   6,362,278    $  7,953    $  6,678   $   40,655       $      285       $    -0-     $  55,571
                                    =========    ========    ========   ==========       ==========       ========     =========

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For The Years Ended December 31,
                                                                             -------------------------------------------------
                                                                                 2000               1999              1998
                                                                             -----------        -----------        -----------
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $     8,976        $     9,222        $     8,146
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                                  1,054              1,081              1,037
    Net Accretion of Investment Securities                                          (142)               (39)               (31)
    Provision for Loan Losses                                                      2,606              1,001                785
    Deferred Income Tax Benefit                                                     (194)              (385)              (465)
    Net (Gain) Loss  on Sale of Investment Securities                                  2                  3                (35)
    Writedown of Other Real Estate                                                   426                -0-                -0-
    Net Gain From Sale of Other Real Estate                                         (151)               (36)                (2)
    Net Loss From Sale of Premises and Equipment                                     -0-               (105)                (3)
    Net Increase in Accrued Income and Other Assets                               (1,280)               (33)              (523)
    Net Increase in Accrued Expenses and Other Liabilities                           232                250                921
                                                                             -----------        -----------        -----------
      Total Adjustments                                                            2,553              1,737              1,684
                                                                             -----------        -----------        -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                   11,529             10,959              9,830
                                                                             -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                                  (28,449)            20,694             (2,946)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                                             1,285              4,280             21,627
    . Available-for-Sale                                                          82,218             63,531             63,334
  Proceeds from Sales of Investment Securities                                    59,922             71,214             11,992
  Purchase of Investment Securities
    . Held-to-Maturity                                                               -0-             (6,037)           (20,644)
    . Available-for-Sale                                                        (134,263)          (144,026)          (118,148)
  Loans Originated and Principal Repayments, Net                                  27,367            (52,828)           (30,482)
  Recoveries of Loans Previously Charged-Off                                         224                171                217
  Proceeds from Sale of Premises and Equipment                                        23                567                  6
  Proceeds from Sale of Other Real Estate                                            666                559                 82
  Purchases of Premises and Equipment                                               (639)            (1,023)            (2,206)
                                                                             -----------        -----------        -----------
      NET CASH USED BY INVESTING ACTIVITIES                                      (46,380)           (42,898)           (77,168)
                                                                             -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
    Accounts and Interest-Bearing Transaction Accounts                            14,728              7,488             60,585
  Net Increase in Certificates of Deposit                                         44,392              7,558              3,191
  Net Increase (Decrease) in Repurchase Agreements                               (12,181)            14,252              3,150
  Payments of Cash Dividends                                                      (2,547)            (2,052)            (1,560)
  Proceeds from Stock Options Exercised                                              310                219                168
  Purchase of Treasury Stock                                                      (1,348)            (3,169)            (1,948)
                                                                             -----------        -----------        -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                  43,354             24,296             63,586
                                                                             -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                 8,503             (7,643)            (3,752)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                    19,092             26,735             30,487
                                                                             -----------        -----------        -----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                     $    27,595        $    19,092        $    26,735
                                                                             ===========        ===========        ===========
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                              $    18,355        $    14,232        $    13,120
  Income Taxes Paid                                                                5,097              5,198              4,815
  Other Real Estate Acquired and Other Assets Acquired
    in Settlement of Loans                                                         1,538              2,188                210
  Bank Financed Sales of Other Real Estate                                         1,250                180                 --

The accompanying Notes should be read with these financial statements.

                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting and Reporting Policies
------

The accounting and reporting policies of Summit Bancshares, Inc. (the "Corporation") and Subsidiaries are in accordance with accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry. A summary of the more significant policies follows:

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------
The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank and Summit Community Bank, National Association (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-owned subsidiary providing operational support to it's affiliates. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks
-----------------------
The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During 2000 the average cash balance maintained at the Federal Reserve Bank was approximately $975,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $18,729,000 during the same period.

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

Loans and Allowance for Loan Losses
-----------------------------------

Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method. Direct costs related to loan originations are not separately allocated to loans but are charged to non-interest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial statements. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. After loans are placed on non-accrual all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

The Corporation has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under this standard, the allowance for loan losses related to loans that are identified for

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

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

Reclassification
----------------
Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

NOTE 2 - Investment Securities
------

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                        December 31, 2000
                                                                   -----------------------------------------------------------
                                                                                      Gross            Gross
                                                                    Amortized       Unrealized      Unrealized         Fair
                                                                       Cost           Gains           Losses          Value
                                                                   -----------     -----------     -----------     -----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                         $     4,001     $         8     $       -0-     $     4,009
  U.S. Government Agencies
    and Corporations                                                    18,020               7             (87)         17,940
                                                                   -----------     -----------     -----------     -----------
       Total Held-to-Maturity Securities                                22,021              15             (87)         21,949
                                                                   -----------     -----------     -----------     -----------
Investment Securities - Available-for-Sale
  U.S. Treasury Securities                                              13,075              92              (6)         13,161
  U.S. Government Agencies
    and Corporations                                                   102,164             603            (228)        102,539
  U.S. Government Agency Mortgage
    Backed Securities                                                   10,438              41             (70)         10,409
  Obligations of States and Political Subdivisions                         240             -0-             -0-             240
  Federal Reserve Bank and Federal Home
     Loan Bank Stock                                                     1,277             -0-             -0-           1,277
                                                                   -----------     -----------     -----------     -----------
       Total Available-for-Sale Securities                             127,194             736            (304)        127,626
                                                                   -----------     -----------     -----------     -----------
          Total Investment Securities                              $   149,215     $       751     $      (391)    $   149,575
                                                                   ===========     ===========     ===========     ===========


In the above schedule the amortized cost of Total Held-to-Maturity Securities of $22,021,000 and the estimated fair value of Total Available-for-Sale Securities of $127,626,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 2000 for a total of $149,647,000. A net unrealized gain of $432,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (con't)
------

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                        December 31, 1999
                                                                   -----------------------------------------------------------
                                                                                      Gross            Gross
                                                                    Amortized       Unrealized      Unrealized         Fair
                                                                       Cost           Gains           Losses          Value
                                                                   -----------     -----------     -----------     -----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                         $     8,995     $        17     $        (2)    $     9,010
  U.S. Government Agencies                                              18,043             -0-            (600)         17,443
  Obligations of States and Political Subdivisions
   and Corporations                                                        286             -0-             -0-             286
                                                                   -----------     -----------     -----------     -----------
       Total Held-to-Maturity Securities                                27,324              17            (602)         26,739
                                                                   -----------     -----------     -----------     -----------

Investment Securities - Available-for-Sale
  U.S. Treasury Securities                                              19,010              33             (64)         18,979
  U.S. Government Agencies
    and Corporations                                                    97,107              68          (1,683)         95,492
  U.S. Government Agency Mortgage
    Backed Securities                                                   13,231              35            (187)         13,079
  Obligations of States and Political Subdivisions                         350               1             -0-             351
  Federal Reserve Bank and Federal Home
    Loan Bank Stock                                                      1,215             -0-             -0-           1,215
                                                                   -----------     -----------     -----------     -----------
       Total Available-for-Sale Securities                             130,913             137          (1,934)        129,116
                                                                   -----------     -----------     -----------     -----------
         Total Investment Securities                               $   158,237     $       154     $    (2,536)    $   155,855
                                                                   ===========     ===========     ===========     ===========


In the previous schedule the amortized cost of Total Held-to-Maturity Securities of $27,324,000 and the estimated fair value of Total Available-for-Sale Securities of $129,116,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 1999 for a total of $156,440,000. A net unrealized loss of $1,797,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2000, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                                       December 31, 2000
                                                                   -----------------------------------------------------------
                                                                         Held-to-Maturity               Available-for-Sale
                                                                   ---------------------------     ---------------------------
                                                                     Amortized         Fair         Amortized          Fair
                                                                       Cost           Value           Cost            Value
                                                                   -----------     -----------     -----------     -----------
Due in One Year or Less                                            $     5,001     $     5,008     $    21,063     $    21,047
Due after One Year through Five Years                                   14,000          13,959          95,521          95,971
Due after Five Years through Ten Years                                   3,020           2,982           2,575           2,537
Due after Ten Years                                                        ---             ---           8,035           8,071
                                                                   -----------     -----------     -----------     -----------
Total                                                              $    22,021     $    21,949     $   127,194     $   127,626
                                                                   ===========     ===========     ===========     ===========


Included in the investment securities is $8,323,000 and $13,231,000 at December 31, 2000 and December 31, 1999, respectively, of mortgage-backed securities having stated maturities after five years. The estimated maturities on these securities are between two and twelve years as of December 31, 2000, based on estimated prepayments of the underlying mortgages. Eighty-one percent of these securities have rates that will reset within one year and annually thereafter.

Investment securities with carrying values of $46,866,000 and $63,826,000 at December 31, 2000 and 1999, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $46,804,000 and $63,375,000 at December 31,2000 and 1999, respectively.

Proceeds from sales of investment securities were $59,922,000 during 2000, $71,214,000 during 1999 and $11,992,000 during 1998. In 2000, gross losses from sale of securities of $5,000 were realized but were partially offset by gross gains of $3,000. In 1999, net losses from sale of securities of $3,000 were realized. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation or Subsidiaries do not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2000 and 1999, respectively.

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


NOTE 3 - Loans and Allowance for Loan Losses
------

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                                December 31,
                                    ----------------------------------
                                         2000               1999
                                    ---------------    ---------------

Commercial                              $   167,818         $  156,847
Real Estate Mortgage                        132,062            120,596
Real Estate Construction
                                             47,183             43,875
Loans to Individuals
                                             32,996             34,261
Less:  Unearned Discount
                                                (43)              (165)
                                    ---------------    ---------------
                                            380,016            355,414
Allowance for Loan Losses
                                             (5,399)            (5,169)
                                    ---------------    ---------------

     Loans - Net                        $   374,617         $  350,245
                                    ===============    ===============



At December 31, 2000 and 1999 the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,122,000 and $2,403,000, respectively. These loans were on non-accrual status. The related allowance for loan losses for these loans was $497,000 and $837,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $3,826,000. For 2000 the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $2,182,000, $2,453,000, and $5,055,000 at December 31, 2000, 1999
and 1998 respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $600,000 for 2000, $427,000 for 1999 and $537,000 for 1998. Interest income on those loans included in net income was $206,000 for 2000, $68,000 for 1999 and $312,000 for 1998.

Transactions in the allowance for loan losses are summarized as follows (in thousands):


                                              Year Ended December 31,
                                        ----------------------------------
                                          2000         1999         1998
                                        --------     --------     --------

Balance, Beginning of Period            $  5,169     $  4,724     $  4,065

Provisions, Charged to Income              2,606        1,001          785

Loans Charged-Off                         (2,600)        (727)        (343)

Recoveries of Loans Previously
 Charged-Off                                 224          171          217
                                        --------     --------     --------

          Net Loans Charged-Off           (2,376)        (556)         (126)
                                        --------     --------     ---------

Balance, End of Period                  $  5,399     $  5,169     $   4,724
                                        ========     ========     =========

NOTE 4 - Premises and Equipment
------

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                          Year Ended December 31,
                                                     --------------------------------
                                                       2000        1999         1998
                                                     -------     -------      -------
Land                                                 $ 2,320     $ 2,320      $ 2,783
Buildings and Improvements                             7,845       7,715        7,537
Furniture & Equipment                                  8,134       8,003        7,234
                                                     -------     -------      -------
            Total Cost                                18,299      18,038       17,554

Less:  Accumulated Depreciation and Amortization      10,175       9,476        8,472
                                                     -------     -------      -------
            Net Book Value                           $ 8,124     $ 8,562      $ 9,082
                                                     =======     =======      =======

Depreciation and amortization charged to expense amounted to $1,054,000, $1,081,000 and $1,037,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Corporation has invested in a joint venture with a third party to own one of the Corporation's bank facilities. The investment in the joint venture is accounted for on the equity basis and had a book value of $1,387,000 at December 31, 2000.

At December 31, 2000, the Corporation and subsidiaries had certain noncancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

2001               $  540

2002                  540

2003                  550

2004                  560

2005                  476

Thereafter          3,132

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands):


                                                   Year Ended December 31,
                                                 --------------------------
                                                  2000      1999      1998
                                                 ------    ------    ------
Total Rental Income                              $  475    $  390    $  359
Less:  Rental Expense                               511       413       350
                                                 ------    ------    ------
    Net Rental Income (Expense)                  $  (36)   $  (23)   $    9
                                                 ======    ======    ======



NOTE 5 - Other Real Estate
------

The carrying value of other real estate is as follows (in thousands):

                                                December 31,
                                 --------------------------------------------
                                    2000            1999            1998
                                 -----------     ------------    ------------
Other Real Estate                    $  286          $ 1,947          $  281
Valuation Reserve                       -0-              -0-             -0-
                                 -----------     ------------    ------------

Net Other Real Estate                $  286          $ 1,947          $  281
                                 ===========     ============    ============



There were direct write-downs of other real estate charged to income for the year ended December 31, 2000 of $426,000. There were no direct write-downs of other real estate for the years ended December 31, 1999 or 1998.

NOTE 6 - Deposits and Related Expense
------

At December 31, 2000, 1999 and 1998, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                                          Deposits                                     Interest Expense
                                          -----------------------------------------         ----------------------------------------
                                             2000            1999            1998            2000             1999             1998
                                          ---------       ---------       ---------         -------         -------          -------
Noninterest-Bearing                       $ 146,083       $ 128,685       $ 141,170
  Demand Deposits
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money
     Market Funds                         $ 156,348       $ 154,304       $ 151,557         $ 6,168         $ 5,043          $ 5,186
  Savings                                    94,014          98,728          81,503           4,472           3,440            2,972
  Savings Certificates - Time                82,248          58,973          53,394           3,808           2,543            2,631
  Certificates of Deposits
    $100,000 or more                         60,195          39,078          37,099           2,978           1,772            1,948
  Other                                         778             778             777              44              39               49
                                          ---------       ---------       ---------         -------         -------          -------
   Total                                    393,583         351,861         324,330        $ 17,470        $ 12,837         $ 12,786
                                          ---------       ---------       ---------        ========        ========         ========
       Total Deposits                     $ 539,666       $ 480,546       $ 465,500
                                          ---------       ---------       ---------

The Corporation has no brokered deposits and there are no major concentrations of deposits.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2000, 1999 and 1998 is presented below (in thousands):


                                   % of              % of                % of
Maturity                2000      Total     1999    Total      1998     Total
                     ----------  -------  -------  -------  ---------  -------

3 months or less     $   16,267    27.0%  $18,144   46.4 %  $  14,227   38.4 %
3 to 6 months            15,334    25.5     7,846   20.1        7,943   21.4
6 to 12 months           24,191    40.2    11,776   30.1        8,471   22.8
Over 12 months            4,403     7.3     1,312    3.4        6,458   17.4



NOTE 7 - Short Term Borrowings
------

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):


                                                         December 31,
                                               -------------------------------
                                                 2000       1999        1998
                                               --------   --------    --------
Securities Sold Under Repurchase Agreements:
     Average Balance                           $ 20,797   $ 20,488    $ 15,742
     Year-End Balance                            19,910     28,091      17,839
     Maximum Month-End Balance During Year       25,019     30,309      19,354

Interest Rate:
     Average                                       5.19%      4.04%       4.40%
     Year-End                                      5.44%      3.38%       3.83%


The Corporation, through one of its Subsidiaries, has available a line of credit that had a balance of $53.6 million at December 31, 2000, with the Federal Home Loan Bank of Dallas which allows the Subsidiary to borrow on a collateralized basis at a fixed term. At December 31, 2000, the Subsidiary had no borrowings outstanding. For the year ended December 31, 2000, the Subsidiary had borrowed an average balance of $4,929,000 bearing an average interest rate of 6.49%. At December 31, 1999, the subsidiary had borrowed $4,000,000, bearing an interest rate of 5.43% and having a maturity of April 2000.

NOTE 8 - Notes Payable
------

The note payable at the Parent Company is an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements. The note balance at December 31, 2000 and 1999, was $533,000 and $650,000, respectively. This note matures December 15, 2004 and is secured by banking premises. The interest rate at December 31, 2000 was 9.5% and is fixed annually on the note's anniversary date.

The fair value of the note payable is its carrying value since the note is a variable rate loan and the note is adjusted annually in December of each year at prime rate.

On July 15, 2000, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 2001, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There were no borrowings outstanding on these lines of credit at December 31, 2000.

NOTE 9 - Other Non-Interest Expense
------

The significant components of other non-interest expense are as follows (in thousands):

                                             Year Ended December 31,
                                        ---------------------------------
                                           2000        1999       1998
                                        ----------  ----------  ---------

Business Development                    $      601  $      602  $     611
Legal and Professional Fees                    866         619        511
Printing and Supplies                          369         379        387
Regulatory Fees and Assessments                237         183        169
Other                                        1,909       1,875      1,842
                                        ----------  ----------  ---------
       Total                            $    3,982  $    3,658  $   3,520
                                        ==========  ==========  =========



NOTE 10 - Income Taxes
-------

The consolidated provisions for income taxes consist of the following (in thousands):

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2000       1999       1998
                                                  -------    -------    -------
Federal Income Tax Expense
     Current                                      $ 4,959    $ 5,278    $ 4,798
     Deferred (benefit)                              (194)      (385)      (465)
                                                  -------    -------    -------
     Total Federal Income Tax Expense             $ 4,765    $ 4,893    $ 4,333
                                                  =======    =======    =======
          Effective Tax Rates                        34.7%      34.7%      34.7%


The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                            Year Ended December 31,
                                                         -----------------------------
                                                           2000       1999       1998
                                                         -------    -------    -------
Federal Income Taxes at Statutory Rate of 34.0%          $ 4,716    $ 4,847    $ 4,278
Effect of Tax Exempt Interest Income                          (6)       (12)       (19)
Non-deductible Expenses                                       66         64         58
Other                                                        (11)        (6)        16
                                                         -------    -------    -------
     Income Taxes Per Income Statement                   $ 4,765    $ 4,893    $ 4,333
                                                         =======    =======    =======

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                       December 31,
                                              ---------------------------
                                                2000      1999      1998
                                              -------   -------   -------
Current Tax Asset (Liability)                 $    68   $   (70)  $    10
Deferred Tax Asset                              1,693     2,257       973
                                              -------   -------   -------
     Total Included in Other Assets           $ 1,761   $ 2,187   $   983
                                              =======   =======   =======


Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                             Year Ended December 31,
                                                            -------------------------
                                                              2000     1999     1998
                                                            -------  -------  -------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                                 $ 1,494  $ 1,357  $ 1,107
  Valuation Reserves - Other Real Estate                          5      -0-        1
  Interest on Non-accrual Loans                                 238      189      199
  Deferred Compensation                                         505      458      414
  Unrealized Losses on Available-for-Sale Securities            -0-      611      -0-
  Other                                                          20       19       18
                                                            -------  -------  -------
  Gross Federal Deferred Tax Assets                           2,262    2,634    1,739
                                                            -------  -------  -------
Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                 318      321      301
  Accretion                                                     104       56       78
  Unrealized Gains on Available-for-Sale Securities             147      -0-      289
  Other                                                         -0-      -0-       98
                                                            -------  -------  -------
  Gross Federal Deferred Tax Liabilities                        569      377      766
                                                            -------  -------  -------
           Net Deferred Tax Asset                           $ 1,693  $ 2,257  $   973
                                                            =======  =======  =======

NOTE 11 - Related Party Transactions
-------

During 2000 and 1999 the Subsidiary Banks had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. A summary of these transactions follows (in thousands):

                                                                       Balance at                         Net
                                                                     Beginning           Net            Amounts        Balance at
                                                                       of Year        Additions        Collected      End of Year
                                                                    ---------------------------------------------------------------
For the Year ended December 31, 2000:
25 Directors and Officers                                               $ 3,488           $  987         $(1,234)          $ 3,241

For the Year ended December 31, 1999:
24 Directors and Officers                                               $ 2,848          $ 2,545         $(1,905)          $ 3,488

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

The following is a summary of transactions during the periods presented:

                                                                          Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                         2000                              1999                              1998
                                  ------------------------------    ------------------------------     -----------------------------
                                                       Wtd. Avg.                       Wtd. Avg.                         Wtd. Avg.
                                     Shares          Ex. Price         Shares          Ex. Price         Shares          Ex. Price
                                  -------------     ------------    -------------     ------------     ------------     ------------
Outstanding, Beginning of Period        445,497           $ 8.95          461,717          $  7.24          543,112          $  6.77
Granted                                  15,000            16.77           49,500            17.97            3,000            19.25
Exercised                               (81,238)            3.71          (63,320)            3.47          (78,995)            3.76
Canceled                                (19,700)           17.47           (2,400)           12.00           (5,400)           17.54
                                  -------------     ------------    -------------     ------------     ------------     ------------
Outstanding, End of Year                359,559           $ 9.96          445,497          $  8.95          461,717          $  7.24
                                  =============     ============    =============     ============     ============     ============
Exercisable at End of Year              302,327           $ 8.74          348,635          $  7.13          354,825          $  5.66

Weighted Average Fair Value of
  Options Granted During the Year                         $ 5.34                           $  5.69                           $  7.09

The options outstanding at December 31, 2000, have exercise prices between $3.00 and $19.25 with a weighted average exercise price of $9.96 and a weighted average remaining contractual life of 5.16 years. At December 31, 2000, there remained 487,300 shares reserved for future grants of options under the 1997 Plan. Stock options have been adjusted retroactively for the effects of stock splits.

The Corporation accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2000 and 1999. The fair value of the options granted in 2000 and 1999 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.11% and 5.28% respectively; expected dividend yield of 3.14% and 2.85%, respectively; expected volatility of 27.39% and 28.57%, respectively; and expected life of 5.16 years.


NOTE 13 - Financial Instruments with Off-Balance Sheet Risk
-------

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

The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                   December 31,
                                                                          -------------------------------
                                                                              2000              1999
                                                                            Contract          Contract
                                                                             Amount            Amount
                                                                          -------------     -------------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
     Loan Commitments Including Unfunded Lines of Credit                      $ 120,209         $ 112,728
     Standby Letters of Credit                                                    2,536             2,545




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

NOTE 14 - Earnings per Share
-------

The following data shows the amounts used in computing earnings per share ("EPS") and the weighted average number of shares of dilutive potential common stock (dollars in thousands).

                                                Year Ended December 31,
                                         -------------------------------------
                                            2000         1999          1998
                                         ----------   ----------    ----------

Net income                               $    8,976   $    9,222    $    8,146
                                         ==========   ==========    ==========
Weighted average number of common
  shares used in Basic EPS                6,364,492    6,410,762     6,496,595
Effect of dilutive stock options            159,467      244,787       316,702
                                         ----------   ----------    ----------
Weighted number of common shares
  and dilutive potential common
  stock used in Diluted EPS               6,523,959    6,655,549     6,813,297
                                         ==========   ==========    ==========



The incremental shares for the assumed exercise of the outstanding options was determined by application of the treasury stock method.


NOTE 15 - Employee Benefit Plans
-------

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

401(k) Plan
-----------
The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2000, the Corporation made matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation.

For the year ending December 31, 2000, the Corporation expensed $334,000 in support of the plan.

Management Security Plan
------------------------
In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits. The expense charged to operations for such future obligations was $203,000, $223,000 and $237,000 during 2000, 1999, and 1998, respectively.

Employment Contracts
--------------------
Certain officers of the Company have entered into severance agreements providing for salaries and fringe benefits in the event of termination for other than cause and under certain changes in control.

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

NOTE 16 - Dividends from Subsidiaries
-------

The primary source of funds for the Parent Company is cash dividends received from the Subsidiary Banks. The amount of dividends that the Subsidiary Banks may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 2001 the Subsidiary Banks can legally initiate dividend payments of $13,174,000 plus an additional amount equal to their net profits, as defined, for 2001 to the date of any such dividend payment. The Subsidiary Banks are also restricted from paying dividends that would cause the Bank to be under-capitalized.

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


NOTE 18 - Stock Repurchase Plan
-------

On April 18, 2000, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 322,232 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. In 2000, 80,207 shares were purchased by the Corporation through the open market.

Under similar programs approved by the Board in the years 1994 through 1999, 464,280 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995 and 1997.

NOTE 19 - Regulatory Capital Compliance
-------

The Corporation and Subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statement. Capital is separated into two categories, Tier 1 and Tier 2, which combine for Total Capital. At December 2000 and 1999, the Corporation's and Subsidiary Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require Total Capital of 8% of risk-weighted assets, of which 4% must be Tier I capital.

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

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as "well capitalized." A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and Subsidiary Banks currently exceed all minimum capital requirements and are considered to be "well capitalized", the highest rating, by the regulatory authorities. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 2000.

The Corporation and Subsidiary Banks' regulatory capital positions as of December 31, 2000, and 1999 were as follows (dollars in thousands):

                                                                                                               To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                      Actual                  Adequacy Purposes            Action Provisions
                                             -------------------------    --------------------------   -------------------------
                                                Amount        Ratio          Amount        Ratio          Amount        Ratio
                                             -----------   -----------    -----------   -----------    -----------   -----------
CONSOLIDATED:
As of December 31, 2000
Total Capital (to Risk Weighted Assets)         $ 60,329        14.97%       $ 32,244         8.00%
Tier I Capital (to Risk Weighted Assets)          55,286        13.72%         16,122         4.00%
Tier I Capital (to Average Assets)                55,286         9.04%         18,339         3.00%

As of December 31, 1999
Total Capital (to Risk Weighted Assets)         $ 54,569        14.59%       $ 29,919         8.00%
Tier I Capital (to Risk Weighted Assets)          48,894         3.34%         14,960         4.00%
Tier I Capital (to Average Assets)                48,894         8.77%         17,068         3.00%

SUMMIT NATIONAL BANK:
As of December 31, 2000
Total Capital (to Risk Weighted Assets)         $ 23,575        14.69%      $ 12,841          8.00%       $ 16,052        10.00%
Tier I Capital (to Risk Weighted Assets)          21,940        13.67%         6,421          4.00%          9,631         6.00%
Tier I Capital (to Average Assets)                21,940         9.12%         7,199          3.00%         11,998         5.00%

As of December 31, 1999
Total Capital (to Risk Weighted Assets)        $ 23,213         15.49%      $ 11,992          8.00%       $ 14,986        10.00%
Tier I Capital (to Risk Weighted Assets)         21,441         14.30%         5,996          4.00%          8,994         6.00%
Tier I Capital (to Average Assets)               21,441          9.71%         6,626          3.00%         11,044         5.00%

SUMMIT COMMUNITY BANK, N.A.:
As of December 31, 2000
Total Capital (to Risk Weighted Assets)        $ 32,606         13.70%      $ 19,043          8.00%       $ 23,804        10.00%
Tier I Capital (to Risk Weighted Assets)         29,621         12.44%         9,522          4.00%         14,282         6.00%
Tier I Capital (to Average Assets)               29,621          8.06%        11,022          3.00%         18,369         5.00%

As of December 31, 1999
Total Capital (to Risk Weighted Assets)        $ 28,374         12.88%      $ 17,628          8.00%       $ 22,035        10.00%
Tier I Capital (to Risk Weighted Assets)         25,619         11.63%         8,814          4.00%         13,221         6.00%
Tier I Capital (to Average Assets)               25,619          7.70%         9,980          3.00%         16,633         5.00%

NOTE 20 - Subsequent Event
-------

On January 15, 2001, the Board of Directors of the Corporation approved consolidation of its two banking subsidiaries, Summit National Bank and Summit Community Bank, N.A. The consolidation will require regulatory approval and is expected to be completed in the second quarter of 2001.

On January 30, 2001, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on February 15, 2001 to shareholders of record on February 1, 2001.


NOTE 21 - Recent Accounting Pronouncements
-------

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

NOTE 22 - Fair Values of Financial Instruments
-------

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

         The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                                     Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                             2000                                1999
                                                                ------------------------------      -------------------------------
                                                                  Carrying           Fair             Carrying            Fair
                                                                   Amount            Value             Amount             Value
                                                                -------------     ------------      -------------      ------------
Financial Assets
    Cash and due from banks                                      $   27,595        $  27,595            $ 19,092           $19,092
    Federal funds sold                                               46,461           46,461              18,012            18,012
    Securities                                                      149,647          149,575             156,440           155,855
    Loans                                                           380,016          377,276             355,414           353,451

Financial Liabilities
    Deposits                                                        539,666          539,834             480,546           480,643
    Short Term Borrowings                                            19,910           19,908              32,091            32,108

Off-balance Sheet Financial Instruments
    Loan commitments                                                                 120,209                               112,728
    Letters of credit                                                                  2,536                                 2,545

NOTE 23 - Comprehensive Income
-------

The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                   Year Ended December 31,
                                              --------------------------------
                                                2000         1999        1998
                                              --------     -------     -------
Net Income                                    $  8,976     $ 9,222     $ 8,146
Other Comprehensive Income:
  Unrealized gain (loss) on securities
     Available-for-Sale, net of tax              1,471      (1,746)        317
                                              --------     -------     -------
    Comprehensive Income                      $ 10,447     $ 7,476     $ 8,463
                                              ========     =======     =======

NOTE 24 - Condensed Parent Company Financial Statements
-------

BALANCE SHEETS

                                                               December 31,
                                                      -----------------------------
                                                         2000             1999
                                                      ------------     ------------
ASSETS                                                       (In Thousands)
CASH IN SUBSIDIARY BANKS
  Demand                                                 $     25         $     79
  Time                                                        977              301
INVESTMENTS IN SUBSIDIARIES
  Bank Subsidiaries                                        51,846           45,953
  Non-Bank Subsidiary                                         268              321
NOTE RECEIVABLE FROM SUBSIDIARY                               703              587
PREMISES AND EQUIPMENT - NET                                1,471            1,526
OTHER ASSETS                                                2,512            2,045
                                                      ------------     ------------

       TOTAL ASSETS                                      $ 57,802         $ 50,812
                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Note Payable to Subsidiary                             $    533         $    650
  Other Liabilities                                         1,698            1,453
SHAREHOLDERS' EQUITY                                       55,571           48,709
                                                      ------------     ------------
       TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY       $ 57,802         $ 50,812
                                                      ============     ============

STATEMENTS OF INCOME

                                         `                                                 For the Years Ended December 31,
                                                                                     ---------------------------------------------
                                                                                        2000             1999            1998
                                                                                     ------------     -----------     ------------
                                                                                                    (In Thousands)
INCOME
  Dividends from Subsidiaries                                                            $ 5,125         $ 5,000          $ 3,200
  Interest                                                                                    90              52               76
  Other Income                                                                               219             206              188
                                                                                     ------------     -----------     ------------
               TOTAL INCOME                                                                5,434           5,258            3,464
                                                                                     ------------     -----------     ------------
EXPENSES
  Interest                                                                                    52              64               70
  Salaries and Employee Benefits                                                             736             760              752
  Occupancy and Furniture - Net                                                              (91)            (18)              (6)
  Other Expense                                                                              416             277              347
                                                                                     ------------     -----------     ------------
               TOTAL EXPENSE                                                               1,113           1,083            1,163
                                                                                     ------------     -----------     ------------
               INCOME BEFORE INCOME TAX BENEFIT AND
               EQUITY IN UNDISTRIBUTED EARNINGS
               OF SUBSIDIARIES                                                             4,321           4,175            2,301

INCOME TAX BENEFIT                                                                           286             275              291
                                                                                     ------------     -----------     ------------
               INCOME BEFORE EQUITY IN UNDISTRIBUTED
               EARNINGS OF SUBSIDIARIES                                                    4,607           4,450            2,592

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                                           4,369           4,772            5,554
                                                                                     ------------     -----------     ------------
               NET INCOME                                                                $ 8,976         $ 9,222          $ 8,146
                                                                                     ============     ===========     ============

STATEMENTS  OF CASH FLOWS

                                         `                                                 For the Years Ended December 31,
                                                                                     ---------------------------------------------
                                                                                         2000             1999            1998
                                                                                     ------------     -----------     ------------
                                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                             $ 8,976         $ 9,222          $ 8,146
  Adjustments to Reconcile Net Income to Net Cash Provided
      by Operating Activities:
               Depreciation and Amortization                                                 120             132              137
               Deferred Federal Income Taxes (Benefit)                                       (18)            (11)             (81)
               Undistributed Earnings of Subsidiaries                                     (4,369)         (4,772)          (5,554)
               Increase in Other  Assets                                                    (449)            (21)            (188)
               Increase in Other Liabilities                                                 245             108              107
                                                                                     ------------     -----------     ------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                                   4,505           4,658            2,567

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Funding to Non-Bank Subsidiary                                                       (116)            (92)            (105)
  Purchases of Premises and Equipment                                                       (65)             (5)             (13)
                                                                                     ------------     -----------     ------------

               NET CASH USED BY INVESTING ACTIVITIES                                       (181)            (97)            (118)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Notes Payable                                                      (117)           (112)             (97)
  Payments of Cash Dividends                                                             (2,547)         (2,052)          (1,560)
  Receipts from Stock Options Exercised                                                     310             219              168
  Purchase of Treasury Stock                                                             (1,348)         (3,169)          (1,948)
                                                                                     ------------     -----------     ------------
               NET CASH USED BY FINANCING ACTIVITIES                                     (3,702)         (5,114)          (3,437)
                                                                                     ------------     -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        622            (553)            (988)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                               380             933            1,921
                                                                                     ------------     -----------     ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                 $ 1,002          $  380           $  933
                                                                                     ============     ===========     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2000.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 7of the Corporation's Proxy Statement dated March 14, 2001, relating to the 2001 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 13 through 14 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on page 11 of Part I of this report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 15 through 22 of the Corporation's Proxy Statement dated, March 14, 2001 relating to the 2001 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 13 through 14 of the Corporation's Proxy Statement dated March 14, 2001, relating to the 2001 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 13 through 14 of the Corporation's Proxy Statement dated March 14, 2001, relating to the 2001 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 25 of the Corporation's Proxy Statement dated March 14, 2000, relating to the 2001 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements. The following financial statements are included
          --------------------
          in Part II, Item 8:

          Independent Auditor's Report

          Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999

          Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2000, 1999 and 1998

          Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2000, 1999 and 1998 (Consolidated and Parent Company Only)

          Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2000, 1999 and 1998

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

         10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated July
               12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

         10(n) Second Lease Amendment and Extension Agreement to the Lease
               Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

         10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated
               November 6, 1997, between Summit Community Bank, N.A. and Innovative Developers, Inc. (incorporated herein by reference to Exhibit 10(0) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

         10(p) Lease Agreement dated November 6, 1997 between Summit Community
               Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord (incorporated herein by reference to Exhibit 10(p) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

         10(q) Second Amendment dated July 8, 1998 to Lease Agreeement dated
               February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998).*

         10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July
               12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998).*

         10(s) Third Amendment dated October 22, 1999 to Lease Agreeement dated
               February 13, 1992 by and between EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1999).*

         10(t) Fourth Amendment dated July 15, 1999, to Loan Agreement dated
               July 12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1999).*

         10(u) Fifth Amendment dated July 15, 2000 to Loan Agreement dated July
               12, 1995, between the Corporation and the Frost National Bank.**

         10(v) Severance Agreements between the Corporation and Philip E.
               Norwood, dated as of October 24, 2000.**

         10(w) Severance Agreement between the Corporation and Jeffrey M. Harp, dated as of October 24, 2000.**

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

                                             SUMMIT BANCSHARES, INC.



DATE: March 23, 2001                         By: /s/ Philip E. Norwood
                                                 -------------------------------
                                                 Philip E. Norwood, Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 23rd day of March, 2001.

          SIGNATURE                               TITLE


 /s/ Philip E. Norwood
------------------------------------  Chairman, President and Director
Philip E. Norwood                     (Principal Executive Officer)


 /s/ Bob G. Scott
------------------------------------  Chief Operating Officer, Executive Vice
Bob G. Scott                          President, Secretary and Treasurer
                                      (principal financial officer and principal
                                      accounting officer)

 /s/ D. Jerrell Farr
------------------------------------  Director
D. Jerrell Farr


 /s/ Elliott S. Garsek
------------------------------------  Director
Elliott S. Garsek


 /s/ Ronald J. Goldman
------------------------------------  Director
Ronald J. Goldman


 /s/ F.S. Gunn
------------------------------------  Director
F.S. Gunn


 /s/ Jeffrey M. Harp
------------------------------------  Director
Jeffrey M. Harp


 /s/ Robert L. Herchert
------------------------------------  Director
Robert L. Herchert


 /s/ William W. Meadows
------------------------------------  Director
William W. Meadows


 /s/ James L. Murray
------------------------------------  Director
James L. Murray


 /s/ Byron B. Searcy
------------------------------------  Director
Byron B. Searcy

                                 EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------

     3(a) Restated Articles of Incorporation of the Corporation as of July 21, 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

      3(b) Amended and Restated Bylaws of the Corporation dated April 21, 1998 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

      4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

      10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

      10(b) Lease Agreement dated October 1, 1986 by and between the Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

      10(c) Promissory Note dated December 21, 1989 in the original principal amount of $1,400,000 executed by Summit Bancshares, Inc. and payable to the order of Summit National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989).*

      10(d) Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(I) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*


      10(e) First Amendment dated May 3, 1994 to Lease Agreement dated February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*


      10(f) Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

      10(g) Commercial-Industrial Lease Agreement dated January 1, 1993 by and between Summit National Bank, as landlord, and Summit Bancservices, Inc., as tenant (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

      10(h) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

      10(i) Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the three months ended June 30, 1995).*

      10(j) Lease Agreement dated July 6, 1989 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank as tenant (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995).*

      10(k) First Amendment dated July 15, 1996 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).*

      10(l) 1997 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Annex I to the Corporation's Proxy Statement for Annual Meeting of Shareholders, dated March 17, 1997).*

      10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

      10(n) Second Lease Amendment and Extension Agreement to the Lease Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

      10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated November 6, 1997, between Summit Community
               Bank,   N.A.   and   Innovative   Developers,   Inc.
               (incorporated herein by reference to Exhibit 10(0) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

      10(p) Lease Agreement dated November 6, 1997 between Summit Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord (incorporated herein by reference to Exhibit 10(p) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

      10(q) Second Amendment dated July 8, 1998 to Lease Agreeement dated February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998).*

      10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998).*

      10(s) Third Amendment dated October 22, 1999 to Lease Agreeement dated February 13, 1992 by and between
               EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1999).*

      10(t) Fourth Amendment dated July 15, 1999, to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1999).*

      10(u) Fifth Amendment dated July 15, 2000 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank.**

      10(v) Severance Agreements between the Corporation and Philip E. Norwood, dated as of October 24, 2000.**

      10(w) Severance Agreement between the Corporation and Jeffrey M. Harp, dated as of October 24, 2000.**

      21       Subsidiaries of the Corporation.

      23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.