Form 10-Q
period 2001-03-31
SUMMIT BANCSHARES INC /TX/
filed 2001-05-14
CIK 745344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q




         Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2001; or

[   ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the Transition period from   ___________ to  __________.


                         Commission File Number 0-11986


                            SUMMIT BANCSHARES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


               Texas                                75-1694807
        -----------------                   ---------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)


                  1300 Summit Avenue, Fort Worth, Texas 76102
                  -------------------------------------------
                   (Address of principal executive offices)


                                (817) 336-6817
              ------------------------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
  --------------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)


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

     The number of shares of common stock, $1.25 par value, outstanding at March 31, 2001 was 6,379,478 shares.

                            SUMMIT BANCSHARES, INC.



                                     INDEX


PART I  - FINANCIAL INFORMATION                                         Page No.


Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2001
          and 2000 and at December 31, 2000                                4

          Consolidated Statements of Income for the
          Three Months Ended March 31, 2001 and 2000
          and for the Year Ended December 31, 2000                         5

          Consolidated Statements of Changes in Shareholders'
          Equity for the Three Months Ended March 31, 2001
          and 2000 and for the Year Ended December 31, 2000                6

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2001 and 2000 and for
          the Year Ended December 31, 2000                                 7

          Notes to Consolidated Financial Statements for the Three
          Months Ended March 31, 2001 and 2000 and for the
          Year Ended December 31, 2000                                    8-18

The March 31, 2001 and 2000 and the December 31, 2000 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for the Three Months
          Ended March 31, 2001 and 2000                                  19-25

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements
-----------------------------
                                            SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                             March 31,               (Unaudited)
                                                                                 ------------------------------      December 31,
                                                                                         2001              2000          2000
                                                                                 -----------------   ------------   ------------
ASSETS                                                                                                 (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                                     $ 28,494          $ 26,506         $ 27,595
FEDERAL FUNDS SOLD & DUE FROM TIME                                                    111,229            25,820           46,461
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                         134,206           119,272          127,626
 Securities Held-to-Maturity, at cost (fair value of $10,084,000
   $25,345,000, and $21,949,000 March 31, 2001 and 2000
   and December 31, 2000, respectively)                                                10,018            26,032           22,021
LOANS - NOTE 3 AND 11
  Loans, Net of Unearned Discount                                                     387,798           370,125          380,016
      Allowance for Loan Losses                                                        (5,537)           (5,440)          (5,399)
                                                                                 --------------   ---------------  -------------
                LOANS, NET                                                            382,261           364,685          374,617

PREMISES AND EQUIPMENT - NOTE 4                                                         7,930             8,442            8,124
ACCRUED INCOME RECEIVABLE                                                               4,732             4,557            5,133
OTHER REAL ESTATE - NOTE 5                                                                283             1,945              286
OTHER ASSETS                                                                            5,931             5,287            7,258
                                                                                 --------------   ---------------  -------------
                TOTAL ASSETS                                                         $685,084          $582,546         $619,121
                                                                                 ==============   ===============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                         $131,995          $133,389         $146,083
  Interest-Bearing                                                                    474,782           368,435          393,583
                                                                                 --------------   ---------------  -------------
                TOTAL DEPOSITS                                                        606,777           501,824          539,666

SHORT TERM BORROWINGS - NOTE 7                                                         16,831            28,438           19,910
ACCRUED INTEREST PAYABLE                                                                1,137               610            1,091
OTHER LIABILITIES                                                                       2,987             2,091            2,883
                                                                                 --------------   ---------------  -------------

                TOTAL LIABILITIES                                                     627,732           532,963          563,550
                                                                                 --------------   ---------------  -------------

COMMITMENTS AND CONTINGENCIES - NOTE 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized;
    6,379,478, 6,431,285 and 6,362,278 shares issued
    and outstanding at March 31, 2001 and 2000 and at
    December 31, 2000, respectively                                                     7,974             8,039            7,953
  Capital Surplus                                                                       6,730             6,641            6,678
  Retained Earnings                                                                    42,066            37,281           40,655
  Accumulated Other Comprehensive Income - Unrealized Gain
    (Loss) on Available-for-Sale Investment Securities, Net of Tax                      1,159            (1,498)             285
  Treasury Stock at Cost (30,005 and 51,644 shares at
    March 31, 2001 and 2000, respectively)                                               (577)             (880)             -0-
                                                                                 --------------   ---------------  -------------

                TOTAL SHAREHOLDERS' EQUITY                                             57,352            49,583           55,571
                                                                                 --------------   ---------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $685,084          $582,546         $619,121
                                                                                 ==============   ===============  =============

The accompanying Notes should be read with these financial statements.


                                                     SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                              (Unaudited)
                                                                         For the Three Months                   (Unaudited)
                                                                                March 31,                       Year Ended
                                                                     --------------------------------------     December 31,
                                                                           2001                2000                 2000
                                                                     ------------------  ------------------     ------------------
                                                                             (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                    $ 9,084             $ 8,681         $36,768
  Interest and Dividends on Investment Securities:
    Taxable                                                                       2,145               2,287           9,253
    Exempt from Federal Income Taxes                                                  3                   6              17
  Interest on Federal Funds Sold and Due From Time                                  854                 176           1,571
                                                                         --------------       -------------  --------------

               TOTAL INTEREST INCOME                                             12,086              11,150          47,609
                                                                         --------------       -------------  --------------

INTEREST EXPENSE
  Interest on Deposits                                                            4,689               3,740          17,470
  Interest on Short Term Borrowings                                                 211                 351           1,400
                                                                         --------------       -------------  --------------

               TOTAL INTEREST EXPENSE                                             4,900               4,091          18,870
                                                                         --------------       -------------  --------------

               NET INTEREST INCOME                                                7,186               7,059          28,739

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                            180                 232           2,606
                                                                         --------------       -------------  --------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                          7,006               6,827          26,133
                                                                         --------------       -------------  --------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                              554                 482           1,998
  Loss on Sale of Investment Securities                                             -0-                 -0-              (2)
  Other Income                                                                      484                 426           1,782
                                                                         --------------       -------------  --------------

               TOTAL NON-INTEREST INCOME                                          1,038                 908           3,778
                                                                         --------------       -------------  --------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                                        2,539               2,357           9,480
  Occupancy Expense - Net                                                           309                 258             993
  Furniture and Equipment Expense                                                   361                 338           1,391
  Other Real Estate Owned Expense - Net                                              (6)                (12             324
  Merger Related Expense - NOTE 9                                                   598                 -0-             -0-
  Other Expense - NOTE 9                                                          1,022               1,052           3,982
                                                                         --------------       -------------  --------------

               TOTAL NON-INTEREST EXPENSE                                         4,823               3,993          16,170
                                                                         --------------       -------------  --------------

               INCOME BEFORE INCOME TAXES                                         3,221               3,742          13,741

APPLICABLE INCOME TAXES - NOTE 10                                                 1,110               1,292           4,765
                                                                         --------------       -------------  --------------

               NET INCOME                                                       $ 2,111             $ 2,450         $ 8,976
                                                                         ==============       =============  ==============

               NET INCOME PER SHARE - NOTE 15
                       Basic                                                      $0.33               $0.38           $1.41
                       Diluted                                                     0.32                0.37            1.38

The accompanying Notes should be read with these financial statements.


                                           SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                           AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                                          (Unaudited)
                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                                                       Income - Net
                                                                                      Unrealized Gain                  Total
                                     Common Stock                                        (Loss) on                     Share-
                            -----------------------------     Capital    Retained       Investment      Treasury      Holder's
                                  Shares          Amount      Surplus    Earnings       Securities        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------
                                           (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 2000                     6,361,247      $7,952      $6,469     $35,474            $(1,186)      $  -0-      $48,709
Stock Options Exercised                70,038          87         172                                                      259
Purchases of Stock Held
  in Treasury                                                                                                (880)        (880)
Cash Dividend
  $.10 Per Share                                                             (643)                                        (643)
Net Income for the
  Three Months Ended
  March 31, 2000                                                            2,450                                        2,450
Securities Available-
  for-Sale Adjustment                                                                           (312)                     (312)
                                                                                                                      ---------
    Total Comprehensive
    Income NOTE 22                                                                                                       2,138
                                   ----------   ---------   ---------   ---------          ----------   ---------     ---------

BALANCE AT
March 31, 2000                      6,431,285       8,039       6,641      37,281             (1,498)        (880)      49,583

Stock Options Exercised                11,200          14          37                                                       51
Purchases of Stock Held
  in Treasury                                                                                                (468)        (468)
Retirement of Stock Held
  in Treasury                        (80,207)        (100)                 (1,248)                          1,348          -0-
Cash Dividend -
  $.30 Per Share                                                           (1,904)                                      (1,904)
Net Income for the Months
  Nine Months Ended
   December 31, 2000                                                        6,526                                        6,526
Securities Available-
  for-Sale Adjustment                                                                          1,783                     1,783
                                                                                                                      ---------
    Total Comprehensive
    Income NOTE 22                                                                                                       8,309
                                   ----------   ---------   ---------   ---------          ----------   ---------     ---------
BALANCE AT
December 31, 2000                   6,362,278       7,953       6,678      40,655                285          -0-       55,571

Stock Options Exercised                17,200          21          52                                                       73
Purchases of Stock Held
  in Treasury                                                                                                (577)        (577)
Cash Dividend -
  $.11 Per Share                                                             (700)                                        (700)
Net Income for the
  Three Months Ended
  March 31, 2001                                                            2,111                                        2,111
Securities Available-
  for-Sale Adjustment                                                                            874                       874
                                                                                                                      ---------
    Total Comprehensive
     Income NOTE 22                                                                                                      2,985
                                   ----------   ---------   ---------   ---------          ----------   ---------     ---------
BALANCE AT
March 31, 2001                      6,379,478      $7,974      $6,730     $42,066            $ 1,159       $ (577)     $57,352
                                   ==========   =========   =========   =========          =========    =========     =========

The accompanying Notes should be read with these financial statements.


                                              SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                              AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                        (Unaudited)
                                                                                   For Three Months Ended              (Unaudited)
                                                                                        March 31,                      Year Ended
                                                                                 ---------------------------------     December 31,
                                                                                            2001            2000           2000
                                                                                 ------------------  --------------    ------------
                                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                            $  2,111          $  2,450        $   8,976
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                                            267               264            1,054
    Net Premium Accretion
      of Investment Securities                                                               (70)              (15)            (142)
    Provision for Loan Losses                                                                180               232            2,606
    Deferred Income Taxes Benefit                                                           (127)              (48)            (194)
    Net Loss  on Sale of Investment Securities                                               -0-               -0-                2
    Writedown of Other Real Estate                                                             3                 5              426
    Net Gain From Sale of Other Real Estate                                                  -0-               -0-             (151)
    Net Decrease (Increase) in Accrued Income and Other Assets                             1,147               900           (1,280)
    Net Decrease (Increase) in Accrued Expenses and
      and Other Liabilities                                                                  150              (738)             232
                                                                                   -------------       ------------    ------------

      Total Adjustments                                                                    1,550               600            2,553
                                                                                   -------------       ------------    ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                            3,661             3,050           11,529
                                                                                   -------------       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Federal Funds Sold & Due From Time                                         (64,768)           (7,808)         (28,449)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                                                    12,000               285            1,285
    . Available-for-Sale                                                                  31,996               625           82,218
  Proceeds from Sales of Investment Securities                                               -0-            18,991           59,922
  Purchase of Investment Securities
    . Available-for-Sale                                                                 (37,179)           (9,227)        (134,263)
  Loans Originated and Principal Repayments, Net                                          (7,858)          (14,788)         (27,367)
  Recoveries of Loans Previously Charged-Off                                                  48                70              224
  Proceeds from Sale of Premises and Equipment                                               124               -0-               23
  Proceeds from Sale of Other Real Estate/Foreclosed Assets                                  244               -0-              666
  Purchases of Premises and Equipment                                                       (197)             (145)            (639)
                                                                                   -------------       ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES                                              (65,590)          (11,997)         (46,380)
                                                                                   -------------       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                                     63,457            18,494           14,728
  Net Increase in Certificates of Deposit                                                  3,654             2,784           44,392
  Net Decrease in Repurchase Agreements                                                   (3,079)           (3,653)         (12,181)
  Payments of Cash Dividends                                                                (700)             (643)          (2,547)
  Proceeds from Stock Options Exercised                                                       73               259              310
  Purchase of Treasury Stock                                                                (577)             (880)          (1,348)
                                                                                   -------------       ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                          62,828            16,361           43,354
                                                                                   -------------       ------------    ------------
NET INCREASE IN CASH AND DUE FROM BANKS                                                      899             7,414            8,503

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            27,595            19,092           19,092
                                                                                   -------------       ------------    ------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                $ 28,494          $ 26,506        $  27,595
                                                                                   =============       ============    ============

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

  Interest Paid                                                                         $  4,854          $  3,961        $  18,355
  Income Taxes Paid                                                                          -0-                75            5,097
  Other Real Estate Acquired in Settlement of Loans                                          -0-                 3            1,538
  Bank Financed Sales of Other Real Estate                                                   -0-               -0-            1,250

The accompanying Notes should be read with these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
             AND FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)

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

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

     The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank and Summit Community Bank, National Association (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-owned operations subsidiary. Effective May 14, 2001, Summit Community Bank, N.A. will be merged with and into Summit National Bank and Summit National Bank will change its name to Summit Bank, National Association. Also Summit Bancservices, Inc. will be liquidated effective May 14, 2001 and its assets will be contributed by the Corporation to Summit Bank, N.A. All operations of Summit Bancservices will be continued in the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks
-----------------------

     The Subsidiary Banks are required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first three months of 2001 the average cash balance maintained at the Federal Reserve Bank was $700,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $18,433,000 during the same period.

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

     The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2001 and 2000 the Corporation held no securities that would have been classified as trading securities.

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

Loans and Allowance for Loan Losses
-----------------------------------

     Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method. Direct costs related to loan originations are not separately allocated to loans but are charged to non-interest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial statements. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. After loans are placed on

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

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

Reclassification
----------------

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

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

Audited Financial Statements
----------------------------

     The consolidated balance sheet as of December 31, 2000, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 2000 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 2000 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.


NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                               March 31, 2001
                                               ----------------------------------------------------------------------------
                                                                         Gross                 Gross
                                                   Amortized           Unrealized            Unrealized             Fair
                                                     Cost                 Gains                Losses               Value
                                               ----------------   ------------------    ------------------   --------------
Investment Securities -
 Held-to-Maturity
  U.S. Treasury Securities                         $  3,000               $   18                  -0-            $  3,018
  U.S. Government Agencies
    and Corporations                                  7,018                   48                  -0-               7,066
                                               ------------       --------------        -------------        ------------
    Total Held-to-Maturity Securities                10,018                   66                  -0-              10,084
                                               ------------       --------------        -------------        ------------

Investment Securities -
 Available-for-Sale
  U.S.  Treasury Securities                          23,049                  222                  -0-              23,271
  U.S. Government Agencies
    and Corporations                                 78,629                1,576                  -0-              80,205
  U.S. Government Agency Mortgage
    Backed Securities                                29,222                   29                  (73)             29,178
  Obligations of States and
   Political Subdivisions                               240                    3                  -0-                 243
  Federal Reserve and Federal Home
   Loan Bank Stock                                    1,309                  -0-                  -0-               1,309
                                               ------------       --------------        -------------        ------------

     Total Available-for-Sale
      Securities                                    132,449                1,830                  (73)            134,206
                                               ------------       --------------        -------------        ------------

        Total Investment Securities                $142,467               $1,896                 $(73)           $144,290
                                               ============       ==============        =============        ============

     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $10,018,000 and the fair value of Total Available-for-Sale Securities of $134,206,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 2001 for a total of $144,224,000. A net unrealized gain of $1,757,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                               March 31, 2000
                                                   --------------------------------------------------------------------------
                                                                          Gross                Gross
                                                    Amortized           Unrealized           Unrealized                Fair
                                                       Cost               Gains                Losses                 Value
                                                   -------------      -------------        --------------          -----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                            $  7,997              $  2               $    (9)             $  7,990
  U.S. Government Agencies                              18,035               -0-                  (680)               17,355
                                                   -----------        ----------           -----------             ---------
    Total Held-to-Maturity Securities                   26,032                 2                  (689)               25,345
                                                   -----------        ----------           -----------             ---------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                             16,997                 5                   (94)               16,908
  U.S. Government Agencies
    and Corporations                                    90,376                 9                (2,022)               88,363
  U.S. Government Agency Mortgage
    Backed Securities                                   12,593                52                  (222)               12,423
  Obligations of States and Political
   Subdivisions                                            350               -0-                    (1)                  349
  Federal Reserve and Federal Home Loan Bank
   Stock                                                 1,229               -0-                   -0-                 1,229
                                                   -----------        ----------           -----------             ---------

     Total Available-for-Sale Securities               121,545                66                (2,339)              119,272
                                                   -----------        ----------           -----------             ---------

        Total Investment Securities                   $147,577              $ 68               $(3,028)             $144,617
                                                   ===========        ==========           ===========             =========


     In the above schedule the amortized cost of Total Held-to-Maturity Securities of $26,032,000 and the fair value of Total Available-for-Sale Securities of $119,272,000 are reflected in Investment Securities on the consolidated balance sheet as of March 31, 2000 for a total of $145,304,000. A net unrealized loss of $2,273,000 is included in the Available-for-Sale Investment Securities balance. The unrealized loss, net of tax benefit, is included in Shareholders' Equity.

NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                                                     March 31,                              December 31,
                                                        -----------------------------------
                                                           2001                      2000                       2000
                                                        ----------              -----------                --------------
Commercial                                              $173,409                   $164,383                   $167,818
Real Estate Mortgage                                     131,096                    124,158                    132,062
Real Estate Construction                                  49,244                     48,368                     47,183
Loans to Individuals                                      34,078                     33,339                     32,996
Less:  Unearned Discount                                     (29)                      (123)                       (43)
                                                        --------                -----------                -----------
                                                         387,798                    370,125                    380,016
Allowance for Loan Losses                                 (5,537)                    (5,440)                    (5,399)
                                                        --------                -----------                -----------

     Loans - Net                                        $382,261                   $364,685                   $374,617
                                                        ========                ===========                ===========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                  Three Months Ended                            Year Ended
                                                                       March 31,                               December 31,
                                                         -----------------------------------
                                                            2001                   2000                         2000
                                                         ---------              ---------                    ----------
Balance, Beginning of Period                                $5,399                 $5,169                       $ 5,169
Provisions, Charged to Income                                  180                    232                         2,606

Loans Charged-Off                                              (90)                   (31)                       (2,600)
Recoveries of Loans Previously
 Charged-Off                                                    48                     70                           224
                                                         ---------              ---------                    ----------

          Net Loans (Charged-Off) Recovered                    (42)                    39                        (2,376)
                                                         ---------              ---------                    ----------

Balance, End of Period                                      $5,537                 $5,440                       $ 5,399
                                                         =========              =========                    ==========

     The provisions for loan losses charged to operating expenses during the three months ended March 31, 2001 and March 31, 2000 of $180,000 and $232,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2000, a provision of $2,606,000 was recorded.

     At March 31, 2001, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,847,000 (of which $2,847,000 were on non-accrual status). The related allowance for loan losses for these loans was $977,000. The average recorded investment in impaired loans during the three months ended March 31, 2001 was approximately $2,481,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

     The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                    March 31,                           December 31,
                                      -------------------------------------
                                            2001                  2000                      2000
                                      ---------------       ---------------         --------------------
Land                                          $ 2,317               $ 2,320                      $ 2,320
Buildings and Improvements                      7,867                 7,783                        7,845
Furniture & Equipment                           7,900                 8,010                        8,134
                                      ---------------       ---------------         --------------------
Total Cost                                     18,084                18,113                       18,299

Less:  Accumulated Amortization and
 Depreciation                                  10,154                 9,671                       10,175
                                      ---------------       ---------------         --------------------

       Net Book Value                         $ 7,930               $ 8,442                      $ 8,124
                                      ===============       ===============         ====================


NOTE 5 - Other Real Estate
------

     The carrying value of other real estate is as follows (in thousands):

                                                    March 31,                            December 31,
                                      -------------------------------------
                                            2001                 2000                       2000
                                      ---------------       ---------------         --------------------

Other Real Estate                             $ 283                $1,945                         $ 286
                                      =============         =============           ===================

     There were direct writedowns of other real estate charged to income for the three months ended March 31, 2001 of $3,000. There were direct writedowns of other real estate charged to income for the three months ended March 31, 2000 of $5,000. For the year ended December 31, 2000, $426,000 was charged to income.

NOTE 6 - Deposits
------

     The book values of deposits by major type follow (in thousands):

                                                                        March 31,                              December 31,
                                                              -------------------------------                  -----------
                                                                 2001                   2000                        2000
                                                              ---------               --------                    --------
Noninterest-Bearing Demand Deposits                            $131,995               $133,389                    $146,083
Interest-Bearing Deposits:
  Interest-Bearing Transaction
    Accounts and Money Market Funds                             217,081                172,354                     156,348
  Savings                                                       110,826                 94,468                      94,014
  Savings Certificates - Time                                    83,562                 59,164                      82,248
  Certificates of Deposits $100,000 or more                      62,535                 41,671                      60,195
  Other                                                             778                    778                         778
                                                               --------               --------                    --------
       Total                                                    474,782                368,435                     393,583
                                                               --------               --------                    --------
           Total Deposits                                      $606,777               $501,824                    $539,666
                                                               ========               ========                    ========


NOTE 7 - Short Term Borrowings
------

     Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                      Three Months Ended
                                                           March 31,                             Year Ended
                                                --------------------------------                 December 31,
                                                  2001                    2000                       2000
                                                --------                --------                -------------
Securities Sold Under Repurchase
 Agreements:
     Average                                     $18,724                 $25,420                      $20,797
     Period-End                                   16,831                  24,438                       19,910
     Maximum Month-End Balance During             20,374                  25,019                       25,019
      Period
Interest Rate:
     Average                                        4.58%                   4.66%                        5.19%
     Period-End                                     4.23%                   4.80%                        5.44%


     The Corporation, through one of its subsidiaries, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At March 31, 2001, the subsidiary had no borrowings outstanding. For the three months ended March 31, 2000, the subsidiary had borrowed an average balance of $4,000,000 bearing an average interest rate of 5.58%. For the year ended December 31, 2000, the subsidiary had borrowed an average balance of $4,929,000 under the line of credit, bearing an average interest rate of 6.49%.


NOTE 8 - Notes Payable
------

     On July 15, 2000, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of one of the Subsidiary Banks and mature in July 2001, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of March 31, 2001, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense
------

     The significant components of other non-interest expense are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,                              Year Ended
                                                        ------------------------------                  December 31,
                                                         2001                    2000                      2000
                                                        ------                  ------                  ------------
Business Development                                    $  137                  $  176                        $  601
Legal and Professional Fees                                158                     188                           866
Printing and Supplies                                       78                     100                           369
Regulatory Fees and Assessments                             63                      60                           237
Other                                                      586                     528                         1,909
                                                        ------                  ------                        ------
       Total                                            $1,022                  $1,052                        $3,982
                                                        ======                  ======                        ======


     The Merger-Related Expenses include expenses, accrued and incurred, related to the merger of the Corporation's subsidiaries as reported in Note 1 Basis of
                                                                      --------
Presentation and Principles of Consolidation.  The expenses include the cost of
--------------------------------------------
severance payments to a former chief executive officer of one of the units, legal and professional fees and expenses related to the name change of Summit Bank, N.A.


NOTE 10 - Income Taxes
-------

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                March 31,   2001
                                                     ---------------------------------------                   December 31,
                                                           2001                   2000                            2000
                                                     ---------------         ---------------                   ------------
Current Tax Asset (Liability)                            $(1,169)                $(1,335)                         $   68
Deferred Tax Asset                                         1,369                   2,470                           1,693
                                                         -------                 -------                          ------
       Total Included in Other Assets                    $   200                 $ 1,135                          $1,761
                                                         =======                 =======                          ======


     The deferred tax asset at March 31, 2001 of $1,369,000 included $(597,000) related to unrealized gains on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                                                 Three Months Ended
                                                                        March 31,                               Year Ended
                                                           ------------------------------------                 December 31,
                                                               2001                    2000                         2000
                                                           ------------           -------------                --------------
Federal Income Tax Expense
Current                                                      $1,237                  $1,340                        $4,959
Deferred (benefit)                                             (127)                    (48)                         (194)
                                                             ------                  ------                        ------

       Total Federal Income Tax Expense                      $1,110                  $1,292                        $4,765
                                                             ======                  ======                        ======
                     Effective Tax Rates                      34.40%                  34.50%                        34.70%

NOTE 10 - Income Taxes (con't)
-------

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,                               Year Ended
                                                  -------------------------------------                 Decmber 31,
                                                       2001                    2000                        2000
                                                  -------------           -------------               --------------
Federal Income Taxes at Statutory
  Rate of 34.3%                                      $1,106                  $1,285                        $4,716
Effect of Tax Exempt Interest Income                     (1)                     (2)                           (6)
Non-deductible Expenses                                  13                      15                            66
Other                                                    (8)                     (6)                          (11)
                                                     ------                  ------                        ------
     Income Taxes Per Income Statement               $1,110                  $1,292                        $4,765
                                                     ======                  ======                        ======


Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                        Three Months Ended
                                                             March 31,                               Year Ended
                                               -------------------------------------                 Decmber 31,
                                                   2001                    2000                        2000
                                               -------------           -------------               --------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                       $1,580                 $1,437                       $1,494
  Valuation Reserves - Other Real Estate               6                      2                            5
  Interest on Non-accrual Loans                      267                    180                          238
  Deferred Compensation                              502                    455                          505
  Unrealized Losses on                               -0-                    775                          -0-
   Available-for-Sale Securities
  Other                                               19                     18                           20
                                                  ------                 ------                       ------


  Gross Federal Deferred Tax Assets                2,374                  2,867                        2,262
                                                  ------                 ------                       ------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                      302                    325                          318
  Accretion                                          106                     72                          104
  Unrealized Gains on                                597                    -0-                          147
   Available-for-Sale Securities

  Other                                              -0-                    -0-                          -0-
                                                  ------                 ------                       ------

  Gross Federal Deferred Tax Liabilities           1,005                    397                          569
                                                  ------                 ------                       ------

           Net Deferred Tax Asset                 $1,369                 $2,470                       $1,693
                                                  ======                 ======                       ======


NOTE 11 - Related Party Transactions
-------

          The Subsidiary Banks have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,241,000 at December 31, 2000.


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

     At March 31, 2001, outstanding documentary and standby letters of credit totaled $5,369,000 and commitments to extend credit totaled $121,642,000.

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 2000, and the three months ended March 31, 2001.

     The following is a summary of transactions during the periods presented:




                                                                          Shares Under Option
                                                         --------------------------------------------------------
                                                          Three Months Ended                      Year Ended
                                                            March 31, 2001                      December 31, 2000
                                                         ------------------------             -------------------
Outstanding, Beginning of Period                                  359,559                            445,497
Additional Options Granted During
  the Period                                                        4,000                             15,000
Forfeited During the Period                                           -0-                            (19,700)
Exercised During the Period                                       (17,200)                           (81,238)
                                                                  -------                            -------

     Outstanding, End of Period                                   346,359                            359,559
                                                                  =======                            =======

     Options outstanding at March 31, 2001 ranged in price from $3.00 to $19.375 per share with a weighted average exercise price of $10.35 and 298,559 shares exercisable. At March 31, 2001, there remained 483,300 shares reserved for future grants of options under the 1997 Plan.


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

         For the first three months of 2001, the Corporation expensed $90,000 in support of the plan.

Management Security Plan
------------------------

     In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $39,000 and $50,000 during the first three months of 2001 and 2000, respectively, and $203,000 for the year 2000.

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


                                                              Three Months Ended                          Year Ended
                                                                   March 31,                              December 31,
                                                    ----------------         --------------               --------------
                                                           2001                    2000                         2000
                                                    ----------------         --------------               --------------
Net income                                           $    2,111              $    2,450                   $    8,976
                                                     ----------              ----------                   ----------
Weighted average number of common
        shares used in Basic EPS                      6,368,562               6,384,238                    6,364,492
Effect of dilutive stock options                        157,721                 163,669                      159,467
                                                     ----------              ----------                   ----------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS                     6,526,283               6,547,907                    6,523,959
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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                         2001                   2000
                                                                                    --------------         --------------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded Lines of Credit                          $121,642               $113,787
            Standby Letters of Credit                                                       5,369                  3,353

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

NOTE 19 - Stock Repurchase Plan
-------

     On April 17, 2001, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,973 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

     In the three months of 2001, 30,005 shares were purchased by the Corporation through a similar repurchase plan through the open market.


NOTE 20 - Subsequent Event
-------

     On April 17, 2001, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on May 15, 2001 to shareholders of record on May 1, 2001.


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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):


                                                                                      March 31,
                                                 -----------------------------------------------------------------------------------
                                                                 2001                                        2000
                                                 --------------------------------------       --------------------------------------
                                                   Carrying                 Fair                 Carrying                  Fair
                                                    Amount                  Value                 Amount                   Value
                                                 --------------------------------------       --------------------------------------
Financial Assets
    Cash and due from banks                           $ 28,494               $ 28,494               $ 26,506             $ 26,506
    Federal funds sold and Due From Time               111,229                111,245                 25,820               25,820
    Securities                                         144,224                144,290                145,304              144,617
    Loans                                              387,798                391,146                370,125              366,096
    Allowance for loan losses                           (5,537)                (5,537)                (5,440)              (5,440)

Financial Liabilities
    Deposits                                           606,777                608,239                501,824              501,362
    Short Term Borrowings                               16,831                 16,829                 28,438               28,441

Off-balance Sheet Financial Instruments
    Loan commitments                                                          121,642                                     113,787
    Letters of credit                                                           5,369                                       3,353

NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                         Three Months Ended
                                                               March 31,                             Year Ended
                                                  --------------------------------                  December 31,
                                                      2001                   2000                       2000
                                                  ------------         -----------                   -----------
Net Income                                          $2,111                 $2,450                       $ 8,976
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                       874                   (312)                        1,471
                                                    ------                 ------                       -------

    Comprehensive Income                            $2,985                 $2,138                       $10,447
                                                    ======                 ======                       =======

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

     Net income for the first quarter of 2001 was $2,111,000, or $.32 diluted earnings per share, compared with $2,450,000, or $.37 diluted earnings per share, for the first quarter of 2000. On a per share basis, diluted earnings per share decreased 13.5% over the first quarter of the prior year. For the first quarter of 2001 net income was impacted negatively by merger-related expenses of $598,000 before tax effect. After taxes the amount was $392,000 or $.06 per diluted share. Per share amounts are based on average diluted shares outstanding of 6,526,283 for the first three months of 2001 and 6,547,907 for the comparable period of 2000 adjusted to reflect stock options granted.

     Outstanding loans at March 31, 2001 of $387.8 million represented an increase of $17.7 million, or 4.8%, over March 31, 2000 and an increase of $7.8 million, or 2.0%, from December 31, 2000.

     Total deposits at March 31, 2001 of $606.8 million represented an increase of $105.0 million, or 20.9%, over March 31, 2000 and an increase of $67.1 million, or 12.4%, from December 31, 2000. At March 31, 2001, deposits included approximately $72.0 million of funds that are not considered core deposits and remained on deposit for a short time.

     The following table summarizes the Corporation's performance for the three months ended March 31, 2001 and 2000 (tax equivalent basis and dollars in thousands).

                                                    Three Months Ended
                                                           March 31,
                                                   2001                 2000
                                              -------------        ------------
Interest Income                                 $12,088              $11,153
Interest Expense                                  4,900                4,091
                                                -------              -------
        Net Interest Income                       7,188                7,062
Provision for Loan Loss                             180                  232
                                                -------              -------
        Net Interest Income After
              Provision for Loan Loss             7,008                6,830
Non-Interest Income                               1,038                  908
Non-Interest Expense                              4,823                3,993
                                                -------              -------
        Income Before Income Tax                  3,223                3,745
Income Tax Expense                                1,112                1,295

               Net Income                       $ 2,111              $ 2,450
                                                =======              =======
Net Income per Share-
    Basic                                       $  0.33              $  0.38
    Diluted                                        0.32                 0.37

Return on Average Assets                           1.38%                1.74%

Return on Average Stockholders' Equity            15.15%               20.06%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 2001 and 2000 (rates on tax equivalent basis).

                                                                           Three Months Ended March 31,
                                             -------------------------------------------------------------------------------------
                                                                   2001                                       2000
                                             --------------------------------------------   --------------------------------------
                                                 Average                       Average        Average                   Average
                                                 Balances         Interest    Yield/Rate     Balances      Interest    Yield/Rate
                                             ----------------    ----------  ------------   -----------   ----------  ------------
                                                                       (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time                 $ 64,286      $   854          5.39%     $ 13,068      $   184          5.68%
  Investment Securities (Taxable)                     137,519        2,145          6.33%      148,404        2,279          6.18%
  Investment Securities (Tax-exempt)                      240            5          7.65%          491            9          7.29%
  Loans, Net of Unearned Discount(1)                  381,849        9,084          9.65%      364,750        8,681          9.57%
                                             ----------------    ---------   -----------    ----------    ---------   -----------
    Total Earning Assets                              583,894       12,088          8.40%      526,713       11,153          8.52%
                                                                 ---------                                ---------

Non-interest Earning Assets:
  Cash and Due From Banks                              23,317                                   24,115
  Other Assets                                         18,506                                   19,293
  Allowance for Loan Losses                            (5,464)                                  (5,309)
                                             ----------------                               ----------
    Total Assets                                     $620,253                                 $564,812
                                             ================                               ==========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds                  $167,548        1,394          3.38%     $159,846        1,432          3.60%
  Savings                                              98,511        1,085          4.47%       96,059        1,059          4.43%
  Savings Certificates                                 83,365        1,248          6.07%       58,607          727          4.99%
  Certificates of Deposit
    $100,000 or more                                   61,842          950          6.23%       39,275          512          5.24%
  Other Time                                              778           12          6.29%          778           10          5.38%
  Other Borrowings                                     18,724          211          4.58%       29,483          351          4.79%
                                             ----------------    ---------   -----------    ----------    ---------   -----------
    Total Interest-Bearing Liabilities                430,768        4,900          4.61%      384,048        4,091          4.28%
                                                                 ---------                                ---------

Non-interest Bearing Liabilities:
  Demand Deposits                                     129,967                                  130,197
  Other Liabilities                                     3,005                                    1,460
  Shareholders' Equity                                 56,513                                   49,107
                                             ----------------                               ----------
    Total Liabilities and
      Shareholders' Equity                           $620,253                                 $564,812
                                             ================                               ==========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                                         $ 7,188          4.99%                   $ 7,062          5.39%
                                                                 =========                                =========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income
-------------------

     Net interest income (tax equivalent) for the first quarter of 2001 was $7,188,000 which represented an increase of $126,000 or 1.8%, over the first quarter of 2000. In this same period, total interest income increased 8.4% and total interest expense increased 19.8% and reflects a 150 basis point decrease in market interest rates from the first of January 2001 to mid-March 2001.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended March 31, 2001 and 2000.

                                                 ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                           (Dollars in Thousands)

                                                1st Qtr. 2001 vs. 1st Qtr. 2000               1st Qtr. 2000 vs. 1st Qtr. 1999
                                                       Increase (Decrease)                          Increase (Decrease)
                                                        Due to Changes in:                          Due to Changes in:
                                              --------------------------------------         ------------------------------------
                                                Volume         Rate          Total             Volume         Rate        Total
                                              -----------    ---------    ----------         -----------    --------    ---------
Interest Earning Assets:
     Federal Funds Sold                          $ 737          $(67)        $ 670            $ (403)         $284        $ (119)
     Investment Securities (Taxable)              (434)          300          (134)               48           159           207
     Investment Securities (Tax-exempt)             (7)            3            (4)               (9)            3            (6)
     Loans, Net of Unearned Discount               345            58           403             1,304           368         1,672
                                              --------       -------      --------           -------        ------      --------
     Total Interest Income                         641           294           935               940           814         1,754
                                              --------       -------      --------           -------        ------      --------

Interest-Bearing Liabilities:
     Deposits                                      615           334           949               312           334           646
     Other Borrowings                             (125)          (15)         (140)              138            53           191
                                              --------       -------      --------           -------        ------      --------

     Total Interest Expense                        490           319           809               450           387           837
                                              --------       -------      --------           -------        ------      --------

Net Interest Income                              $ 151          $(25)        $ 126            $  490          $427        $  917
                                              ========       =======      ========           =======        ======      ========

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $5,537,000, or 1.43% of total loans, as of March 31, 2001 compared to $5,440,000, or 1.47% of total loans, as of March 31, 2000.

     Transactions in the provision for loan losses are summaried as follows (in thousands):

                                             Three Months Ended
                                                  March 31,
                                            ----------------------
                                               2001         2000
                                            ---------     --------
Balance, Beginning of Period                  $5,399       $5,169
Provisions, Charged to Income                    180          232

Loans Charged-Off                                (90)         (31)
Recoveries of Loans Previously
  Charged-Off                                     48           70
                                            --------      -------
          Net Loans (Charged-Off)
           Recovered                             (42)          39
                                            --------      -------
Balance, End of Period                        $5,537       $5,440
                                            ========      =======

     For the Three Months ended March 31, 2001 and 2000, net charge-offs were .01% and (.01)% of loans, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).


                                              March 31,      December 31,     September 30,   June 30,     March 31,
                                                2001             2000             2000          2000         2000
                                              -------         --------          --------     ---------      -------
Non-Accrual Loans                              $2,904           $2,182            $5,273       $5,440        $2,518
Renegotiated Loans                                -0-              -0-               -0-            1             2
Other Real Estate Owned and
  Other Foreclosed Assets                       1,348            1,595             1,329        1,343         1,945
                                              -------         --------          --------     --------       -------
    Total Non-Performing Assets                $4,252           $3,777            $6,602       $6,784        $4,465
                                              =======         ========          ========     ========       =======


                                              March 31,     December 31,      September 30,   June 30,     March 31,
                                                2001            2000              2000          2000          2000
                                              -------         --------          --------     ---------      -------
As a Percent of:
    Total Assets                                 0.62%            0.61%             1.11%        1.16%         0.77%
    Total Loans and Other Real Estate/
        Foreclosed Assets                        1.10%            0.99%             1.73%        1.79%         1.20%

Loans Past Due 90 days or
    More and Still Accruing                    $   32           $   10            $  -0-       $  -0-        $  105

     Non-accrual loans to total loans were .75% at March 31, 2001 and non-performing assets were 1.10% of loans and other real estate owned at the same date.

     As of March 31, 2001, the Company had two large credits that were on non-accrual loan status and represented 73% of the Company's non-performing loans. The first with a balance of approximately $1.3 million has been on non-accrual status since the second quarter of 1998. The balance of this loan has been reduced from approximately $2.1 million as the borrower has continued to make monthly payments. These payments, principal and interest, have reduced the balance. The second large credit was placed on non-accrual status in the current quarter. A reserve of $.5 million has been allocated for this credit. This loan has a balance of approximately $.9 million and some amount of charge-off is expected on this credit before year-end.

     The balance of Other Real Estate Owned as of March 31, 2001, was $283,000. Of this balance, $230,000 is projected to be sold in the second quarter at a gain. Also the Company has $1.1 million in Other Foreclosed Assets which represents an inventory of textbooks. These assets are in process of liquidation, however the process is expected to take several months. The cost of liquidation is recorded as a current period expense and all proceeds from sale of inventory reduces the carrying-value of the inventory.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                              March 31,      December 31,     September 30,    June 30,     March 31,
                                                2001            2000              2000          2000          2000
                                              -------         --------          --------     --------      ---------
Non-Performing Loans                          $ 2,904          $ 2,182           $ 5,273      $ 5,441       $ 2,520
Criticized Loans                               11,586           11,536            16,562       13,064        12,367
Allowance for Loan Losses                       5,537            5,399             6,918        6,899         5,440
Allowance for Loan Losses
       as a Percent of:
          Non-Performing Loans                    191%             247%              131%         127%          216%
          Criticized Loans                         48               47                42           53            44

Non-Interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                             Three Months Ended
                                                                 March 31,
                                                      ------------------------------
                                                          2001     2000    % Change
                                                      ---------  -------  ----------
Service Charges on Deposit Accounts                     $  554    $ 482       15.0 %
Non-recurring Income                                       -0-       61           -
Other Non-interest Income                                  484      365        32.6
                                                      --------   ------   ---------

  Total Non-interest Income                             $1,038    $ 908        14.3
                                                      ========   ======   =========

     The increase in other non-interest income in the first quarter of 2001 is primarily due to increases in mortgage brokerage/origination fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).


                                                           Three Months Ended
                                                                March 31,
                                                   ------------------------------------
                                                      2001        2000       % Change
                                                   ---------  -----------  ------------
Salaries & Employee Benefits                        $2,539       $2,357          7.7   %
Occupancy Expense - Net                                309          258         19.8
Furniture and Equipment Expense                        361          338          6.8
Other Real Estate Expense - Net                         (6)         (12)        50.0
Merger Related Expense                                 598   #      -0-            -
Other Expenses:
     Business Development                              137          176        (22.2)
     Insurance - Other                                  33           27         22.2
     Legal & Professional Fees                         158          188        (16.0)
     Taxes - Other                                      36           56        (35.7)
     Postage & Courier                                  86           83          3.6
     Printing & Supplies                                78          100        (22.0)
     Regulatory Fees & Assessments                      63           60          5.0
     Other Operating Expenses                          431          362         19.1
                                                   -------      -------      -------

        Total Other Expenses                         1,022        1,052         (2.9)
                                                   -------      -------      -------
        Total Non-interest Expense                  $4,823       $3,993         20.8
                                                   =======      =======      =======

     Total non-interest expense increased 20.8% in the first quarter of 2001 over 2000, reflecting increases in salaries and benefits, occupancy expense, merger related expenses, and other operating expenses partially offset by decreases in business development expense, legal and professional expense and state franchise taxes. As a percent of average assets, non-interest expenses were 3.16% in the first quarter of 2001 (annualized) and 2.83% in the same period of 2000. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 58.7% for the first quarter of 2001.

     The increase in occupancy expense is primarily due to a decline in rent income because of a vacancy at one bank facility that has third party rental space. The property has subsequently been rented.

     The Merger Related Expenses include expenses, accrued and incurred, related to the merger of the Company's two banking subsidiaries and its non-banking subsidiary to form one unit. The expenses include the cost of severance payment to a former chief executive officer of one of the units, legal and professional fees and expenses related to the name change of Summit Bank, N.A.

     Other Operating Expense in the first quarter of 2001 includes $88,000 of expense related to Other Foreclosed Assets. These expenses are the costs to liquidate the inventory of textbooks.

Interest Rate Sensitivity
-------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at March 31, 2001 and may not be reflective of positions in subsequent periods (dollars in thousands):


                                                                                    Total         Repriced
                                         Matures or Reprices within:                 Rate          After
                                    ----------------------------------------      Sensitive      1 Year or
                                      30 Days         31-180        181 to        One Year      Non-interest
                                      or Less          Days         One Year       or Less       Sensitive      Total
                                   ------------     ----------    ----------     ----------     ------------    ---------
Earning Assets:
  Loans                               $224,655       $ 22,890       $ 13,960       $261,505         $126,293     $387,798
  Investment Securities                 23,348         32,618         32,899         88,865           55,359      144,224
  Federal Funds Sold and
    Due From Time                      111,229            -0-           - 0-        111,229              -0-      111,229
                                     ---------      ----------    ----------     ----------     ------------    ---------

   Total Earning Assets                359,232         55,508         46,859        461,599          181,652      643,251
                                     ---------      ----------    ----------     ----------     ------------    ---------
Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings               327,907            -0-            -0-        327,907              -0-      327,907
  Certificate of Deposits
    >$100,000                            9,923         35,868         13,033         58,824            3,711       62,535
  Other Time Deposits                    6,425         42,206         26,840         75,471            8,869       84,340
  Short Term Borrowings                 16,831            -0-            -0-         16,831              -0-       16,831
                                     ---------      ----------    ----------     ----------     ------------    ---------
   Total Interest Bearing
    Liabilities                        361,086         78,074         39,873        479,033           12,580      491,613
                                     ---------      ---------     ----------     ----------     ------------    ---------
Interest Sensitivity
 Gap                                  $ (1,854)      $(22,566)      $  6,986       $(17,434)        $169,072     $151,638
                                     =========      =========     ==========     ==========     ============    =========
Cumulative Gap                        $ (1,854)      $(24,420)      $(17,434)
                                     =========      =========     ==========

Cumulative Gap to
 Total Earning Assets                    (0.29%)        (3.80%)        (2.71%)

Cumulative Gap to
 Total Assets                            (0.27%)        (3.56%)        (2.54%)

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (2.54%) was reversed to a positive 15.12% "beta adjusted" gap position.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2001, the Corporation's Tier I capital represented 13.2% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.4% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of March 31, 2001, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     The Corporation and Subsidiary Banks' regulatory capital positions as of March 31, 2001, were as follows:


                                                                              For Capital             Prompt Corrective
                                                      Actual               Adequacy Purposes          Action Provisions
                                                -------------------    -----------------------   -------------------------
                                                  Amount     Ratio        Amount        Ratio        Amount        Ratio
                                                ---------  --------    ------------    -------   -------------  ----------
CONSOLIDATED:
As of March 31, 2001
Total Capital (to Risk Weighted Assets)           $61,502    14.49%          $33,963     8.00%
Tier I Capital (to Risk Weighted Assets)           56,193    13.24%           16,982     4.00%
Tier I Capital (to Average Assets)                 56,193     9.06%           18,608     3.00%

SUMMIT NATIONAL BANK:
As of March 31, 2001
Total Capital (to Risk Weighted Assets)           $23,686    14.65%          $12,932     8.00%          $16,165    10.00%
Tier I Capital (to Risk Weighted Assets)           21,998    13.61%            6,466     4.00%            9,699     6.00%
Tier I Capital (to Average Assets)                 21,998     9.18%            7,189     3.00%           11,981     5.00%  5

SUMMIT COMMUNITY BANK, N.A.:
As of March 31, 2001
Total Capital (to Risk Weighted Assets)           $33,577    13.01%          $20,650     8.00%          $25,813    10.00%
Tier I Capital (to Risk Weighted Assets)           30,343    11.76%           10,325     4.00%           15,488     6.00%
Tier I Capital (to Average Assets)                 30,343     8.04%           11,324     3.00%           18,874     5.00%  5

Forward-Looking Statements
--------------------------

     The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2001 compliance program, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

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

               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    11  Computation of Earnings Per Common Share

                    27  Financial Data Schedule

               (b) During February a report on Form 8-K was filed reflecting a transaction made by Philip E. Norwood, Chairman of the Board of the Corporation. Mr. Norwood sold 12,000 shares of common stock of the Corporation. The sale of stock was made for the purpose of gaining cash to be used to pay Federal Income Taxes related to the exercise of stock options in 2000 previously granted to this individual.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.
                                           Registrant



Date:  04-23-01                     By: /s/ Philip E. Norwood
       --------                         -----------------------------------
                                    Philip E. Norwood, Chairman & President


Date:  04-23-01                     By: /s/ Bob G. Scott
       --------                         -----------------------------------
                                    Bob G. Scott, Executive Vice President
                                       and Chief Operating Officer
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit                                                 Page No.
     -------                                                 --------


      11       Computation of Earnings Per Common Share        30