Form 10-Q
period 2001-06-30
SUMMIT BANCSHARES INC /TX/
filed 2001-08-14
CIK 745344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



    Mark One

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2001; or

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition period from               to               .
                                           -------------    --------------


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock, $1.25 par value, outstanding at June 30, 2001 was 6,360,673 shares.

                             SUMMIT BANCSHARES, INC.



                                      INDEX


PART I - FINANCIAL INFORMATION                                          Page No.


Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30,
         2001 and 2000 and at December 31, 2000                             4

         Consolidated Statements of Income for the
         Six Months Ended June 30, 2001 and 2000
         and for the Year Ended December 31, 2000                           5

         Consolidated Statements of Changes in
         Shareholders' Equity for the Six Months
         Ended June 30, 2001 and 2000 and for the
         Year Ended December 31, 2000                                       6

         Consolidated Statements of Cash Flows for
         the Six Months Ended June 30, 2001 and
         2000 and for the Year Ended December 31,
         2000                                                               7

         Notes to Consolidated Financial
         Statements for the Six Months Ended June
         30, 2001 and 2000 and for the Year Ended
         December 31, 2000                                               8-20

The June 30, 2001 and 2000 and the December 31, 2000 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Six Months
         Ended June 30, 2001 and 2000                                   21-28

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               29

Item 2.   Change in Securities                                            29

Item 3.   Defaults Upon Senior Securities                                 29

Item 4.   Submission of Matters to a Vote of Security Holders             29

Item 5.   Other Information                                               29

Item 6.   Exhibits and Reports on Form 8-K                                29

SIGNATURES                                                                30

EXHIBIT INDEX                                                             31

EXHIBIT 11  Computation of Earnings Per Common Share                      32

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                  SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                              June 30,           (Unaudited)
                                                                     -------------------------   December 31,
                                                                         2001          2000          2000
                                                                     -----------   -----------   -----------
ASSETS                                                                                  (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                     $    29,057   $    27,577   $    27,595
FEDERAL FUNDS SOLD & DUE FROM TIME                                        49,259        19,245        46,461
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                            125,781       121,769       127,626
 Securities Held-to-Maturity, at cost (fair value of $23,396,000 and $21,949,000 June 30, 2000
   and December 31, 2000, respectively)                                       --        24,029        22,021
LOANS - NOTES 3, 11 AND 17
  Loans, Net of Unearned Discount                                        402,432       377,641       380,016
      Allowance for Loan Losses
                                                                          (5,745)       (6,899)       (5,399)
                                                                     -----------   -----------   -----------
                LOANS, NET                                               396,687       370,742       374,617

PREMISES AND EQUIPMENT - NOTE 4                                            8,048         8,404         8,124
ACCRUED INCOME RECEIVABLE                                                  4,310         5,021         5,133
OTHER REAL ESTATE - NOTE 5                                                   -0-         1,343           286
OTHER ASSETS                                                               6,707         7,241         7,258
                                                                     -----------   -----------   -----------
                TOTAL ASSETS                                         $   619,849   $   585,371   $   619,121
                                                                     ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                         $   140,601   $   140,466   $   146,083
  Interest-Bearing                                                       401,965       362,755       393,583
                                                                     -----------   -----------   -----------

                TOTAL DEPOSITS                                           542,566       503,221       539,666

SHORT TERM BORROWINGS - NOTE 7                                            14,945        29,052        19,910
ACCRUED INTEREST PAYABLE                                                     904           752         1,091
OTHER LIABILITIES                                                          2,818         2,313         2,883
                                                                     -----------   -----------   -----------

                TOTAL LIABILITIES                                        561,233       535,338       563,550
                                                                     -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES - NOTE 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized;
    6,360,673, 6,380,841and 6,362,278 shares issued
    and outstanding at June 30, 2001 and 2000 and at
    December 31, 2000, respectively                                        7,951         7,976         7,953
  Capital Surplus                                                          6,831         6,643         6,678
  Retained Earnings                                                       43,204        37,179        40,655
  Accumulated Other Comprehensive Income - Unrealized Gain
    (Loss) on Available-for-Sale Investment Securities, Net of Tax         1,411        (1,298)          285
  Treasury Stock at Cost (40,000 and 28,563 shares at
    June 30, 2001 and 2000, respectively)                                   (781)         (467)          -0-
                                                                     -----------   -----------   -----------
                TOTAL SHAREHOLDERS' EQUITY                                58,616        50,033        55,571
                                                                     -----------   -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   619,849   $   585,371   $   619,121
                                                                     ===========   ===========   ===========

The accompanying Notes should be read with these financial statements.


                               SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                      (Unaudited)
                                                               For the Six Months Ended    (Unaudited)
                                                                       June 30,             Year Ended
                                                               -------------------------   December 31,
                                                                   2001          2000          2000
                                                               -----------   -----------   -----------
                                                                (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                   $    18,051   $    17,718   $    36,768
  Interest and Dividends on Investment Securities:
    Taxable                                                          4,125         4,570         9,253
    Exempt from Federal Income Taxes                                     6            10            17
  Interest on Federal Funds Sold and Due From Time                   1,458           403         1,571
                                                               -----------   -----------   -----------

               TOTAL INTEREST INCOME                                23,640        22,701        47,609
                                                               -----------   -----------   -----------

INTEREST EXPENSE
  Interest on Deposits                                               8,794         7,813        17,470
  Interest on Short Term Borrowings                                    378           721         1,400
                                                               -----------   -----------   -----------

               TOTAL INTEREST EXPENSE                                9,172         8,534        18,870
                                                               -----------   -----------   -----------

               NET INTEREST INCOME                                  14,468        14,167        28,739

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                               490         1,728         2,606
                                                               -----------   -----------   -----------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                            13,978        12,439        26,133
                                                               -----------   -----------   -----------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                               1,146           970         1,998
  Loss on Sale of Investment Securities                                -0-           -0-            (2)
  Other Income                                                       1,003           856         1,782
                                                               -----------   -----------   -----------

               TOTAL NON-INTEREST INCOME                             2,149         1,826         3,778
                                                               -----------   -----------   -----------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                           5,132         4,689         9,480
  Occupancy Expense - Net                                              624           505           993
  Furniture and Equipment Expense                                      727           692         1,391
  Other Real Estate Owned and Foreclosed Asset Expense - Net           127           356           324
  Merger Related Expense - NOTE 9                                      598           -0-           -0-
  Other Expense - NOTE 9                                             2,067         2,200         3,982
                                                               -----------   -----------   -----------

               TOTAL NON-INTEREST EXPENSE                            9,275         8,442        16,170
                                                               -----------   -----------   -----------

               INCOME BEFORE INCOME TAXES                            6,852         5,823        13,741

APPLICABLE INCOME TAXES - NOTE 10                                    2,365         2,026         4,765
                                                               -----------   -----------   -----------

               NET INCOME                                      $     4,487   $     3,797   $     8,976
                                                               ===========   ===========   ===========

               NET INCOME PER SHARE - NOTE 15
                       Basic                                   $      0.71   $      0.60   $      1.41
                       Diluted                                        0.69          0.58          1.38

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       (Unaudited)
                                                               For the Three Months Ended
                                                                        June 30,
                                                               -------------------------
                                                                   2001          2000
                                                               -----------   -----------
                                                         (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                   $     8,967   $     9,037
  Interest and Dividends on Investment Securities:
     Taxable                                                         1,980         2,291
     Exempt from Federal Income Taxes                                    3             4
  Interest on Federal Funds Sold and Due From Time                     604           219
                                                               -----------   -----------

               TOTAL INTEREST INCOME                                11,554        11,551
                                                               -----------   -----------

INTEREST EXPENSE
  Interest on Deposits                                               4,105         4,073
  Interest on Short Term Borrowings                                    167           370
                                                               -----------   -----------

               TOTAL INTEREST EXPENSE                                4,272         4,443
                                                               -----------   -----------

               NET INTEREST INCOME                                   7,282         7,108

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                               310         1,496
                                                               -----------   -----------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                             6,972         5,612
                                                               -----------   -----------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                 592           488
  Other Income                                                         519           430
                                                               -----------   -----------
               TOTAL NON-INTEREST INCOME                             1,111           918
                                                               -----------   -----------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                           2,593         2,332
  Occupancy Expense - Net                                              315           247
  Furniture and Equipment Expense                                      366           354
  Other Real Estate Owned and Foreclosed Asset Expense - Net            46           368
  Other Expense                                                      1,132         1,148
                                                               -----------   -----------

               TOTAL NON-INTEREST EXPENSE                            4,452         4,449
                                                               -----------   -----------

               INCOME BEFORE INCOME TAXES                            3,631         2,081

APPLICABLE INCOME TAXES - NOTE 10                                    1,255           734
                                                               -----------   -----------

               NET INCOME                                      $     2,376   $     1,347
                                                               ===========   ===========

               NET INCOME PER SHARE  - NOTE 15
                       Basic                                   $      0.38   $      0.22
                       Diluted                                        0.37          0.21

The accompanying Notes should be read with these financial statements.


                                          SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                          AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                                        (Unaudited)

                                                                                    Accumulated
                                                                                      Other
                                                                                   Comprehensive
                                                                                   Income - Net
                                                                                  Unrealized Gain                   Total
                                  Common Stock                                       (Loss) on                      Share-
                            ------------------------     Capital       Retained      Investment      Treasury      Holder's
                               Shares        Amount      Surplus       Earnings      Securities       Stock         Equity
---------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 2000              6,361,247    $    7,952    $    6,469   $   35,474     $   (1,186)    $      -0-    $   48,709

Stock Options Exercised         71,238            89           174                                                      263
Purchases of Stock Held
  in Treasury                                                                                          (1,348)       (1,348)
Retirement of Stock Held
  in Treasury                  (51,644)          (65)                      (816)                          881           -0-
Cash Dividend
  $.20 Per Share                                                         (1,276)                                     (1,276)
Net Income for the
  Six Months Ended
  June 30, 2000                                                           3,797                                       3,797
Securities Available-
  for-Sale Adjustment                                                                     (112)                        (112)
                                                                                                                 ----------
    Total Comprehensive
    Income NOTE 22                                                                                                    3,685
                            ----------   ----------    ----------    ----------     ----------     ----------    ----------

BALANCE AT
June 30, 2000                6,380,841         7,976         6,643       37,179         (1,298)          (467)       50,033

Stock Options Exercised         10,000            12            35                                                       47
Retirement of Stock Held
  in Treasury                  (28,563)          (35)                      (432)                          467           -0-
Cash Dividend -
  $.20 Per Share                                                         (1,271)                                     (1,271)
Net Income for the Months
  Six Months Ended
   December 31, 2000                                                      5,179                                       5,179
Securities Available-
  for-Sale Adjustment                                                                    1,583                        1,583
                                                                                                                 ----------
    Total Comprehensive
    Income NOTE 22                                                                                                    6,762
                            ----------    ----------   ----------    ----------     ----------     ----------    ----------
BALANCE AT
December 31, 2000            6,362,278         7,953         6,678       40,655            285            -0-        55,571

Stock Options Exercised         28,400            35           153                                                      188
Purchases of Stock Held
  in Treasury                                                                                          (1,358)       (1,358)
Retirement of Stock Held
  in Treasury                  (30,005)          (37)                      (540)                          577           -0-
Cash Dividend -
  $.22 Per Share                                                         (1,398)                                     (1,398)
Net Income for the
  Six Months Ended
  June 30, 2001                                                           4,487                                       4,487
Securities Available-
  for-Sale Adjustment                                                                    1,126                        1,126
                                                                                                                 ----------
    Total Comprehensive
     Income NOTE 22                                                                                                   5,613
                            ----------    ----------   ----------    ----------     ----------     ----------    ----------

BALANCE AT
June 30, 2001                6,360,673    $    7,951    $    6,831   $   43,204     $    1,411     $     (781)   $   58,616
                            ==========    ==========   ==========    ==========     ==========     ==========    ==========

The accompanying Notes should be read with these financial statements.


                                SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                        (Unaudited)
                                                                    For Six Months Ended     (Unaudited)
                                                                          June 30,           Year Ended
                                                                 -------------------------   December 31,
                                                                     2001          2000          2000
                                                                 -----------   -----------   -----------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $     4,487   $     3,797   $     8,976
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                        532           526         1,054
    Net Premium Accretion
      of Investment Securities                                           (36)          (41)         (142)
    Provision for Loan Losses                                            490         1,728         2,606
    Deferred Income Taxes Benefit                                       (253)         (713)         (194)
    Net Loss  on Sale of Investment Securities                           -0-           -0-             2
    Writedown of Other Real Estate                                        11           420           426
    Writedown of Foreclosed Assets                                       301           -0-           -0-
    Net Gain From Sale of Other Real Estate                             (308)          (77)         (151)
    Net Decrease (Increase) in Accrued Income and Other Assets        (1,385)         (920)       (1,280)
    Net Decrease (Increase) in Accrued Expenses and
      and Other Liabilities                                             (252)         (375)          232
                                                                 -----------   -----------   -----------
      Total Adjustments                                                 (900)          548         2,553
                                                                 -----------   -----------   -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,587         4,345        11,529
                                                                 -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Federal Funds Sold & Due From Time                      (2,798)       (1,233)      (28,449)
  Proceeds from Matured and Prepaid Investment Securities
    o  Held-to-Maturity                                               15,000           285         1,285
    o  Available-for-Sale                                             60,186         1,272        82,218
  Proceeds from Sales of Investment Securities                         9,987        45,929        59,922
  Purchase of Investment Securities
    o  Available-for-Sale                                            (59,565)      (36,978)     (134,263)
  Loans Originated and Principal Repayments, Net                     (20,868)      (22,673)      (27,367)
  Recoveries of Loans Previously Charged-Off                              81           128           224
  Proceeds from Sale of Premises and Equipment                           126           -0-            23
  Proceeds from Sale of Other Real Estate/Foreclosed Assets              941           503           666
  Purchases of Premises and Equipment                                   (582)         (368)         (639)
                                                                 -----------   -----------   -----------
      NET CASH USED BY INVESTING ACTIVITIES                            2,508       (13,135)      (46,380)
                                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                  6,890         2,519        14,728
  Net Increase (Decrease) in Certificates of Deposit                  (3,991)       20,156        44,392
  Net Increase (Decrease) in Repurchase Agreements                    (4,964)       (3,039)      (12,181)
  Payments of Cash Dividends                                          (1,398)       (1,276)       (2,547)
  Proceeds from Stock Options Exercised                                  188           263           310
  Purchase of Treasury Stock                                          (1,358)       (1,348)       (1,348)
                                                                 -----------   -----------   -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                      (4,633)       17,275        43,354
                                                                 -----------   -----------   -----------

NET INCREASE IN CASH AND DUE FROM BANKS                                1,462         8,485         8,503

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                        27,595        19,092        19,092
                                                                 -----------   -----------   -----------
CASH AND DUE FROM BANKS AT END OF PERIOD                         $    29,057   $    27,577   $    27,595
                                                                 ===========   ===========   ===========

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

  Interest Paid                                                  $     9,359   $     8,358   $    18,355
  Income Taxes Paid                                                    2,607         2,762         5,097
  Other Real Estate Acquired in Settlement of Loans                      -0-           242         1,538
  Bank Financed Sales of Other Real Estate                               -0-           -0-         1,250

The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)

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

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

         The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank and Summit Community Bank, National Association (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-owned operations subsidiary. Effective May 14, 2001, Summit Community Bank, N.A. merged with and into Summit National Bank and Summit National Bank changed its name to Summit Bank, National Association. Also Summit Bancservices, Inc. was liquidated effective May 14, 2001 and its assets were contributed by the Corporation to Summit Bank, N.A. All operations of Summit Bancservices will be continued in the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks
-----------------------

         The Subsidiary Bank is required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first six months of 2001 the average cash balance maintained at the Federal Reserve Bank was $815,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $18,698,000 during the same period.

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

Federal Income Taxes
--------------------

         The Corporation joins with its Subsidiary in filing a consolidated federal income tax return. The Subsidiary pays to the parent a charge equivalent to its current federal income tax based on the separate taxable income of the Subsidiary.

         The Corporation and the Subsidiary maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

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


NOTE 2 - Investment Securities
------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                     Gross       Gross
                                                     Amortized    Unrealized   Unrealized     Fair
                                                        Cost         Gains       Losses       Value
                                                     ----------   ----------   ----------   ----------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                          $   13,057   $      234   $      -0-   $   13,291
  U.S. Government Agencies
    and Corporations                                     83,596        1,814          -0-       85,410
  U.S. Government Agency Mortgage
    Backed Securities                                    25,420          102          (14)      25,508
  Obligations of States and Political Subdivisions          240            2          -0-          242
  Federal Reserve and Federal Home Loan Bank Stock        1,330          -0-          -0-        1,330
                                                     ----------   ----------   ----------   ----------

     Total Available-for-Sale Securities                123,643        2,152          (14)     125,781
                                                     ----------   ----------   ----------   ----------

        Total Investment Securities                  $  123,643   $    2,152   $      (14)  $  125,781
                                                     ==========   ==========   ==========   ==========

         During the second quarter of 2001, $7 million of securities previously classified as Held-to-Maturity Securities were reclassified to Available-for-Sale Securities. All Investment Securities are now carried on the consolidated balance sheet as of June 30, 2001 at fair value. A net unrealized gain of $2,138,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                       June 30, 2000
                                                     ------------------------------------------------
                                                                    Gross        Gross
                                                     Amortized    Unrealized   Unrealized     Fair
                                                        Cost        Gains        Losses       Value
                                                     ----------   ----------   ----------   ---------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                           $    5,999   $       10   $      -0-   $   6,009
  U.S. Government Agencies                               18,030          -0-         (643)     17,387
                                                     ----------   ----------   ----------   ---------

    Total Held-to-Maturity Securities                    24,029           10         (643)     23,396
                                                     ----------   ----------   ----------   ---------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                              17,974           24          (50)     17,948
  U.S. Government Agencies
    and Corporations                                     92,238           11       (1,707)     90,542
  U.S. Government Agency Mortgage
    Backed Securities                                    11,934           10         (257)     11,687
  Obligations of States and Political Subdivisions          350          -0-           (2)        348
  Federal Reserve and Federal Home Loan Bank Stock        1,244          -0-          -0-       1,244
                                                     ----------   ----------   ----------   ---------

     Total Available-for-Sale Securities                123,740           45       (2,016)    121,769
                                                     ----------   ----------   ----------   ---------

        Total Investment Securities                  $  147,769   $       55   $   (2,659)  $ 145,165
                                                     ==========   ==========   ==========   =========


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

NOTE 3 - Loans and Allowance for Loan Losses
------

         The book values of loans by major type follow (in thousands):

                                           June 30,
                                  -------------------------   December 31,
                                      2001          2000          2000
                                  -----------   -----------   -----------

Commercial                        $   177,360   $   166,919   $   167,818
Real Estate Mortgage                  134,835       127,421       132,062
Real Estate Construction               55,993        49,339        47,183
Loans to Individuals                   34,264        34,049        32,996
Less:  Unearned Discount                  (20)          (87)          (43)
                                  -----------   -----------   -----------
                                      402,432       377,641       380,016
Allowance for Loan Losses              (5,745)       (6,899)       (5,399)
                                  -----------   -----------   -----------

     Loans - Net                  $   396,687   $   370,742   $   374,617
                                  ===========   ===========   ===========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

         Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                   Six Months Ended
                                                       June 30,            Year Ended
                                              -------------------------   December 31,
                                                  2001          2000          2000
                                              -----------   -----------   -----------
Balance, Beginning of Period                  $     5,399   $     5,169   $     5,169
Provisions, Charged to Income                         490         1,728         2,606

Loans Charged-Off                                    (225)         (126)       (2,600)
Recoveries of Loans Previously
 Charged-Off                                           81           128           224
                                              -----------   -----------   -----------

          Net Loans (Charged-Off) Recovered          (144)            2        (2,376)
                                              -----------   -----------   -----------

Balance, End of Period                        $     5,745   $     6,899   $     5,399
                                              ===========   ===========   ===========

         The provisions for loan losses charged to operating expenses during the six months ended June 30, 2001 and June 30, 2000 of $490,000 and $1,728,000,
respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2000, a provision of $2,606,000 was recorded.

         At June 30, 2001, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,380,000 (of which $2,380,000 were on non-accrual status). The related allowance for loan losses for these loans was $873,000. The average recorded investment in impaired loans during the six months ended June 30, 2001 was approximately $2,482,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------

         The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                            June 30,
                                                   -------------------------   December 31,
                                                       2001          2000          2000
                                                   -----------   -----------   -----------
Land                                               $     2,317   $     2,320   $     2,320
Buildings and Improvements                               8,075         7,784         7,845
Furniture & Equipment                                    7,769         8,034         8,134
                                                   -----------   -----------   -----------
Total Cost                                              18,161        18,138        18,299

Less:  Accumulated Amortization and Depreciation       (10,113)       (9,734)      (10,175)
                                                   -----------   -----------   -----------

       Net Book Value                              $     8,048   $     8,404   $     8,124
                                                   ===========   ===========   ===========


NOTE 5 - Other Real Estate
------

         The carrying value of other real estate is as follows (in thousands):

                                                            June 30,
                                                   -------------------------   December 31,
                                                       2001          2000          2000
                                                   -----------   -----------   -----------
Other Real Estate                                  $       -0-   $     1,343   $       286
                                                   ===========   ===========   ===========

         There were direct writedowns of other real estate charged to income for the six months ended June 30, 2001 of $11,000. There were direct writedowns of other real estate charged to income for the six months ended June 30, 2000 of $420,000. For the year ended December 31, 2000, $426,000 was charged to income.

NOTE 6 - Deposits
------

         The book values of deposits by major type follow (in thousands):

                                                       June 30,
                                              -------------------------   December 31,
                                                  2001          2000          2000
                                              -----------   -----------   -----------
Noninterest-Bearing Demand Deposits           $   140,601   $   140,466   $   146,083
Interest-Bearing Deposits:
  Interest-Bearing Transaction
    Accounts and Money Market Funds               163,738       160,085       156,348
  Savings                                          98,997        83,684        94,014
  Savings Certificates - Time                      82,239        64,656        82,248
  Certificates of Deposits $100,000 or more        56,213        53,552        60,195
  Other                                               778           778           778
                                              -----------   -----------   -----------
       Total                                      401,965       362,755       393,583
                                              -----------   -----------   -----------
           Total Deposits                     $   542,566   $   503,221   $   539,666
                                              ===========   ===========   ===========


NOTE 7 - Short Term Borrowings
------

         Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                          Six Months Ended
                                                               June 30,            Year Ended
                                                      -------------------------   December 31,
                                                          2001          2000          2000
                                                      -----------   -----------   -----------
Securities Sold Under Repurchase Agreements:
     Average for Period                               $    18,473   $    22,437   $    20,797
     Period-End                                            14,945        19,052        19,910
     Maximum Month-End Balance During Period               20,374        25,019        25,019
Interest Rate:
     Average for Period                                      4.13%         4.98%         5.19%
     Period-End                                              2.65%         6.06%         5.44%

         The Corporation, through its subsidiary, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At June 30, 2001, the subsidiary had no borrowings outstanding. For the six months ended June 30, 2001, the subsidiary had no borrowings. At June 30, 2000, the subsidiary had borrowings outstanding of $10,000,000. For the year ended December 31, 2000, the subsidiary had borrowed an average balance of $4,929,000 under the line of credit, bearing an average interest rate of 6.49%.


NOTE 8 - Notes Payable
------

         On July 15, 2000, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $9,000,000 at prime rate. The lines of credit are secured by stock of the Subsidiary Bank and mature in July 2001, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of June 30, 2001, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense
------

         The significant components of other non-interest expense are as follows (in thousands):

                                           Six Months Ended
                                                June 30,            Year Ended
                                       -------------------------   December 31,
                                           2001          2000          2000
                                       -----------   -----------   -----------

Business Development                   $       312   $       360   $       601
Legal and Professional Fees                    314           390           866
Printing and Supplies                          185           190           369
Regulatory Fees and Assessments                124           116           237
Other                                        1,132         1,144         1,909
                                       -----------   -----------   -----------

       Total                           $     2,067   $     2,200   $     3,982
                                       ===========   ===========   ===========


         The Merger-Related Expenses reported in the first quarter of 2001 include expenses, accrued and incurred, related to the merger of the Corporation's subsidiaries as reported in Note 1 Basis of Presentation and Principles of Consolidation. The expenses include the cost of severance payments to a former chief executive officer of one of the units and legal and professional fees and other expenses related to the merger and to the name change of Summit Bank, N.A.


NOTE 10 - Income Taxes
-------

         Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                 June 30,
                                        -------------------------   December 31,
                                            2001          2000          2000
                                        -----------   -----------   -----------

Current Tax Asset (Liability)           $        57   $       (46)  $        68
Deferred Tax Asset                            1,366         3,030         1,693
                                        -----------   -----------   -----------

       Total Included in Other Assets   $     1,423   $     2,984   $     1,761
                                        ===========   ===========   ===========


         The deferred tax asset at June 30, 2001 of $1,366,000 included $(727,000) related to unrealized gains on Available-for-Sale Securities.

         The components of income tax expense were as follows (in thousands):

                                                    Six Months Ended
                                                        June 30,            Year Ended
                                               -------------------------   December 31,
                                                   2001          2000          2000
                                               -----------   -----------   -----------
Federal Income Tax Expense:
Current                                        $     2,618   $     2,739   $     4,959
Deferred (benefit)                                    (253)         (713)         (194)
                                               -----------   -----------   -----------

       Total Federal Income Tax Expense        $     2,365   $     2,026   $     4,765
                                               ===========   ===========   ===========

            Effective Tax Rates                       34.5%        34.80%        34.70%

NOTE 10 - Income Taxes (con't)
-------

         The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                    Six Months Ended
                                                        June 30,            Year Ended
                                               -------------------------   December 31,
                                                   2001          2000          2000
                                               -----------   -----------   -----------
Federal Income Taxes at Statutory
  Rate of 34.3%                                $     2,352   $     2,000   $     4,716
Effect of Tax Exempt Interest Income                    (2)           (4)           (6)
Non-deductible Expenses                                 32            32            66
Other                                                  (17)           (2)          (11)
                                               -----------   -----------   -----------

     Income Taxes Per Income Statement         $     2,365   $     2,026   $     4,765
                                               ===========   ===========   ===========


Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                               Six Months Ended
                                                                   June 30,           Year Ended
                                                          -------------------------   December 31,
                                                              2001          2000          2000
                                                          -----------   -----------   -----------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                               $     1,689   $     1,927   $     1,494
  Valuation Reserves - Other Real Estate                            2           144             5
  Interest on Non-accrual Loans                                   284           214           238
  Deferred Compensation                                           514           463           505
  Unrealized Losses on Available-for-Sale Securities              -0-           672           -0-
  Other                                                            24             7            20
                                                          -----------   -----------   -----------

  Gross Federal Deferred Tax Assets                             2,513         3,427         2,262
                                                          -----------   -----------   -----------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                   294           312           318
  Accretion                                                       110            85           104
  Unrealized Gains on Available-for-Sale Securities               727           -0-           147
  Other                                                            16           -0-           -0-
                                                          -----------   -----------   -----------

  Gross Federal Deferred Tax Liabilities                        1,147           397           569
                                                          -----------   -----------   -----------

           Net Deferred Tax Asset                         $     1,366   $     3,030   $     1,693
                                                          ===========   ===========   ===========

NOTE 11 - Related Party Transactions
-------

         The Subsidiary Bank have transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,241,000 at December 31, 2000.


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

         At June 30, 2001, outstanding documentary and standby letters of credit totaled $5,333,000 and commitments to extend credit totaled $125,400,000.

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

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 2000, and the six months ended June 30, 2001.

         The following is a summary of transactions during the periods presented:

                                                Shares Under Option
                                         ----------------------------------
                                         Six Months Ended      Year Ended
                                          June 30, 2001     December 31, 2000
                                         --------------      --------------

Outstanding, Beginning of Period                359,559             445,497
Additional Options Granted During
  the Period                                      4,000              15,000
Forfeited During the Period                         -0-             (19,700)
Exercised During the Period                     (28,400)            (81,238)
                                         --------------      --------------

     Outstanding, End of Period                 335,159             359,559
                                         ==============      ==============


         Options outstanding at June 30, 2001 ranged in price from $3.00 to $19.375 per share with a weighted average exercise price of $10.36 and 309,859 shares exercisable. At June 30, 2001, there remained 483,300 shares reserved for future grants of options under the 1997 Plan.


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

         For the first six months of 2001, the Corporation expensed $172,000 in support of the plan.

Management Security Plan
------------------------

         In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $85,000 and $94,000 during the first six months of 2001 and 2000, respectively, and $203,000 for the year 2000.

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


                                             Six Months Ended
                                                 June 30,           Year Ended
                                        -------------------------   December 31,
                                            2001          2000          2000
                                        -----------   -----------   -----------

Net income                              $     4,487   $     3,797   $     8,976
                                        ===========   ===========   ===========
Weighted average number of common
        shares used in Basic EPS          6,348,564     6,373,667     6,364,492
Effect of dilutive stock options            157,563       156,947       159,467
                                        -----------   -----------   -----------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS         6,506,127     6,530,614     6,523,959
                                        ===========   ===========   ===========


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

         The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                    June 30,
                                                                           -------------------------
                                                                               2001          2000
                                                                           -----------   -----------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded Lines of Credit            $   125,400   $   137,012
            Standby Letters of Credit                                            5,333         3,697


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


NOTE 17 - Concentrations of Credit Risk
-------

         The Subsidiary Bank grants commercial, consumer and real estate loans in their direct market which is defined as Fort Worth and its surrounding area. The Board of Directors of the Subsidiary Bank monitors concentrations of credit by purpose, collateral and industry at least quarterly. Certain limitations for concentration are set by the Board. Additional loans in excess of these limits must have prior approval of the directors' loan committee. Although its Subsidiary Bank has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the strength of the local and state economy.


NOTE 18 - Litigation
-------

         The Subsidiary Bank is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 19 - Stock Repurchase Plan
-------

         On April 17, 2001, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,973 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

         In the first six months of 2001, 70,005 shares were purchased through the open market by the Corporation through this plan or a similar repurchase plan approved in the prior year.


NOTE 20 - Subsequent Event
-------

         On July 17, 2001, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on August 15, 2001 to shareholders of record on August 1, 2001.


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

         The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                  June 30,
                                           -----------------------------------------------------
                                                      2001                        2000
                                           -------------------------   -------------------------
                                            Carrying        Fair        Carrying        Fair
                                             Amount         Value        Amount         Value
                                           -----------   -----------   -----------   -----------
Financial Assets
    Cash and due from banks                $    29,057   $    29,057   $    27,577   $    27,577
    Federal funds sold and Due From Time        49,259        49,273        19,245        19,245
    Securities                                 125,781       125,781       145,798       145,165
    Loans                                      402,432       410,440       377,641       373,696
    Allowance for loan losses                   (5,745)       (5,745)       (6,899)       (6,899)

Financial Liabilities
    Deposits                                   542,566       546,191       503,221       502,835
    Short Term Borrowings                       14,945        14,988        29,052        29,052

Off-balance Sheet Financial Instruments
    Loan commitments                                         125,400                     137,012
    Letters of credit                                          5,333                       3,697

NOTE 22 - Comprehensive Income
-------

         The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                Six Months Ended
                                                     June 30,           Year Ended
                                            -------------------------   December 31,
                                                2001          2000          2000
                                            -----------   -----------   -----------
Net Income                                  $     4,487   $     3,797   $     8,976
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                  1,126          (112)        1,471
                                            -----------   -----------   -----------

    Comprehensive Income                    $     5,613   $     3,685   $    10,447
                                            ===========   ===========   ===========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Summary
-------

         Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

         Net income for the second quarter of 2001 was $2,376,000, or $.37 diluted earnings per share, compared with $1,347,000, or $.21 diluted earnings per share, for the second quarter of 2000. Net income for the first six months of 2001 was $4,487,000, or $.69 diluted earnings per share, compared with $3,797,000 or $.58 diluted earnings per share for the first six months of the prior year. On a per share basis, diluted earnings per share increased 76.2% over the second quarter of the prior year. Per share amounts are based on average diluted shares outstanding of 6,506,127 for the first six months of 2001 and 6,530,614 for the comparable period of 2000 adjusted to reflect stock options granted.

         Outstanding loans at June 30, 2001 of $402.4 million represented an increase of $24.8 million, or 6.6%, over June 30, 2000 and an increase of $22.4 million, or 5.9%, from December 31, 2000.

         Total deposits at June 30, 2001 of $542.6 million represented an increase of $39.3 million, or 7.8%, over June 30, 2000 and an increase of $2.9 million, or .5%, from December 31, 2000.

         The following table summarizes the Corporation's performance for the six months ended June 30, 2001 and 2000 (tax equivalent basis and dollars in thousands).

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                        -----------------------   -----------------------
                                           2001         2000         2001         2000
                                        ----------   ----------   ----------   ----------
Interest Income                         $   11,556   $   11,554   $   23,643   $   22,707
Interest Expense                             4,272        4,443        9,172        8,534
                                        ----------   ----------   ----------   ----------

        Net Interest Income                  7,284        7,111       14,471       14,173
Provision for Loan Loss                        310        1,496          490        1,728
                                        ----------   ----------   ----------   ----------

        Net Interest Income After
              Provision for Loan Loss        6,974        5,615       13,981       12,445
Non-Interest Income                          1,111          918        2,149        1,826
Non-Interest Expense                         4,452        4,449        9,275        8,442
                                        ----------   ----------   ----------   ----------

        Income Before Income Tax             3,633        2,084        6,855        5,829
Income Tax Expense                           1,257          737        2,368        2,032
                                        ----------   ----------   ----------   ----------

               Net Income               $    2,376   $    1,347   $    4,487   $    3,797
                                        ==========   ==========   ==========   ==========

Net Income per Share-
    Basic                               $     0.38   $     0.22   $     0.71   $     0.60
    Diluted                                   0.37         0.21         0.69         0.58

Return on Average Assets                      1.53%        0.95%        1.45%        1.34%

Return on Average Stockholders' Equity       16.45%       10.81%       15.78%       15.40%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

         The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 2001 and 2000 (rates on tax equivalent basis).

                                                                   Three Months Ended June 30,
                                         -----------------------------------------------------------------------------
                                                         2001                                     2000
                                         ------------------------------------     ------------------------------------
                                          Average                   Average        Average                   Average
                                          Balances     Interest    Yield/Rate      Balances     Interest    Yield/Rate
                                         ----------   ----------   ----------     ----------   ----------   ----------
                                                                     (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time     $   55,316   $      605         4.38%    $   13,986   $      219         6.30%
  Investment Securities (Taxable)           133,817        1,979         5.93%       147,212        2,291         6.26%
  Investment Securities (Tax-exempt)            240            5         7.68%           350            7         7.62%
  Loans, Net of Unearned Discount(1)        396,672        8,967         9.07%       373,251        9,037         9.74%
                                         ----------   ----------   ----------     ----------   ----------   ----------
    Total Earning Assets                    586,045       11,556         7.91%       534,799       11,554         8.69%
                                                      ----------                               ----------

Non-interest Earning Assets:
  Cash and Due From Banks                    23,980                                   24,250
  Other Assets                               19,249                                   19,488
  Allowance for Loan Losses                  (5,630)                                  (5,524)
                                         ----------                               ----------
    Total Assets                         $  623,644                               $  573,013
                                         ==========                               ==========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds      $  159,463        1,095         2.75%    $  160,178        1,538         3.86%
  Savings                                   102,511          939         3.67%        89,170        1,029         4.64%
  Savings Certificates                       83,133        1,197         5.78%        61,397          825         5.40%
  Certificates of Deposit
    $100,000 or more                         59,587          862         5.80%        47,636          670         5.66%
  Other Time                                    778           12         6.08%           778           11         5.56%
  Other Borrowings                           18,224          167         3.67%        26,182          370         5.69%
                                         ----------   ----------   ----------     ----------   ----------   ----------
    Total Interest-Bearing Liabilities      423,696        4,272         4.04%       385,341        4,443         4.64%
                                                      ----------                               ----------

Non-interest Bearing Liabilities:
  Demand Deposits                           137,257                                  136,250
  Other Liabilities                           4,764                                    1,347
  Shareholders' Equity                       57,927                                   50,075
                                         ----------                               ----------
    Total Liabilities and
      Shareholders' Equity               $  623,644                               $  573,013
                                         ==========                               ==========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                            $    7,284         4.98%                 $    7,111         5.35%
                                                      ==========                               ==========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (con'td.)
--------------------------------------------------------------------

           The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first six months of 2001 and 2000 (rates on tax equivalent basis).

                                                                  Six Months Ended June 30,
                                         ----------------------------------------------------------------------------
                                                         2001                                    2000
                                         ------------------------------------    ------------------------------------
                                          Average                   Average       Average                   Average
                                          Balances     Interest    Yield/Rate     Balances     Interest    Yield/Rate
                                         ----------   ----------   ----------    ----------   ----------   ----------
                                                                   (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time     $   59,727   $    1,459         4.92%   $   13,527   $      403         6.00%
  Investment Securities (Taxable)           135,658        4,125         6.13%      147,807        4,570         6.22%
  Investment Securities (Tax-exempt)            240            9         7.72%          421           16         7.45%
  Loans, Net of Unearned Discount(1)        389,299       18,050         9.35%      369,001       17,718         9.66%
                                         ----------   ----------   ----------    ----------   ----------   ----------
    Total Earning Assets                    584,924       23,643         8.15%      530,756       22,707         8.60%
                                                      ----------                              ----------

Non-interest Earning Assets:
  Cash and Due From Banks                    23,650                                  24,182
  Other Assets                               19,500                                  19,391
  Allowance for Loan Losses                  (5,547)                                 (5,416)
                                         ----------                              ----------
    Total Assets                         $  622,527                              $  568,913
                                         ==========                              ==========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds      $  163,483        2,489         3.07%   $  160,012        2,970         3.73%
  Savings                                   100,522        2,024         4.06%       92,614        2,088         4.53%
  Savings Certificates                       83,249        2,445         5.92%       60,003        1,552         5.20%
  Certificates of Deposit
    $100,000 or more                         60,708        1,812         6.02%       43,456        1,182         5.47%
  Other Time                                    778           24         6.18%          778           21         5.47%
  Other Borrowings                           18,473          378         4.13%       27,832          721         5.21%
                                         ----------   ----------   ----------    ----------   ----------   ----------
    Total Interest-Bearing Liabilities      427,213        9,172         4.33%      384,695        8,534         4.46%
                                                      ----------                              ----------

Non-interest Bearing Liabilities:
  Demand Deposits                           133,632                                 133,224
  Other Liabilities                           4,324                                   1,403
  Shareholders' Equity                       57,358                                  49,591
                                         ----------                              ----------
    Total Liabilities and
      Shareholders' Equity               $  622,527                              $  568,913
                                         ==========                              ==========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                            $   14,471         4.99%                $   14,173         5.37%
                                                      ==========                              ==========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income
-------------------

         Net interest income (tax equivalent) for the second quarter of 2001 was $7,284,000 which represented an increase of $173,000 or 2.4%, over the second quarter of 2000. In this same period, total interest income increased $2,000 while total interest expense decreased $171,000 or 3.8% and reflects a 275 basis point decrease in the national prime rate for loans from the first of January 2001 to mid-June 2001.

         The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended June 30, 2001 and 2000.

                                                          ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                    (Dollars in Thousands)

                                            2nd Qtr. 2001 vs. 2nd Qtr. 2000      Six Months 2001 vs. Six Months 2000
                                                  Increase (Decrease)                    Increase (Decrease)
                                                  Due to Changes in:                     Due to Changes in:
                                          ------------------------------------   ------------------------------------
                                            Volume        Rate        Total        Volume        Rate         Total
                                          ----------   ----------   ----------   ----------   ----------   ----------
Interest Earning Assets:
     Federal Funds Sold                   $      649   $     (263)  $      386   $    1,311   $     (238)  $    1,073
     Investment Securities (Taxable)            (209)        (103)        (312)        (378)         (84)        (462)
     Investment Securities (Tax-exempt)           (2)         -0-           (2)          (6)          (3)          (9)
     Loans, Net of Unearned Discount             569         (639)         (70)         972         (639)         333
                                          ----------   ----------   ----------   ----------   ----------   ----------

     Total Interest Income                     1,007       (1,005)           2        1,899         (964)         935
                                          ----------   ----------   ----------   ----------   ----------   ----------

Interest-Bearing Liabilities:
     Deposits                                    619         (586)          33        1,311         (331)         980
     Other Borrowings                           (113)         (91)        (204)        (242)        (101)        (343)
                                          ----------   ----------   ----------   ----------   ----------   ----------


     Total Interest Expense                      506         (677)        (171)       1,069         (432)         637
                                          ----------   ----------   ----------   ----------   ----------   ----------

Net Interest Income                       $      501   $     (328)  $      173   $      830   $     (532)  $      298
                                          ==========   ==========   ==========   ==========   ==========   ==========


Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

         The Corporation's allowance for loan losses was $5,745,000, or 1.43% of total loans, as of June 30, 2001 compared to $6,899,000, or 1.83% of total loans, as of June 30, 2000.

         Transactions in the provision for loan losses are summarized as follows (in thousands):

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                    -----------------------   -----------------------
                                       2001         2000         2001          2000
                                    ----------   ----------   ----------   ----------
Balance, Beginning of Period        $    5,537   $    5,440   $    5,399   $    5,169
Provisions, Charged to Income              310        1,496          490        1,728

Loans Charged-Off                         (135)         (95)        (225)        (126)
Recoveries of Loans Previously
  Charged-Off                               33           58           81          128
                                    ----------   ----------   ----------   ----------

      Net Loans (Charged-Off)
       Recovered                          (102)         (37)        (144)           2
                                    ----------   ----------   ----------   ----------

Balance, End of Period              $    5,745   $    6,899   $    5,745   $    6,899
                                    ==========   ==========   ==========   ==========


         For the six months ended June 30, 2001 and 2000, net charge-offs (recoveries) were .04% and .00% of loans, respectively, not annualized.

         The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).


                                            June 30,     March 31,  December 31, September 30,  June 30,
                                              2001         2001         2000         2000         2000
                                           ----------   ----------   ----------   ----------   ----------
Non-Accrual Loans                          $    2,611   $    2,904   $    2,182   $    5,273   $    5,440

Renegotiated Loans                                -0-          -0-          -0-          -0-            1
Other Real Estate Owned and
  Other Foreclosed Assets                         643        1,348        1,595        1,329        1,343
                                           ----------   ----------   ----------   ----------   ----------

    Total Non-Performing Assets            $    3,254   $    4,252   $    3,777   $    6,602   $    6,784
                                           ==========   ==========   ==========   ==========   ==========

As a Percent of:
    Total Assets                                 0.52%        0.62%        0.61%        1.11%        1.16%
    Total Loans and Other Real Estate/
        Foreclosed Assets                        0.81%        1.10%        0.99%        1.73%        1.79%

Loans Past Due 90 days or
    More and Still Accruing                $      315   $       32   $       10   $      -0-   $      -0-

         Non-accrual loans to total loans were .65% at June 30, 2001 and non-performing assets were .81% of loans and other real estate owned/foreclosed assets at the same date.

         As of June 30, 2001, the Corporation had four credits that represented over 91% of the total non-accrual loans. The largest of these loans with a current balance of $1.2 million has been on non-accrual status since the second quarter of 1998. The balance of this loan has been reduced from approximately $2.2 million as the borrower has continued to make monthly payments. These payments, principal and interest, have reduced the balance. The total balance of non-accrual loans of $2.6 million is reported before reducing the amount for SBA guarantees or cash collateral in the amount of $588,000 on certain of the loans.

         As of June 30, 2001 the Corporation has $643,000 in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet, which represents an inventory of textbooks. These assets are in process of liquidation, however the process is expected to take several months. The cost of liquidation is recorded as a current period expense and all proceeds from sale of inventory reduces the carrying-value of the inventory.

         The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                              June 30,     March 31,    December 31, September 30,    June 30,
                                                2001         2001          2000          2000           2000
                                             -----------  -----------   -----------   -----------   -----------
Non-Performing Loans                         $     2,611  $     2,904   $     2,182   $     5,273   $     5,441
Criticized Loans                                  11,677       11,586        11,536        16,562        13,064
Allowance for Loan Losses                          5,745        5,537         5,399         6,918         6,899
Allowance for Loan Losses as a Percent of:
          Non-Performing Loans                       220%         191%          247%          131%          127%
          Criticized Loans                            49%          48%           47%           42%           53%

Non-Interest Income
-------------------

         The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

         The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).


                                            Three Months Ended               Six Months Ended
                                                  June 30,                         June 30,
                                      ------------------------------   ------------------------------
                                        2001       2000     % Change     2001       2000     % Change
                                      --------   --------   --------   --------   --------   --------
Service Charges on Deposit Accounts   $    592   $    488       21.3%  $  1,146   $    970       18.1%
Non-recurring Income                       -0-          4         --        -0-         65         --
Other Non-interest Income                  519        426       21.8      1,003        791       26.8
                                      --------   --------   --------   --------   --------   --------

  Total Non-interest Income           $  1,111   $    918       21.0   $  2,149   $  1,826       17.7
                                      ========   ========   ========   ========   ========   ========


         The increase in other non-interest income in the second quarter of 2001 as compared to the same quarter last year is primarily due to increases in mortgage brokerage/origination fees, letters of credit fees, collection fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

         Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

         The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).


                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                     ------------------------------   ------------------------------
                                       2001       2000     % Change     2001       2000     % Change
                                     --------   --------   --------   --------   --------   --------
Salaries & Employee Benefits         $  2,593   $  2,332       11.2%  $  5,132   $  4,689        9.4%
Occupancy Expense - Net                   315        247       27.5        624        505       23.4
Furniture and Equipment Expense           366        354        3.4        727        692        5.1
Other Real Estate Expense - Net            46        368      (87.5)       127        356      (64.3)
Merger Related Expense                    -0-        -0-         --        598        -0-         --
Other Expenses:
     Business Development                 175        184       (4.9)       312        360      (13.3)
     Insurance - Other                     30         25       20.0         63         52       21.2
     Legal & Professional Fees            156        202      (22.8)       314        390      (19.5)
     Taxes - Other                         36         44      (18.2)        72        100      (28.0)
     Postage & Courier                     77         82       (6.1)       162        165       (1.8)
     Printing & Supplies                  107         90       18.9        185        190       (2.6)
     Regulatory Fees & Assessments         62         56       10.7        124        116        6.9
     Other Operating Expenses             489        465        5.2        835        827        1.0
                                     --------   --------   --------   --------   --------

        Total Other Expenses            1,132      1,148       (1.4)     2,067      2,200       (6.0)
                                     --------   --------   --------   --------   --------

        Total Non-interest Expense   $  4,452   $  4,449        0.1   $  9,275   $  8,442        9.9
                                     ========   ========   ========   ========   ========


         Total non-interest expense increased 0.1% in the second quarter of 2001 over 2000, reflecting increases in salaries and benefits, occupancy expense, and other operating expenses partially offset by decreases in business development expense, legal and professional expense, state franchise taxes and other real estate expense. As a percent of average assets, non-interest expenses were 2.86% in the second quarter of 2001 (annualized) and 3.18% in the same period of 2000. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 53.0% for the second quarter of 2001.

         The increase in occupancy expense is primarily due to a decline in rent income because of a vacancy earlier in the year at one bank-owned facility that has third party rental space. The property has subsequently been rented.

         The Merger Related Expenses recorded in the first quarter of 2001 include expenses, accrued and incurred, related to the merger of the Company's two banking subsidiaries and its non-banking subsidiary to form one unit. The expenses include the cost of severance payment to a former chief executive officer of one of the units, legal and professional fees and expenses related to the merger and to the name change of Summit Bank, N.A.

         Other Operating Expense in the second quarter of 2001 includes $72,000 of expense related to Other Foreclosed Assets. These expenses are the costs to liquidate the inventory of textbooks.

Interest Rate Sensitivity
-------------------------

         Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

         The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at June 30, 2001 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                 Total      Repriced
                                           Matures or Reprices within:           Rate        After
                                      ------------------------------------     Sensitive    1 Year or
                                       30 Days      31-180        181 to        One Year   Non-interest
                                       or Less       Days        One Year       or Less     Sensitive     Total
                                      ---------    ---------     ---------     ---------    ---------   ---------
Earning Assets:
  Loans                               $ 243,508    $  23,539     $  14,626     $ 281,673    $ 120,759   $ 402,432
  Investment Securities                   9,422       21,637        32,749        63,808       61,973     125,781
  Federal Funds Sold and
    Due From Time                        49,259          -0-           -0-        49,259          -0-      49,259
                                      ---------    ---------     ---------     ---------    ---------   ---------

   Total Earning Assets                 302,189       45,176        47,375       394,740      182,732     577,472
                                      ---------    ---------     ---------     ---------    ---------   ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                262,736          -0-           -0-       262,736          -0-     262,736
  Certificate of Deposits >$100,000       9,084       33,452        10,560        53,096        3,117      56,213
  Other Time Deposits                     7,240       47,799        19,012        74,051        8,966      83,017
  Short Term Borrowings                  14,945          -0-           -0-        14,945          -0-      14,945
                                      ---------    ---------     ---------     ---------    ---------   ---------

   Total Interest Bearing
    Liabilities                         294,005       81,251        29,572       404,828       12,083     416,911
                                      ---------    ---------     ---------     ---------    ---------   ---------

Interest Sensitivity
 Gap                                  $   8,184    $ (36,075)    $  17,803     $ (10,088)   $ 170,649   $ 160,561
                                      =========    =========     =========     =========    =========   =========
Cumulative Gap                        $   8,184    $ (27,891)    $ (10,088)
                                      =========    =========     =========

Cumulative Gap to
 Total Earning Assets                      1.42%       (4.83%)       (1.75%)

Cumulative Gap to
 Total Assets                              1.32%       (4.50%)       (1.63%)


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

         As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (1.63%) was reversed to a positive 11.59% "beta adjusted" gap position.

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

         The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2001, the Corporation's Tier I capital represented 13.8% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 15.0% of risk weighted assets. Both ratios are well above current regulatory guidelines.

         Also, as of June 30, 2001, the Corporation and its Subsidiary Bank met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

         The Corporation and Subsidiary Bank's regulatory capital positions as of June 30, 2001, were as follows (dollars in thousands):

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                        For Capital          Prompt Corrective
                                                   Actual            Adequacy Purposes       Action Provisions
                                           ---------------------   ---------------------   ---------------------
                                             Amount      Ratio       Amount      Ratio       Amount      Ratio
                                           ---------   ---------   ---------   ---------   ---------   ---------
CONSOLIDATED:
As of June 30, 2001
Total Capital (to Risk Weighted Assets)    $  62,480       14.82%  $  33,717        8.00%
Tier I Capital (to Risk Weighted Assets)      57,205       13.57%     16,856        4.00%
Tier I Capital (to Average Assets)            57,205        9.17%     18,705        3.00%

SUMMIT BANK, N.A.:
As of June 30, 2001
Total Capital (to Risk Weighted Assets)    $  61,349       14.56%  $  33,708        8.00%  $  42,135       10.00%
Tier I Capital (to Risk Weighted Assets)      56,075       13.30%     16,865        4.00%     25,298        6.00%
Tier I Capital (to Average Assets)            56,075        9.01%     18,671        3.00%     31,118        5.00%


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

               Not applicable

Item 3.  Defaults Upon Senior Securities

               Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Corporation's annual shareholders' meeting, held on April 17, 2001, the shareholders of the Corporation:

         o ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 2001. The shareholder vote in this matter was 5,544,474 for, 18,392 against, and 3,104 abstaining.

         o elected the Board of Directors, consisting of eleven (11) persons. The following directors, constituting the entire Board of Directors, were elected:

                                                   For        Against    Abstain
                                                ---------     -------    -------
                       D. Jerrell Farr          5,531,735      32,800     1,435
                       Elliott S. Garsek        5,436,235     128,300     1,435
                       Ronald J. Goldman        5,435,035     129,500     1,435
                       F.S. Gunn                5,508,635      55,900     1,435
                       Robert L. Herchert       5,416,335     148,200     1,435
                       Jay J. Lesok             5,531,435      33,100     1,435
                       William W. Meadows       5,416,635     147,900     1,435
                       James L. Murray          5,393,535     171,000     1,435
                       Philip E. Norwood        5,315,683     248,852     1,435
                       Byron B. Searcy          5,392,935     171,600     1,435
                       Roderick D. Stepp        5,531,435      33,100     1,435

Item 5.  Other Information

               Not applicable


Item 6.  Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     11      Computation of Earnings Per Common Share

               (b)   No Reports on Form 8-K were filed during the period ending

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BANCSHARES, INC.
                                               Registrant




Date:   08-10-01                        By: /s/ PHILIP E. NORWOOD
     ----------------                       ------------------------------------
                                        Philip E. Norwood, Chairman & President


Date:   08-10-01                        By: /s/ BOB G. SCOTT
     ----------------                       ------------------------------------
                                        Bob G. Scott, Executive Vice President
                                            and Chief Operating Officer
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------


  11          Computation of Earnings Per Common Share                     32