Form 10-Q
period 2001-09-30
SUMMIT BANCSHARES INC /TX/
filed 2001-11-08
CIK 745344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001; or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition period from ____________ to ___________.

                         Commission File Number 0-11986

                             SUMMIT BANCSHARES, INC.
           ---------------------------------------------------------
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

The number of shares of common stock, $1.25 par value, outstanding at September 30, 2001 was 6,317,773 shares.

                             SUMMIT BANCSHARES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001
         and 2000 and at December 31, 2000                                   4

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2001 and 2000
         and for the Year Ended December 31, 2000                          5-6

         Consolidated Statements of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 2001
         and 2000 and for the Year Ended December 31, 2000                   7

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000 and for
         the Year Ended December 31, 2000                                    8

         Notes to Consolidated Financial Statements for the Nine
         Months Ended September 30, 2001 and 2000 and for the
         Year Ended December 31, 2000                                     9-20

The September 30, 2001 and 2000 and the December 31, 2000 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Nine Months
         Ended September 30, 2001 and 2000                               21-28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)         (Unaudited)
                                                                                      September 30,        December 31,
                                                                                 ----------------------
                                                                                    2001         2000         2000
                                                                                 ---------    ---------    -----------
ASSETS                                                                                     (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                                 $  28,992    $  26,614    $  27,595
FEDERAL FUNDS SOLD & DUE FROM TIME
INVESTMENT SECURITIES - NOTE 2                                                       1,116       29,165       46,461
 Securities Available-for-Sale, at fair value                                      161,223      123,882      127,626
 Securities Held-to-Maturity, at cost (fair value of $22,673,000
   and $21,949,000 September 30, 2000 and                                              -0-       23,025       22,021
   December 31, 2000, respectively)
LOANS - NOTE 3 AND 11
  Loans, Net of Unearned Discount                                                  421,048      379,259      380,016
      Allowance for Loan Losses                                                     (6,190)      (6,918)      (5,399)
                                                                                 ---------    ---------    ---------
                LOANS, NET                                                         414,858      372,341      374,617

PREMISES AND EQUIPMENT - NOTE 4                                                      8,024        8,218        8,124
ACCRUED INCOME RECEIVABLE                                                            4,417        5,136        5,133
OTHER REAL ESTATE - NOTE 5                                                             -0-        1,329          286
OTHER ASSETS                                                                         4,897        6,592        7,258
                                                                                 ---------    ---------    ---------

                TOTAL ASSETS                                                     $ 623,527    $ 596,302    $ 619,121
                                                                                 =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                     $ 139,981    $ 137,721    $ 146,083
  Interest-Bearing                                                                 395,874      383,876      393,583
                                                                                 ---------    ---------    ---------

                TOTAL DEPOSITS                                                     535,855      521,597      539,666

SHORT TERM BORROWINGS - NOTE 7                                                      23,590       18,671       19,910
NOTE PAYABLE - NOTE 8                                                                  300          -0-          -0-
ACCRUED INTEREST PAYABLE                                                               737        1,010        1,091
OTHER LIABILITIES                                                                    3,083        2,416        2,883
                                                                                 ---------    ---------    ---------

                TOTAL LIABILITIES                                                  563,565      543,694      563,550
                                                                                 ---------    ---------    ---------

COMMITMENTS AND CONTINGENCIES - NOTE 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,317,773,
   6,354,678 and 6,362,278 shares issued and outstanding at September 30, 2001
   and 2000 and at December 31, 2000, respectively                                   7,897        7,943        7,953
  Capital Surplus                                                                    6,844        6,649        6,678
  Retained Earnings                                                                 43,967       38,652       40,655
  Accumulated Other Comprehensive Income - Unrealized Gain
    (Loss) on Available-for-Sale Investment Securities, Net of Tax                   2,217         (636)         285
  Treasury Stock at Cost (47,912 shares at September 30, 2001)                        (963)         -0-          -0-
                                                                                 ---------    ---------    ---------

                TOTAL SHAREHOLDERS' EQUITY                                          59,962       52,608       55,571
                                                                                 ---------    ---------    ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 623,527    $ 596,302    $ 619,121
                                                                                 =========    =========    =========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)                    (Unaudited)
                                                                     For the Nine Months Ended            Year Ended
                                                                          September 30,                   December 31,
                                                                ----------------------------------
                                                                    2001                  2000                2000
                                                                ----------             -----------       -------------
                                                                          (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                                     $  26,643               $  27,178          $  36,768
  Interest and Dividends on Investment Securities:
    Taxable                                                          5,949                   6,892              9,253
    Exempt from Federal Income Taxes                                     9                      14                 17
  Interest on Federal Funds Sold and Due From Time                   1,936                     847              1,571
                                                                ----------              ----------         ----------

           TOTAL INTEREST INCOME                                    34,537                  34,931             47,609
                                                                ----------              ----------         ----------

INTEREST EXPENSE
  Interest on Deposits                                              12,411                  12,381             17,470
  Interest on Short Term Borrowings                                    491                   1,138              1,400
  Interest on Notes Payable                                              1                     -0-                -0-
                                                                ----------              ----------         ----------

           TOTAL INTEREST EXPENSE                                   12,903                  13,519             18,870
                                                                ----------              ----------         ----------

           NET INTEREST INCOME                                      21,634                  21,412             28,739

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                               860                   2,305              2,606
                                                                ----------              ----------         ----------

           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                20,774                  19,107             26,133
                                                                ----------              ----------         ----------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                               1,740                   1,475              1,998
  Loss on Sale of Investment Securities                                -0-                     -0-                 (2)
  Other Income                                                       1,554                   1,269              1,782
                                                                ----------              ----------         ----------

           TOTAL NON-INTEREST INCOME                                 3,294                   2,744              3,778
                                                                ----------              ----------         ----------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                           7,753                   7,044              9,480
  Occupancy Expense - Net                                              996                     750                993
  Furniture and Equipment Expense                                    1,118                   1,048              1,391
  Other Real Estate Owned and Foreclosed Asset
    Expense - Net                                                      174                     384                324
  Merger Related Expense - NOTE 9                                      598                     -0-                -0-
  Other Expense - NOTE 9                                             3,009                   2,924              3,982
                                                                ----------              ----------         ----------

           TOTAL NON-INTEREST EXPENSE                               13,648                  12,150             16,170
                                                                ----------              ----------         ----------

           INCOME BEFORE INCOME TAXES                               10,420                   9,701             13,741

APPLICABLE INCOME TAXES - NOTE 10                                    3,601                   3,364              4,765
                                                                ----------              ----------         ----------

           NET INCOME                                            $   6,819               $   6,337          $   8,976
                                                                ==========              ==========         ==========

           NET INCOME PER SHARE - NOTE 15
               Basic                                             $    1.08               $    1.00          $   1.41
               Diluted                                                1.05                    0.97              1.38

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             (Unaudited)
                                                                     For the Three Months Ended
                                                                           September 30,
                                                                -------------------------------------
                                                                     2001                  2000
                                                                --------------          -------------
                                                                (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                     $       8,592           $     9,460
  Interest and Dividends on Investment Securities:
     Taxable                                                             1,824                 2,322
     Exempt from Federal Income Taxes                                        3                     4
  Interest on Federal Funds Sold and Due From Time                         478                   444
                                                                --------------          ------------

               TOTAL INTEREST INCOME                                    10,897                12,230
                                                                --------------          ------------

INTEREST EXPENSE
  Interest on Deposits                                                   3,617                 4,568
  Interest on Short Term Borrowings                                        113                   417
  Interest on Note Payable                                                   1                   -0-
                                                                --------------          ------------

               TOTAL INTEREST EXPENSE                                    3,731                 4,985
                                                                --------------          ------------

               NET INTEREST INCOME                                       7,166                 7,245

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                   370                   577
                                                                --------------          ------------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                 6,796                 6,668
                                                                --------------          ------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                     594                   505
  Other Income                                                             551                   413
                                                                --------------          ------------
               TOTAL NON-INTEREST INCOME                                 1,145                   918
                                                                --------------          ------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                               2,621                 2,355
  Occupancy Expense - Net                                                  372                   245
  Furniture and Equipment Expense                                          391                   356
  Other Real Estate Owned and Foreclosed Asset
    Expense - Net                                                           47                    28
  Other Expense                                                            942                   724
                                                                --------------          ------------

               TOTAL NON-INTEREST EXPENSE                                4,373                 3,708
                                                                --------------          ------------

               INCOME BEFORE INCOME TAXES                                3,568                 3,878

APPLICABLE INCOME TAXES - NOTE 10                                        1,236                 1,338
                                                                --------------          ------------

               NET INCOME                                        $       2,332           $     2,540
                                                                ==============          ============

               NET INCOME PER SHARE  - NOTE 15
                       Basic                                     $        0.37           $      0.40
                       Diluted                                            0.36                  0.39

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                                                       Income - Net
                                                                                      Unrealized Gain                    Total
                                   Common Stock                                          (Loss) on                      Share-
                           ----------------------------    Capital       Retained      Investment      Treasury        Holder's
                              Shares          Amount       Surplus       Earnings        Securities      Stock          Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 2000                 6,361,247      $ 7,952       $ 6,469       $ 35,474       $  (1,186)     $     -0-       $ 48,709

Stock Options Exercised            73,638           91           180                                                          271
Purchases of Stock Held
  in Treasury                                                                                              (1,348)         (1,348)
Retirement of Stock Held
  in Treasury                     (80,207)        (100)                      (1,248)                        1,348              -0-
Cash Dividend
  $.30 Per Share                                                             (1,911)                                       (1,911)
Net Income for the
  Nine Months Ended
  September 30, 2000                                                          6,337                                         6,337
Securities Available-
  for-Sale Adjustment                                                                           550                           550
                                                                                                                     ------------
    Total Comprehensive
    Income NOTE 22                                                                                                          6,887
                           -------------  ------------   -----------   ------------   -------------    ----------    ------------

BALANCE AT
September 30, 2000             6,354,678         7,943         6,649         38,652            (636)     $     -0-         52,608
Stock Options Exercised            7,600            10            29                                                           39
Purchases of Stock Held
  in Treasury                                                                                                                  -0-
Retirement of Stock Held
  in Treasury                                                                                                                  -0-
Cash Dividend -
  $.10 Per Share                                                               (636)                                         (636)
Net Income for the
  Three Months Ended
   December 31, 2000                                                          2,639                                         2,639
Securities Available-
  for-Sale Adjustment                                                                           921                           921
                                                                                                                     -------------
    Total Comprehensive
    Income NOTE 22                                                                                                          3,560
                           -------------  ------------   -----------   ------------   -------------    ----------    ------------

BALANCE AT
December 31, 2000              6,362,278         7,953         6,678         40,655             285            -0-         55,571
Stock Options Exercised           33,600            42           166                                                          208
Purchases of Stock Held
  in Treasury                                                                                              (2,474)         (2,474)
Retirement of Stock
  in Treasury                    (78,105)          (98)                      (1,413)                        1,511              -0-
Cash Dividend -
  $.33 Per Share                                                             (2,094)                                       (2,094)
Net Income for the
  Nine Months Ended
  September 30, 2001                                                          6,819                                         6,819
Securities Available-
  for-Sale Adjustment                                                                         1,932                         1,932
                                                                                                                     ------------
    Total Comprehensive
    Income NOTE 22                                                                                                          8,751
                           --------------  -----------    ----------    -----------    ------------     ---------    ------------
BALANCE AT
September 30, 2001             6,317,773   $     7,897    $    6,844    $    43,967    $      2,217     $   (963)    $     59,962
                           ==============  ===========    ==========    ===========    ============     =========    ============

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                       (Unaudited)       (Unaudited)
                                                                  For Nine Months Ended  Year Ended
                                                                      September 30,      December 31,
                                                                 ----------------------
                                                                    2001        2000         2000
                                                                 ---------    ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $   6,819    $   6,337    $   8,976
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                      782          788        1,054
    Net Premium Amortization (Accretion)
      of Investment Securities                                          42          (56)        (142)
    Provision for Loan Losses                                          860        2,305        2,606
    Deferred Income Taxes (Benefit)                                   (575)        (167)        (194)
    Net (Gain) Loss on Sale of Investment Securities                    -0-           2            2
    Writedown of Other Real Estate                                      11          423          426
    Writedown of Foreclosed Assets                                     301           -0-          -0-
    Net Gain From Sale of Premises and Equipment                        -0-          (2)          -0-
    Net Gain From Sale of Other Real Estate                           (308)         (77)        (151)
    Net Decrease (Increase) in Accrued Income and Other Assets       1,839       (1,458)      (1,280)
    Net Decrease (Increase) in Accrued Expenses
      and Other Liabilities                                           (154)         (14)         232
                                                                 ---------    ---------    ---------
      Total Adjustments                                              2,798        1,744        2,553
                                                                 ---------    ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      9,617        8,081       11,529
                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in Federal Funds Sold and Due From Time       45,345      (11,153)     (28,449)
  Proceeds from Matured and Prepaid Investment Securities
    . Held-to-Maturity                                              15,000          285        1,285
    . Available-for-Sale                                            76,401       17,144       82,218
  Proceeds from Sales of Investment Securities                       9,987       59,922       59,922
  Purchase of Investment Securities
    . Available-for-Sale                                          (110,080)     (66,933)    (134,263)
  Loans Originated and Principal Repayments, Net                   (41,265)     (24,730)     (27,367)
  Recoveries of Loans Previously Charged-Off                           192          202          224
  Proceeds from Sale of Premises and Equipment                         126           25           23
  Proceeds from Sale of Other Real Estate/Foreclosed Assets          1,073          503          666
  Purchases of Premises and Equipment                                 (808)        (467)        (639)
                                                                 ---------    ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                         (4,029)     (25,202)     (46,380)
                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts               13,450         (846)      14,728
  Net Increase (Decrease)in Certificates of Deposit                (17,261)      41,897       44,392
  Net Increase (Decrease) in Federal Funds Purchased and
    Repurchase Agreements                                            3,680      (13,420)     (12,181)
  Proceeds from Notes Payable                                          300           -0-          -0-
  Payments of Cash Dividends                                        (2,094)      (1,911)      (2,547)
  Proceeds from Stock Options Exercised                                208          271          310
  Purchase of Treasury Stock                                        (2,474)      (1,348)      (1,348)
                                                                 ---------    ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                    (4,191)      24,643       43,354
                                                                 ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                   1,397        7,522        8,503
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                      27,595       19,092       19,092
                                                                 ---------    ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                         $  28,992    $  26,614    $  27,595
                                                                 =========    =========    =========

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                  $  13,257    $  13,085    $  18,355
  Income Taxes Paid                                                  2,607        3,651        5,097
  Other Real Estate Acquired in Settlement of Loans                     -0-         230        1,538
  Bank Financed Sales of Other Real Estate                              -0-          -0-       1,250

The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)

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

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

      The consolidated financial statements of the Corporation include its accounts and those of its wholly-owned subsidiaries, Summit National Bank and Summit Community Bank, National Association (the "Subsidiary Banks") and Summit Bancservices, Inc., a wholly-owned operations subsidiary. Effective May 14, 2001, Summit Community Bank, N.A. merged with and into Summit National Bank and Summit National Bank changed its name to Summit Bank, National Association (the "Bank" or "Subsidiary"). Also Summit Bancservices, Inc. was liquidated effective May 14, 2001 and its assets were contributed by the Corporation to Summit Bank, N.A. All operations of Summit Bancservices will be continued in the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks
-----------------------

      The Bank is required to maintain certain balances at the Federal Reserve Bank based on their levels of deposits. During the first nine months of 2001 the average cash balance maintained at the Federal Reserve Bank was $874,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $19,481,000 during the same period.

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

      The allowance for loan losses is comprised of amounts charged against income in the form of a provision for loan losses as determined by management. Management's evaluation is based on a number of factors, including the Bank's loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management's continuing review of the discounted cash flow values of impaired loans and its evaluation of the quality of the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

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

NOTE 2 - Investment Securities
------

      A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                September 30, 2001
                                                     ---------------------------------------------------------------
                                                                            Gross            Gross
                                                         Amortized        Unrealized       Unrealized       Fair
                                                            Cost             Gains           Losses         Value
                                                     ----------------   -------------    -------------   -----------
Investment Securities - Available-for-Sale

  U.S.  Treasury Securities                           $     10,040       $       225       $     -0-      $   10,265
  U.S. Government Agencies
    and Corporations                                       124,077             2,841             -0-         126,918
  U.S. Government Agency Mortgage
    Backed Securities                                       22,291               290             -0-          22,581
  Obligations of States and Political Subdivisions             125                 2             -0-             127
  Federal Reserve and Federal Home Loan Bank Stock           1,332               -0-             -0-           1,332
                                                     -------------       -----------       ---------      ----------

     Total Available-for-Sale Securities                   157,865             3,358             -0-         161,223
                                                     -------------       -----------       ---------      ----------
        Total Investment Securities                   $    157,865       $     3,358       $     -0-      $  161,223
                                                     =============       ===========       =========      ==========

      During the second quarter of 2001, $7 million of securities previously classified as Held-to-Maturity Securities were reclassified to Available-for Sale Securities related to the merger of the two bank subsidiaries. The unrealized gain on the reclassified securities of $52,000 was added to the Available-for-Sale Investment Securities balance. All Investment Securities are now carried on the consolidated balance sheet as of September 30, 2001 at fair value. The unrealized gain of $3,358,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

------

      A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                September 30, 2000
                                                         ----------------------------------------------------------------
                                                                              Gross             Gross
                                                          Amortized         Unrealized       Unrealized           Fair
                                                            Cost              Gains             Losses            Value
                                                         ------------     -------------    --------------     -----------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                $   5,000        $     7         $      -0-          $   5,007
  U.S. Government Agencies
    and Corporations                                         18,025            -0-              (359)             17,666
                                                          ---------        -------         ---------           ---------

    Total Held-to-Maturity Securities                        23,025              7              (359)             22,673
                                                          ---------        -------         ---------           ---------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                  17,081             51               (31)             17,101
  U.S. Government Agencies
    and Corporations                                         95,106            117              (967)             94,256
  U.S. Government Agency Mortgage
    Backed Securities                                        11,160              5              (139)             11,026
  Obligations of States and Political Subdivisions              240            -0-                (1)                239
  Federal Reserve and Federal Home Loan Bank Stock            1,260            -0-                -0-              1,260
                                                          ---------        -------         ---------           ---------

     Total Available-for-Sale Securities                    124,847            173            (1,138)            123,882
                                                          ---------        -------         ---------           ---------

        Total Investment Securities                       $ 147,872        $   180         $  (1,497)          $ 146,555
                                                          =========        =======         =========           =========


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

NOTE 3 - Loans and Allowance for Loan Losses
------

      The book values of loans by major type follow (in thousands):

                            September 30,        December 31,
                            -------------
                                2001          2000        2000
                            ------------- ----------  ----------
Commercial                  $ 183,111     $ 167,404    $ 167,818
Real Estate Mortgage          144,138       129,675      132,062
Real Estate Construction       61,040        47,934       47,183
Loans to Individuals           32,774        34,308       32,996
Less:  Unearned Discount          (15)          (62)         (43)
                            ---------     ---------    ---------
                              421,048       379,259      380,016
Allowance for Loan Losses      (6,190)       (6,918)      (5,399)
                            ---------     ---------    ---------
     Loans - Net            $ 414,858     $ 372,341    $ 374,617
                            =========     =========    =========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                                  Nine Months Ended                Year Ended
                                                                                    September 30,                 December 31,
                                                                           --------------------------------
                                                                                2001               2000               2000
                                                                           --------------     --------------    ----------------
Balance, Beginning of Period                                                      $ 5,399            $ 5,169           $   5,169
Provisions, Charged to Income                                                         860              2,305               2,606
Loans Charged-Off                                                                    (261)              (758)             (2,600)
Recoveries of Loans Previously
 Charged-Off                                                                          192                202                 224
                                                                           --------------     --------------    ----------------
          Net Loans (Charged-Off) Recovered                                           (69)              (556)             (2,376)
                                                                           --------------     --------------    ----------------

Balance, End of Period                                                            $ 6,190            $ 6,918           $   5,399
                                                                           ==============     ==============    ================

     The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2001 and September 30, 2000 of $860,000 and $2,305,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2000, a provision of $2,606,000 was recorded.

     At September 30, 2001 the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,392,000 (of which $2,392,000 were on non-accrual status). The related allowance for loan losses for these loans was $888,000. The average recorded investment in impaired loans during the nine months ended September 30, 2001 was approximately $2,471,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment
------

     The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                                   September 30,               December 31,
                                                                           --------------------------
                                                                              2001            2000                 2000
                                                                           -----------   -------------      ----------------
Land                                                                          $  2,317        $  2,320            $    2,320
Buildings and Improvements                                                       8,150           7,816                 7,845
Furniture & Equipment                                                            7,454           8,068                 8,134
                                                                           -----------   -------------       ---------------
Total Cost                                                                      17,921          18,204                18,299

Less:  Accumulated Amortization and Depreciation                                (9,897)         (9,986)              (10,175)
                                                                           -----------   -------------      ----------------
       Net Book Value                                                         $  8,024        $  8,218            $    8,124
                                                                           ===========   =============      ================

NOTE 5 - Other Real Estate
------

     The carrying value of other real estate is as follows (in thousands):

                                                                                   September 30,                December 31,
                                                                           ---------------------------
                                                                                2001           2000                 2000
                                                                           -----------     -----------       ---------------
Other Real Estate                                                             $     -0-       $  1,329            $      286
                                                                           ===========     ===========       ===============

        There were direct writedowns of other real estate charged to income for the nine months ended September 30, 2001 of $11,000. There were direct writedowns of other real estate for the nine months ended September 30, 2000 of $423,000. For the year ended December 31, 2000, writedowns of other real estate of $426,000 were recorded.

NOTE 6 - Deposits
------

     The book values of deposits by major type follow (in thousands):

                                                                                        September 30,               December 31,
                                                                             ------------------------------
                                                                                 2001              2000                 2000
                                                                             ------------      ------------        --------------
Noninterest-Bearing Demand Deposits                                              $139,981          $137,721            $  146,083
Interest-Bearing Deposits:
Interest-Bearing Transaction
     Accounts and Money Market Funds                                              170,793           145,999               156,348
Savings                                                                            99,121            97,152                94,014
Savings Certificates - Time                                                        69,910            79,889                82,248
Certificates of Deposits $100,000 or more                                          55,322            60,058                60,195
Other                                                                                 728               778                   778
                                                                             ------------      ------------        --------------
   Total                                                                          395,874           383,876               393,583
                                                                             ------------      ------------        --------------
       Total Deposits                                                            $535,855          $521,597            $  539,666
                                                                             ============      ============        ==============

NOTE 7 - Short Term Borrowings
------

     Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                                                       September 30,                December 31,
                                                                             ------------------------------
                                                                                 2001              2000                 2000
                                                                             ------------      ------------         -------------
Securities Sold Under Repurchase Agreements:
     Average                                                                     $ 17,935          $ 21,387             $  20,797
     Period-End                                                                    15,590            18,671                19,910
     Maximum Month-End Balance During Period                                       20,374            25,019                25,019
Interest Rate:
     Average                                                                         3.49%             5.10%                 5.19%
     Period-End                                                                      2.10%             5.63%                 5.44%
Federal Funds Purchased
     Average                                                                      $   170          $     29              $     22
     Period-End                                                                     8,000                -0-                   -0-
     Maximum Month-End Balance During Period                                        8,000               950                   950
Interest Rate:
     Average                                                                         3.54%             5.96%                 5.96%
     Period-End                                                                      3.65%               -0-                   -0-

     The Corporation, through its Subsidiary, has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At September 30, 2001, the subsidiary had no borrowings outstanding. For the nine months ended September 30, 2001, the subsidiary no borrowings. For the year ended December 31, 2000, the subsidiary had borrowed an average of $4,929,000 under the line of credit, bearing an average interest rate of 6.49%.

NOTE 8 - Notes Payable
------

     On July 15, 2001, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Subsidiary Bank and matures on August 15, 2002, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of September 30, 2001, $300,000 had been borrowed under these lines.

NOTE 9 - Other Non-Interest Expense
------

     The significant components of other non-interest expense are as follows (in thousands):

                                                                         Nine Months Ended                 Year Ended
                                                                           September 30,                  December 31,
                                                                   -------------     -------------
                                                                       2001              2000                 2000
                                                                   -------------     -------------       ---------------
Business Development                                                   $    458          $    387              $    601
Legal and Professional Fees                                                 477               604                   866
Printing and Supplies                                                       260               281                   369
Regulatory Fees and Assessments                                             191               175                   237
Other                                                                     1,623             1,477                 1,909
                                                                   -------------     -------------       ---------------
       Total                                                           $  3,009          $  2,924              $  3,982
                                                                   =============     =============       ===============

     The Merger Related Expenses reported in the first quarter of 2001 include expenses, accrued and incurred, related to the merger or the Corporation's subsidiaries as reported in Note 1 Basis of Presentation and Principles of
                                   ---------------------------------------
Consolidation. The expenses include the cost of severance payments to a former
-------------
chief executive officer of one of the units and legal and professional fees and other expenses related to the merger and to the name change of Summit Bank, N.A.

NOTE 10 - Income Taxes
-------

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                                   September 30,                December 31,
                                                                           ------------------------------
                                                                                2001            2000                2000
                                                                           -------------   --------------      ---------------
Current Tax Asset (Liability)                                                  $  (1,505)        $     49           $       68
Deferred Tax Asset                                                                 1,277            2,143                1,693
                                                                           -------------   --------------      ---------------

       Total Included in Other Assets (Liabilities)                            $    (228)        $  2,192           $    1,761
                                                                           =============   ==============      ===============

     The deferred tax asset at September 30, 2001 of $1,277,000 included $1,142,000 related to unrealized gains on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                                                                   Nine Months Ended                 Year Ended
                                                                                      September 30,                 December 31,
                                                                             ------------------------------
                                                                                 2001              2000                 2000
                                                                             ------------     -------------       ---------------
Federal Income Tax Expense:
    Current                                                                      $  4,176          $  3,531             $   4,959
    Deferred (benefit)                                                               (575)             (167)                 (194)
                                                                             ------------      ------------        --------------

       Total Federal Income Tax Expense                                          $  3,601          $  3,364             $   4,765
                                                                             ============      ============        ==============

                     Effective Tax Rates                                            34.56%            34.67%                34.70%
                                                                             ============      ============        ==============

NOTE 10 - Income Taxes (con't)
-------

        The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                             Nine Months Ended           Year Ended
                                                                September 30,           December 31,
                                                           -----------------------
                                                             2001          2000              2000
                                                           ---------     ---------      ------------
Federal Income Taxes at Statutory
  Rate of 34.3%                                            $  3,576      $  3,333       $     4,716
Effect of Tax Exempt Interest Income                             (3)           (5)               (6)
Non-deductible Expenses                                          47            40                66
Other                                                           (19)           (4)              (11)
                                                           ---------     ---------      ------------
     Income Taxes Per Income Statement                     $  3,601      $  3,364       $     4,765
                                                           =========     =========      ============

                                                                September 30,           December 31,
                                                           -----------------------
                                                             2001          2000             2000
                                                           ---------     ---------      -------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                                $  1,881      $  1,354       $      1,494
  Valuation Reserves - Other Real Estate                        105           145                  5
  Interest on Non-accrual Loans                                 306           264                238
  Deferred Compensation                                         527           473                505
  Unrealized Losses on Available-for-Sale Securities            -0-           329                -0-
  Other                                                          26            17                 20
                                                           ---------     ---------      -------------
  Gross Federal Deferred Tax Assets                           2,845         2,582              2,262
                                                           ---------     ---------      -------------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                 278           319                318
  Accretion                                                     128            98                104
  Unrealized Gain on Available-for Sale Securities            1,142           -0-                147
  Other                                                          20            22                -0-
                                                           ---------     ---------      -------------
  Gross Federal Deferred Tax Liabilities                      1,568           439                569
                                                           ---------     ---------      -------------
           Net Deferred Tax Asset                          $  1,277      $  2,143       $      1,693
                                                           =========     =========      =============

NOTE 11 - Related Party Transactions
-------

         The Bank has made transactions in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $3,241,000 at December 31, 2000.

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

         At September 30, 2001, outstanding documentary and standby letters of credit totaled $4,709,000 and commitments to extend credit totaled $132,112,000.

NOTE 13 - Stock Option Plans
-------

         The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, ("the Plans"). Each Plan has reserved 600,000 shares (adjusted for two-for-one stock splits in 1995 and 1997) of common stock for grants thereunder. The Plans provide for the granting to executive management and other key employees of Summit Bancshares, Inc. and its subsidiary incentive stock options, as defined under the current tax law. The options under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period. Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 2000, and the nine months ended September 30, 2001.

         The following is a summary of transactions during the periods presented:

                                                     Shares Under Option
                                       -----------------------------------------
                                         Nine Months Ended        Year Ended
                                        September 30, 2001     December 31, 2000
                                       --------------------    -----------------

Outstanding, Beginning of Period                   359,559              445,497
Additional Options Granted During
  the Period                                        20,500               15,000
Forfeited During the Period                             -0-             (19,700)
Exercised During the Period                        (33,600)             (81,238)
                                       --------------------    -----------------
     Outstanding, End of Period
                                                   346,459              359,559
                                       ====================   ==================


         Options outstanding at September 30, 2001 ranged in price from $3.00 to $20.10 per share with a weighted average exercise price of $10.88 and 293,659 shares exercisable. At September 30, 2001, there remained 466,800 shares reserved for future grants of options under the 1997 Plan. There are no shares available for grant under the 1993 Plan.

NOTE 14 - Employee Benefit Plans
-------

401(k) Plan
-----------

         The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2001, the Corporation will make matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation.

         The Corporation expensed $254,100 and $274,700 in support of the plan during the first nine months of 2001 and 2000, respectively, and $333,500 for the year 2000.

Management Security Plan
------------------------

         In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $144,000 and $136,000 during the first nine months of 2001 and 2000, respectively, and $203,000 for the year 2000.

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

                                             September 30,         December 31,
                                       -------------------------
                                           2001           2000          2000
                                       ----------     ----------   -----------

Net income                               $  6,819     $    6,337   $     8,976
                                       ==========     ==========   ===========
Weighted average number of common
    shares used in Basic EPS            6,338,469      6,366,865     6,364,492
Effect of dilutive stock options          157,701        151,426       159,467
                                       ----------     ----------   -----------
Weighted number of common shares
    and dilutive potential common
    stock used in Diluted EPS           6,496,170      6,518,291     6,523,959
                                       ==========     ==========   ===========

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

    The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                              September 30,
                                                                         ----------   ----------
                                                                            2001         2000
                                                                         ----------   ----------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
    Loan Commitments Including Unfunded Lines of Credit                  $  132,112   $  127,345
    Standby Letters of Credit                                                 4,709        2,866

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

NOTE 17 - Concentrations of Credit Risk
-------
     The Bank grants commercial, consumer and real estate loans in its direct market which is defined as Fort Worth and its surrounding area. The Board of Directors of the Bank monitors concentrations of credit by purpose, collateral and industry at least quarterly. Certain limitations for concentration are set by the Board. Additional loans in excess of these limits must have prior approval of the bank's director loan committee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the strength of the local and state economy.

NOTE 18 - Litigation
-------

         The Bank is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 19 - Stock Repurchase Plan
-------

         On April 17, 2001, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,973 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

         In the nine months of 2001, 126,017 shares were purchased by the Corporation through a similar repurchase plan through the open market.

NOTE 20 - Subsequent Event
-------

         On October 16, 2001, the Board of Directors of the Corporation approved a quarterly dividend of $.11 per share to be paid on November 15, 2001 to shareholders of record on November 1, 2001.

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

         The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                               September 30,
                                             ---------------------------------------------------------------------------
                                                             2001                                     2000
                                             -----------------------------------      ----------------------------------
                                               Carrying               Fair              Carrying              Fair
                                                 Amount              Value               Amount              Value
                                             ---------------     ---------------      -------------      ---------------
Financial Assets
    Cash and due from banks                  $    28,992          $   28,992           $   26,614         $   26,614
    Federal Funds Sold and Due From Time           1,116               1,116               29,165             29,165
    Securities                                   161,223             161,223              146,907            146,555
    Loans                                        421,048             432,268              379,259            376,909
    Reserve for loan losses                       (6,190)             (6,190)              (6,918)            (6,918)


Financial Liabilities
    Deposits                                     535,855             537,256              521,597            521,426
    Short Term Borrowings                         23,890              23,891               18,671             18,672

Off-balance Sheet Financial Instruments
    Loan commitments                                                 132,112                                 127,345
    Letters of credit                                                  4,709                                   2,866


NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                           Nine Months Ended              Year Ended
                                                               September 30,             December 31,
                                                  -----------------------------------
                                                       2001                 2000             2000
                                                  ---------------    ----------------   ---------------
Net Income                                        $         6,819     $         6,337   $         8,976
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                            1,932                 550             1,471
                                                  ---------------    ----------------   ---------------

    Comprehensive Income                          $         8,751    $          6,887   $        10,447
                                                  ===============    ================   ===============

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

         Net income for the third quarter of 2001 was $2,232,000, or $.36 diluted earnings per share, compared with $2,540,000, or $.39 diluted earnings per share, for the third quarter of 2000. Net income for the first nine months of 2001 was $6,819,000, or $1.05 diluted earnings per share, compared with $6,337,000, or $.97 diluted earnings per share, for the first nine months of the prior year. On a per share basis, diluted earnings per shares decreased 8.2% over the third quarter of the prior year. Per share amounts are based on average shares outstanding of 6,496,170 for the first nine months of 2001 and 6,518,291 for the comparable period of 2000 adjusted to reflect stock options granted. Excluding the impact of merger related expenses, net income for the nine months ended September 30, 2001 would have been $7,211,000, or $1.11 diluted earnings per share.

         Outstanding loans at September 30, 2001 of $421.0 million represented an increase of $41.8 million, or 11.0%, over September 30, 2000 and an increase of $41.0 million, or 10.8%, from December 31, 2000.

         Total deposits at September 30, 2001 of $535.9 million represented an increase of $14.3 million, or 2.7%, over September 30, 2000 but a decrease of $3.8 million, or .7%, from December 31, 2000.

         The following table summarizes the Corporation's performance for the three months and nine months ended September 30, 2001 and 2000 (tax equivalent basis and dollars in thousands).

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                           -----------------------------   ------------------------------
                                               2001             2000           2001              2000
                                           ------------     ------------   ------------      ------------
Interest Income                            $    10,898      $    12,231    $     34,542      $     34,938
Interest Expense
                                                 3,731            4,985          12,903            13,519
                                           -----------      -----------    ------------      ------------

        Net Interest Income
                                                 7,167            7,246          21,639            21,419
Provision for Loan Loss
                                                   370              577             860             2,305
                                           -----------      -----------    ------------      ------------

        Net Interest Income After
              Provision for Loan Loss
                                                 6,797            6,669          20,779            19,114
Non-Interest Income
                                                 1,145              918           3,294             2,744
Non-Interest Expense
                                                 4,373            3,708          13,648            12,150
                                           -----------      -----------    ------------      ------------

        Income Before Income Tax
                                                 3,569            3,879          10,425             9,708
Income Tax Expense
                                                 1,237            1,339           3,606             3,371
                                           -----------      -----------    ------------      ------------

               Net Income                  $     2,332      $     2,540    $      6,819      $      6,337
                                           ===========      ===========    ============      ============

Net Income per Share-
    Basic                                  $      0.37      $      0.40    $       1.08      $       1.00
    Diluted
                                                  0.36             0.39            1.05              0.97

Return on Average Assets                          1.47%            1.72%           1.46%             1.47%

Return on Average Stockholders' Equity           15.59%           19.71%          15.73%            16.89%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

    The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 2001 and 2000 (rates on tax equivalent basis).

                                                                  Three Months Ended September 30,
                                        -------------------------------------------------------------------------------------
                                                          2001                                       2000
                                        ----------------------------------------    -----------------------------------------
                                           Average                      Average         Average                     Average
                                          Balances        Interest    Yield/Rate       Balances       Interest    Yield/Rate
                                        ------------    -----------  -----------    -------------  ------------  ------------
                                                                      (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time        $ 53,844    $       477         3.51%   $      27,065  $        443          6.51%
  Investment Securities (Taxable)            128,320          1,825         5.64%         148,032         2,322          6.24%
  Investment Securities (Tax-exempt)             206              4         7.55%             314             6          7.54%
  Loans, Net of Unearned Discount/(1)/       409,094          8,592         8.33%         378,302         9,460          9.95%
                                        ------------    -----------  -----------    -------------   -----------  ------------
    Total Earning Assets                     591,464         10,898         7.31%         553,713        12,231          8.79%
                                                        -----------                                 -----------
Non-interest Earning Assets:
  Cash and Due From Banks                     24,405                                       23,787
  Other Assets                                17,404                                       18,801
  Allowance for Loan Losses                   (5,928)                                      (6,974)
                                        ------------                                -------------
    Total Assets                            $627,345                                $     589,327
                                        ============                                =============
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds         $169,732          1,084         2.53%   $     158,913         1,603          4.01%
  Savings                                    100,462            779         3.08%          89,356         1,110          4.94%
  Savings Certificates                        78,303          1,028         5.21%          69,136         1,008          5.80%
  Certificates of Deposit
    $100,000 or more                          56,075            715         5.06%          54,755           836          6.07%
  Other Time                                     773             11         5.84%             778            11          5.62%
  Other Borrowings                            17,414            114         2.59%          28,332           417          5.85%
                                        ------------    -----------  -----------    -------------   -----------  ------------
    Total Interest-Bearing                   422,759          3,731         3.50%         401,270         4,985          4.94%
                                                        -----------                                 -----------
Liabilities

Non-interest Bearing Liabilities:
  Demand Deposits                            141,991                                      135,769
  Other Liabilities                            3,246                                        1,003
  Shareholders' Equity                        59,349                                       51,285
                                        ------------                                -------------
    Total Liabilities and               $    627,345                                $     589,327
                                        ============                                =============
      Shareholders' Equity
Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                            $     7,167         4.81%                   $     7,246          5.21%
                                                        ===========                                 ===========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (con't)
-----------------------------------------------------------------

         The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the nine months ended September 30, 2001 and 2000 (rates on tax equivalent basis).

                                                                             Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                              2001                                           2000
                                            -------------------------------------------   -----------------------------------------
                                               Average                        Average         Average                    Average
                                              Balances      Interest        Yield/Rate       Balances      Interest     Yield/Rate
                                            -----------   -----------     -------------   ------------    ----------   ------------
                                                                              (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time         $   57,763       $ 1,936            4.48%      $   18,074        $  847        6.26%
  Investment Securities (Taxable)               133,185         5,950            5.97%         147,881         6,892        6.23%
  Investment Securities (Tax-exempt)                229            13            7.75%             385            21        7.29%
  Loans, Net of Unearned Discount/(1)/          395,972        26,643            9.00%         372,124        27,178        9.76%
                                            -----------   -----------     -----------       ----------     ---------    --------
    Total Earning Assets                        587,149        34,542            7.87%         538,464        34,938        8.67%
                                                          -----------                                      ---------

Non-interest Earning Assets:
  Cash and Due From Banks                        23,919                                         24,046
  Other Assets                                   18,036                                         19,211
  Allowance for Loan Losses                      (5,676)                                        (5,939)
                                            -----------                                     ----------
    Total Assets                             $  623,428                                      $ 575,782
                                            ===========                                     ==========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds          $  165,589         3,573            2.89%       $ 159,643         4,573        3.82%
  Savings                                       100,502         2,803            3.73%          91,520         3,198        4.68%
  Savings Certificates                           81,582         3,473            5.69%          63,069         2,559        5.42%
  Certificates of Deposit
    $100,000 or more                             59,147         2,527            5.71%          47,250         2,019        5.71%
  Other Time                                        776            35            6.09%             778            32        5.52%
  Other Borrowings                               18,132           492            3.63%          28,000         1,138        5.43%
                                            -----------   -----------     -----------       ----------     ---------    --------
    Total Interest-Bearing Liabilities          425,728        12,903            4.05%         390,260        13,519        4.63%
                                                          -----------                                      ---------

Non-interest Bearing Liabilities:
  Demand Deposits                               136,449                                        134,078
  Other Liabilities                               3,311                                          1,340
  Shareholders' Equity                           57,940                                         50,104
                                            -----------                                     ----------
    Total Liabilities and
      Shareholders' Equity                   $  623,428                                      $ 575,782
                                            ===========                                     ==========
Net Interest Income and Margin
 (Tax-equivalent Basis)/(2)/                                 $ 21,639            4.93%                      $ 21,419        5.31%
                                                          ===========                                       ========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income
-------------------

     Net interest income (tax equivalent) for the third quarter of 2001 was $7,167,000 which represented a decrease of $79,000 or 1.1%, over the third quarter of 2000. The decrease can be attributed to the sharp decrease in prime rate over the past nine months. In the quarter the national prime rate declined seventy-five (75) basis points to 6.00%. At the beginning of the year prime rate was 9.50%.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended September 30, 2001 and 2000.

                                                      ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                (Dollars in Thousands)

                                        3rd Qtr. 2001 vs. 3rd Qtr. 2000   Nine Months 2001 vs. Nine Months 2000
                                               Increase (Decrease)                Increase (Decrease)
                                                Due to Changes in:                 Due to Changes in:
                                        -------------------------------   -----------------------  ----------
                                           Volume      Rate      Total        Volume      Rate       Total
                                        ----------- ---------  --------   -------------- --------  ----------
Interest Earning Assets:
     Federal Funds Sold                   $   441    $  (407)   $    34     $ 1,857    $  (768)   $ 1,089
     Investment Securities (Taxable)         (310)      (187)      (497)       (684)      (258)      (942)
     Investment Securities (Tax-exempt)        (2)       -0-         (2)         (9)         1         (8)
     Loans, Net of Unearned Discount          772     (1,640)      (868)      1,740     (2,275)      (535)
                                          -------    -------    -------     -------    -------    -------

     Total Interest Income                    901     (2,234)    (1,333)      2,904     (3,300)      (396)
                                          -------    -------    -------     -------    -------    -------

Interest-Bearing Liabilities:
     Deposits                                 426     (1,377)      (951)      1,766     (1,736)        30
     Other Borrowings                        (161)      (142)      (303)       (401)      (245)      (646)
                                          -------    -------    -------     -------    -------    -------


     Total Interest Expense                   265     (1,519)    (1,254)      1,365     (1,981)      (616)
                                          -------    -------    -------     -------    -------    -------

Net Interest Income                       $   636    $  (715)   $   (79)    $ 1,539    $(1,319)   $   220
                                          =======    =======    =======     =======    =======    =======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $6,190,000 or 1.47% of total loans, as of September 30, 2001 compared to $6,918,000, or 1.82% of total loans, as of September 30,2000.

     Transactions in the provision for loan losses are summarized as follows (in thousands):

                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                          September 30,
                                              -----------------------------          ---------------------------
                                                   2001             2000                 2001             2000
                                              ------------      -----------          -----------      ----------
Balance, Beginning of Period                     $ 5,745          $ 6,899              $ 5,399          $ 5,169
Provisions, Charged to Income                        370              577                  860            2,305

Loans Charged-Off                                    (36)            (632)                (261)            (758)
Recoveries of Loans Previously
  Charged-Off                                        111               74                  192              202
                                              ----------       ----------           -----------      ----------
          Net Loans (Charged-Off)
           Recovered                                  75            (558)                 (69)            (556)
                                              ----------       ----------           -----------      ----------

Balance, End of Period                           $ 6,190          $ 6,918              $ 6,190          $ 6,918
                                              ==========       ==========           ===========      ==========




     For the nine months ended September 30, 2001 and 2000, net charge-offs were .02 and .15% of loans, respectively, not annualized.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                            September 30,       June 30,         March 31,        December 31,    September 30,
                                                2001              2001              2001              2000             2000
                                           ------------     -------------     -------------     -------------     --------------
Non-Accrual Loans                             $  2,632          $  2,611          $  2,904          $  2,182           $  5,273
Renegotiated Loans                                 -0-               -0-               -0-               -0-                -0-
Other Real Estate Owned and Other
  Foreclosed Assets                                511               643             1,348             1,595              1,329
                                           ------------     -------------     -------------     -------------     --------------

    Total Non-Performing Assets               $  3,143          $  3,254          $  4,252          $  3,777           $  6,602
                                           ============     =============     =============     =============     ==============

As a Percent of:
    Total Assets                                 0.50%              0.52%             0.62%             0.61%              1.11%
    Total Loans and Other Real Estate and
        Other Foreclosed Assets                  0.75%              0.81%             1.10%             0.99%              1.73%
Loans Past Due 90 days or
    More and Still Accruing                   $    58           $    315          $     32          $     10           $    -0-


     Non-accrual loans to total loans were .63% at September 30, 2001 and non-performing assets were .75% of loans and other real estate owned at the same date.

     As of September 30, 2001, the Company had four credits that were on non-accrual loan status that represented 86% of the Company's non-performing loans. The largest with a balance of approximately $1.1 million has been on non-accrual status since the second quarter of 1998. The balance of this loan has been reduced from approximately $2.2 million as the borrower has continued to make monthly payments. These payments, principal and interest, have reduced the balance. The total balance of non-accrual loans of $2.6 million is reported before reducing the amount for SBA guarantees on cash collateral in the amount of $294,000 on certain of the loans.

     As of September 30, 2001 the Company has $511,000 in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet, which represents an inventory of textbooks. These assets are in the process of liquidation, however the process is expected to take several months. The cost of liquidation is recorded as a current period expense and all proceeds from sale of inventory reduces the carrying value of the inventory.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                    September 30,    June 30,      March 31,     December 31,  September 30,
                                       2001            2001           2001          2000           2000
                                   -------------   -----------   ------------  --------------  ------------
Non-Performing Loans                  $  2,632        $  2,611       $  2,904      $  2,182        $  5,273
Criticized Loans                        18,713          11,677         11,586        11,536          16,562
Allowance for Loan Losses                6,190           5,745          5,537         5,399           6,918
Allowance for Loan Losses
       as a Percent of:
          Non-Performing Loans             235%            220%           191%          247%            131%
          Criticized Loans                  33%             49%            48%           47%             42%

Non-Interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                           ------------------------------------    ------------------------------------
                                             2001         2000        % Change       2001         2000        % Change
                                           --------     --------     ----------    --------     --------     ----------
Service Charges on Deposit Accounts        $    594     $    505           17.6%   $  1,740     $  1,475           18.0%
Non-recurring Income                            -0-          -0-            -0-         -0-           65            -0-
Other Non-interest Income                       551          413           33.4       1,554        1,204           29.1
                                           --------     --------     ----------    --------     --------     ----------

  Total Non-interest Income                $  1,145     $    918           24.7    $  3,294     $  2,744           20.0
                                           ========     ========     ==========    ========     ========     ==========

     Non-recurring income is primarily interest recovered on loans charged-off in prior years and gains on sales of assets taken in satisfaction of debt in prior years. The increase in other non-interest income in the third quarter of 2001 is primarily due to increases in mortgage brokerage/origination fees and fees earned on investment services to customers.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                           ------------------------------------    ------------------------------------
                                             2001         2000        % Change       2001         2000        % Change
                                           --------     --------     ----------    --------     --------     ----------
Salaries & Employee Benefits                $ 2,621     $  2,355           11.3 %  $  7,753     $  7,044           10.1%
Occupancy Expense - Net                         372          245           51.8         996          750           32.8
Furniture and Equipment Expense                 391          356            9.8       1,118        1,048            6.7
Other Real Estate Expense - Net                  47           28          257.1         174          384          (40.9)
Merger Related Expenses                         -0-          -0-            -0-         598          -0-            -0-
Other Expenses:
     Business Development                       145           27          437.0         458          387           18.3
     Insurance - Other                           41           31           32.3         104           83           25.3
     Legal & Professional Fees                  163          214          (23.8)        477          604          (21.0)
     Taxes - Other                               31           30            3.3         103          130          (20.8)
     Postage & Courier                          104           78           33.3         266          243            9.5
     Printing & Supplies                         75           91          (17.6)        260          281           (7.5)
     Regulatory Fees & Assessments               66           59           11.9         191          175            9.1
     Other Operating Expenses                   317          194           36.1       1,150        1,021            7.4
                                           --------     --------     ----------    --------     --------     ----------
        Total Other Expenses                    942          724           22.8       3,009        2,924            1.1
                                           --------     --------     ----------    --------     --------     ----------
        Total Non-interest Expense         $  4,373     $  3,708           17.9    $ 13,648     $ 12,150           12.3
                                           ========     ========     ==========    ========     ========     ==========

     Total non-interest expense increased 17.9% in the third quarter of 2001 over 2000, reflecting increases primarily in salary and benefits, occupancy expenses, business development expense, and other operating expenses partially offset by decreases in legal and professional expense and printing and supplies expense. As a percent of average assets, non-interest expenses were 2.77% in the third quarter of 2001 (annualized) and 2.50% in the same period of 2000. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 52.6% for the third quarter of 2001.

     The increase in occupancy expense is primarily due to a decline in rent income because of a vacancy earlier in the year at one bank owned facility (which has subsequently been rented) plus repairs made in the third quarter at another facility.

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

     The following table, commonly referred to as a "static gap report", indicates the interest rate sensitivity position at September 30, 2001 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                              Total      Repriced
                                       Matures or Reprices within:            Rate        After
                                 -------------------------------------      Sensitive   1 Year or
                                  30 Days        31-180       181 to        One Year   Non-interest
                                  or Less         Days       One Year       or Less     Sensitive      Total
                                 ---------     ---------     ---------     ---------   ------------  ---------
Earning Assets:
  Loans                          $ 251,301     $  18,939     $  13,666     $ 283,906    $ 137,142    $ 421,048
  Investment Securities             11,243        31,739        31,281        74,263       86,960      161,223
  Federal Funds Sold and
    Due from Bank Time               1,116           -0-           -0-         1,116          -0-        1,116
                                 ---------     ---------     ---------     ---------    ---------    ---------

   Total Earning Assets            263,660        50,678        44,947       359,285      224,102      583,387
                                 ---------     ---------     ---------     ---------    ---------    ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings           269,914           -0-           -0-       269,914          -0-      269,914
  Certificate of Deposits
   *$100,000                         9,409        28,444        13,912        51,765        3,557       55,322
  Other Time Deposits                7,370        34,613        21,836        63,819        6,819       70,638
  Short Term Borrowings             23,890           -0-           -0-        23,890          -0-       23,890
                                 ---------     ---------     ---------     ---------    ---------    ---------

  Total Interest Bearing
  Liabilities                      310,583        63,057        35,748       409,388       10,376      419,764
                                 ---------     ---------     ---------     ---------    ---------    ---------

Interest Sensitivity Gap         $ (46,923)    $ (12,379)    $   9,199     $ (50,103)   $ 213,726    $ 163,623
                                 =========     =========     =========     =========    =========    =========

Cumulative Gap                   $ (46,923)    $ (59,302)    $ (50,103)
                                 =========     =========     =========

Cumulative Gap to
 Total Earning Assets                (8.04)%      (10.17)%       (8.59)%

Cumulative Gap to
 Total Assets                        (7.53)        (9.51)        (8.04)

*  Greater Than

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative gap to total assets ratio at one year of (8.0%) was reversed to a positive 7.9% "beta adjusted" gap position.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2001, the Corporation's Tier I capital represented 13.4% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 14.7% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of September 30, 2001, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

The Corporation and Subsidiary Banks' regulatory capital positions as of September 30, 2001, were as follows:

                                                                                                 Capitalized Under
                                                                           For Capital           Prompt Corrective
                                                     Actual            Adequacy Purposes         Action Provisions
                                             ---------------------   ---------------------     ----------------------
                                               Amount      Ratio       Amount      Ratio         Amount       Ratio
                                             ----------  ---------   ----------  ---------     ---------    ---------
CONSOLIDATED:
As of September 30, 2001
Total Capital (to Risk Weighted Assets)       $ 63,132     14.68%     $ 34,410     8.00%
Tier I Capital (to Risk Weighted Assets)        57,745     13.43%       17,205     4.00%
Tier I Capital (to Average Assets)              57,745      9.26%       18,703     3.00%


SUMMIT BANK, N.A.:
As of September 30, 2001
Total Capital (to Risk Weighted Assets)       $ 63,081     14.67%     $ 34,407     8.00%       $ 43,009       10.00%
Tier I Capital (to Risk Weighted Assets)        57,695     13.41%       17,204     4.00%         25,806        6.00%
Tier I Capital (to Average Assets)              57,695      9.27%       18,679     3.00%         31,131        5.00%

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

               Not applicable

Item 5.   Other Information

               Not applicable

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits


                    10 Loan Agreement dated August 15, 2001, between the Corporation and The Frost National Bank

                    11   Computation of Earnings Per Common Share


               (b) No Reports on Form 8-K were filed during the period ending September 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT BANCSHARES, INC.
                                          Registrant



Date:  11-01-01                     By: /s/ Philip E. Norwood
     -------------                     -----------------------------------------
                                    Philip E. Norwood, Chairman, President & CEO


Date:  11-01-01                     By: /s/ Bob G. Scott
     -------------                     -----------------------------------------
                                    Bob G. Scott, Executive Vice President
                                        and Chief Operating Officer
                                            (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                          Page No.
-------                                                          --------


  10      Loan Agreement dated August 15, 2001, between the
          Corporation and The Frost National Bank

  11      Computation of Earnings Per Common Share