Form 10-K
period 2001-12-31
SUMMIT BANCSHARES INC /TX/
filed 2002-03-27
CIK 745344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001      COMMISSION FILE NUMBER 0-11986


                             SUMMIT BANCSHARES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

          TEXAS                                         75-1694807
--------------------------                  ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

                   1300 SUMMIT AVENUE, FORT WORTH, TEXAS 76102
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (817) 336-6817
                      ------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

           None                                   Not Applicable
  -----------------------           -------------------------------------------
     (Title of Class)               (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.25 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was authorized to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X __   NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 11, 2002 was approximately $105,751,000.

The number of shares of common stock, $1.25 par value, outstanding at March 11, 2002 was 6,264,261 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 13, 2002 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 2002 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

                                     PART I

ITEM 1.           BUSINESS.

THE CORPORATION. Summit Bancshares, Inc. (the "Corporation"), a corporation incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation maintains its principal office at 1300 Summit Avenue, Suite 604, Fort Worth, Texas 76102. The Corporation's principal activity is the ownership and management of its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation and Summit Bank, National Association (the "Bank"). Effective May 14, 2001, Summit Community Bank, N.A. merged with and into Summit National Bank and Summit National Bank changed its name to Summit Bank, National Association. Also Summit Bancservices, Inc. was liquidated effective May 14, 2001 and its assets were contributed by the Corporation to Summit Bank, N.A. All operations of Summit Bancservices will be continued in the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

At December 31, 2001 the Corporation had consolidated total assets of $635,956,000, consolidated total loans of 430,754,000, consolidated total deposits of $543,803,000 and consolidated total shareholders' equity of $60,536,000.

The Corporation provides advice and services to the Bank and coordinates its activities in the areas of financial accounting controls and reports, internal audit programs, regulatory compliance, financial planning and employee benefit programs. However, the Bank operates under the day-to-day management of its own officers and directors.

The Corporation's major source of income is dividends received from the Bank which are restricted as discussed on page 12. Dividend payments by the Bank are determined on the basis of its earnings, deposits and capital.

The Corporation's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions and the Corporation has not spent material amounts on research activities.

THE BANK. The services offered by the Bank are generally those offered by commercial banks of comparable size in their respective areas. Certain of the principal services offered by the Bank are described below.

         COMMERCIAL BANKING. The Bank provides general commercial banking services for corporate and other business clients principally located in Tarrant County, Texas. Loans are made for a wide variety of purposes, including interim construction and mortgage financing on real estate and financing of equipment and inventories.

         CONSUMER BANKING. The Bank provides a full range of consumer banking services, including interest and non-interest-bearing checking accounts, various savings programs, installment and real estate loans, money transfers, on-site ATM facilities and safe deposit facilities.

         SECURITIES SERVICES. Summit Bancshares, Inc. through an agreement with LM Financial Partners, Inc. offers investment brokerage services. LM Financial Partners, Inc., a subsidiary of Legg Mason, Inc. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. (Investment executives are available at the Subsidiary and can provide information about tax-free municipals, government securities, stocks, mutual funds, or annuities.)


Certain information with respect to the Bank as of February 28, 2002 is set forth in the following table.

                                                             As of February 28, 2002
                                   -------------------------------------------------------------------------------
                                                                  (In Thousands)
                                   Organiza-    Acqui-                                                     Share-
Name and Address of                  tion       sition        Total         Total           Total         holders'
     the  Bank                       Date        Date        Assets         Loans         Deposits         Equity
-------------------                  ----        ----        ------         -----         --------        -------
SUMMIT BANK, N.A.                    1975        1980       $641,606      $457,472        $538,197        $60,623
1300 Summit Avenue
Fort Worth, TX 76102

COMPETITION. There is significant competition among bank holding companies in Tarrant County, Texas and the Corporation believes that such competition among such bank holding companies will continue in the future.

Additionally, the Subsidiary encounters intense competition in the commercial banking business, primarily from other banks represented in their respective market areas, many of which have far greater assets and financial resources. The Bank also encounters intense competition in the commercial banking businesses from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies and certain other types of financial institutions located in its own and in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel.

EMPLOYEES. As of December 31, 2001 the Corporation and the Bank collectively had a total of 185 full-time employees and 18 part-time employees.

REGULATION AND SUPERVISION

The Corporation and the Bank are subject to federal and state law applicable to businesses generally and also to federal and state laws specifically applicable to financial institutions and financial institution holding companies. The laws and regulations governing financial institutions and their parent holding companies are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation, and the banking system as a whole and not for the protection of shareholders or creditors. Those laws give regulatory authorities broad enforcement powers over banks and bank holding companies including the power to require remedial actions and to impose substantial fines and other penalties for violation of laws, regulations, or orders of regulatory authorities.

The following description of statutory and regulatory provisions is not intended to be a complete description of those provisions and is qualified in its entirety by reference to the applicable statutes and regulations. Any change in applicable statutes or regulations or the policies of regulatory authorities may have a material effect on the business, operations, and prospects of the Corporation and the Bank. The Corporation is unable to predict the nature or extent of the affect on its business and earnings that fiscal or monetary policies, economic controls, or changes in federal or state statutes or regulations or regulatory policies may have in the future.

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

The Corporation is a legal entity, separate and distinct from its subsidiaries. As a result, the Corporation's right to participate in the distribution of assets of any subsidiary upon liquidation or reorganization of the subsidiary will be subject to the prior claims of depositors and creditors of the subsidiary. In the event of a liquidation or reorganization of the Bank, the claims of depositors and creditors of the Bank will have priority over the rights of the Corporation and its shareholders and creditors.

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

The Corporation has elected to become a financial holding company, and its election became effective on February 4, 2002. The Corporation cannot at this time fully evaluate the effect on the Corporation and the Bank of the changes made by the GLB Act, including possible new opportunities for expansion of the Corporation's activities by its becoming a financial holding company and changes in competition for the Corporation and the Bank.

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

SOURCE OF STRENGTH TO THE BANK. FRB regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and commit resources to their support. This concept has become known as the "source of strength" doctrine. The FRB takes the position that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and should maintain the financial flexibility and capital-raising capacity necessary to obtain resources for assisting its subsidiary banks if required. A bank holding company which fails to meet its obligations to serve as a source of strength to its subsidiary banks may be considered by the FRB to be engaged in an unsafe and unsound banking practice and in violation of FRB regulations. Further, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires a bank holding company to guarantee, up to certain limits, an undercapitalized subsidiary bank's compliance with any capital restoration plan approved by the bank's primary federal regulatory authority. See IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES below.

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

FIRREA contains a "cross-guarantee" provision which makes commonly controlled insured depository institutions liable to the Federal Deposit Insurance Corporation (the "FDIC") for any losses incurred, or which the FDIC reasonably anticipates incurring, in connection with the failure of an affiliated insured depository institution or assistance provided such an institution in danger of failure. By law, the "cross-guarantee" liability to the FDIC of an insured depository institution has priority over the rights of the institution's shareholders including those of any parent holding company.

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

The FRB guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% must be in the form of "Tier 1" capital). At December 31, 2001, the Corporation's ratios of "Tier 1" and qualifying total capital to risk-weighted assets were 13.1% and 14.3%, respectively. At such date, both ratios exceeded regulatory minimums.

The FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is defined as a company's "Tier 1" capital divided by its adjusted average total consolidated assets. The FRB guidelines require a minimum ratio of 3.0% "Tier 1" capital to total assets for bank holding companies having the highest regulatory rating. For other bank holding companies, the minimum ratio of "Tier 1" capital to total assets is 4.0%. Companies with supervisory, financial, or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Corporation's leverage ratio at December 31, 2001, was 9.4% which exceeded the regulatory minimum.

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

IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve insured depository institutions problems. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its federal regulatory agency. The regulatory agency will not accept the plan unless it meets certain criteria. One requirement for acceptance of a capital restoration plan is that each company "having control of" the undercapitalized institution must guarantee, up to certain limits, the subsidiary's compliance with the capital restoration plan. The Corporation has control of the Bank for purposes of this statute. See below THE BANK - CAPITAL ADEQUACY Requirements below.

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

ACQUISITIONS BY BANK HOLDING COMPANIES. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock of, or substantially all of the assets of, any bank or bank holding company, or merging or consolidating with another bank holding company, without the prior approval of the FRB. In approving acquisitions of a bank or bank holding company by a bank holding company, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The FRB is required in every case to consider the effectiveness of the company in combating money laundering. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. In some circumstances, any such action must be brought in less than 30 days after FRB approval.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits adequately capitalized and managed bank holding companies to acquire banks located in other states, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a state or national bank located in Texas, or of any bank holding company owning or controlling a state bank or a national bank located in Texas, must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. If the FRB approves an acquisition which the Texas Banking Commissioner disapproves, the Commissioner may accept the FRB decision or attempt to have the decision overturned by a federal court. Under the Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the bank sought to be acquired. However, state deposit concentration caps adopted by various states, such as Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. Texas has adopted a deposit concentration cap of 20% of in-state insured deposits; therefore, the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap. State law may establish a minimum age (not to exceed five years) of local banks subject to interstate acquisition. The minimum age established by Texas is five years.

ACQUISITION OF BANK HOLDING COMPANIES. The Change in Bank Control Act of 1978 prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition. Acquisition of 25% or more of any class of voting shares of a bank holding company constitutes acquisition of "control." The FRB presumes that the acquisition of 10% or more of any class of voting stock of a bank holding company constitutes acquisition of control if either the company has securities registered under Section 12 of the Exchange Act, as does the Corporation, or if no other person will own or control a greater percentage of that class of voting securities immediately after the transaction. That presumption can be rebutted by showing the FRB that the acquisition will not in fact result in control. In addition, any entity would be required to obtain the approval of the FRB under the BHC Act before acquiring 25% or more (or more than 5% in the case of an acquiror that is a bank holding company) of the outstanding common stock of the Corporation or otherwise exercising control or a "controlling influence" over the Corporation.

THE BANK

GENERAL. The Bank is a national banking association organized under the National Bank Act, as amended, (the "National Bank Act") and is subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Pursuant to such regulation, the Bank is subject to various restrictions and supervisory requirements, and potentially to enforcement actions. The OCC regularly examines national banks with respect to, among other matters, capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Company (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC and, under some circumstances, to special examination by the FDIC. Because the FRB regulates the Corporation, the FRB has supervisory authority which affects the Bank.

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

In addition to expanding permitted activities for qualifying bank holding companies, the GLB Act also permits the creation of a "financial subsidiary" which can be used by a national bank to engage in many of the activities permitted for a financial holding company. The Corporation cannot at this time fully evaluate the effect on the Bank of this change made by the GLB Act.

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

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. The Bank is subject to federal statutes which limit transactions with the Corporation and other affiliates. One set of restrictions is found in Section 23A of the Federal Reserve Act, which limits loans to, purchases of assets from, and investments in "affiliates" of the Bank. The term "affiliates" would include the Corporation and any of its subsidiaries. Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for such loans. In addition, Section 23A limits the amount of loans or extensions of credit to third parties which are collateralized by the securities or obligations of the Corporation or its subsidiaries.

Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among the other things, Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and an affiliate must be on terms and under circumstances, including credit underwriting standards and procedures that, in good faith, would be offered to or would apply to nonaffiliated companies. The Bank is also subject to certain prohibitions against advertising that suggest that the Bank is responsible for the obligations of its affiliates.

The regulations and restrictions on transactions with affiliates may limit the Corporation's ability to obtain funds from the Bank for the Corporation's cash needs, including funds for payment of dividends and operating expenses.

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

INTEREST RATE LIMITS AND LENDING REGULATIONS. The Bank is subject to various state and federal statutes relating to the extension of credit and the making of loans. The maximum legal rate of interest that the Bank may charge on a loan depends on a variety of factors such as the type of borrower, purpose of the loan, amount of the loan and date the loan is made. Texas statutes establish maximum legal rates of interest for various lending situations. Penalties are provided by law for charging interest in excess of the maximum lawful rate.

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

RESTRICTIONS ON BANK DIVIDENDS. Substantially all of the Corporation's cash revenues are derived from dividends paid by the Bank. Dividends payable by the Bank are restricted under the National Bank Act. See ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - DIVIDENDS. The Bank's ability to pay dividends is further restricted by the requirement that the Bank maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the OCC. Moreover, the prompt corrective action provisions of FDICIA and implementing regulations prohibit a bank from paying dividends or management fees if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See CAPITAL ADEQUACY REQUIREMENTS below.

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

At December 31, 2001, the Bank was "well capitalized." See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CAPITAL RESOURCES.

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

With certain exceptions, national banks will be prohibited from making capital distributions, including dividends, or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching, and engaging in new lines of business unless they have an approved capital plan that permits otherwise. A bank which is not well capitalized may not accept brokered deposits without prior regulatory approval and will be subject to limitations on interest rates which it offers on deposits. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

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

DEPOSIT INSURANCE ASSESSMENTS. The FDIC is required by the Federal Deposit Insurance Act to assess all banks a fee in order to fund adequately the Bank Insurance Fund (the "BIF") so as to resolve any insured bank that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate deposit insurance assessments made on BIF member banks to maintain the designated reserves for the fund. In addition, the FDIC can impose special assessments to repay borrowings from the U.S. Treasury, the Federal Financing Bank, and BIF member banks. Under the risk-based system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Such premiums currently range from zero percent of insured deposits to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than those banks with lower levels of capital and a higher degree of supervisory concern. The Bank is currently being assessed at the lowest rate of zero percent.

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF- insured institutions pay FICO assessments at the same rate. For the first quarter of 2002, FICO rates have been set at .0182% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2001 were:

                  Fourth Quarter            .0184%
                  Third Quarter             .0188%
                  Second Quarter            .0190%
                  First Quarter             .0196%

INTERNAL OPERATING REQUIREMENTS. FDICIA requires FDIC-insured depository institutions with over $500 million in assets to file an annual report with the FDIC and its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) financial reporting and complying with designated safety and soundness laws and regulations; and (3) assessing the effectiveness of the institution's internal controls and compliance with safety and soundness laws and regulations. The independent public accountant also must report separately on the institution's internal controls and certain of the statements made by management in the report. The requirement of an annual audit of the Bank can be satisfied by an annual audit of the Corporation. The annual report must be available for public inspection. Each institution to which the annual report requirement applies must also have an independent audit committee entirely made up of outside directors. The audit committee's duties must include reviewing with management and the independent public accounts the basis for the annual report. The requirement of an audit committee for the Bank can be satisfied by the services of an audit committee of the Corporation.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued by the OCC to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its subsidiary bank is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. A less than satisfactory CFA rating can limit the extent to which a bank and its affiliates can take advantage of the expanded range of activities permitted by the GLB Act.

CUSTOMER PRIVACY. The GLB Act enacted new measures to protect the security, confidentiality, and integrity of information concerning customers of financial institutions. The federal banking agencies were directed by the GLB Act to adopt rules of carry out those measures, and were given broad authority to enforce the privacy provisions of the Act and rules adopted to carry out those provisions. The agencies have adopted guidelines for safeguarding customer information which became effective July 1, 2001. The agencies' guidelines require each financial institution to establish an information security program which will identify and assess risks that may threaten the confidentiality of customer information. The institution must develop a written plan containing policies and procedures to manage and control those risks and implement and test the plan. The plan must be adjusted on a continuing basis for changes in technology, the sensitivity of customer information, and internal and external threats to information security. A financial institution's policy for protecting the confidentiality and security of nonpublic personal information must be disclosed to the customer at the time the customer relationship is established and at least annually thereafter.

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

CHANGING REGULATORY STRUCTURE

Legislative and regulatory proposals regarding changes in banking, regulations of banks, thrifts and other financial institutions, are being considered by the executive branch of the federal government, Congress, and various state governments, including Texas. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial service industry. The Corporation cannot predict accurately whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation or the Bank. Also, there likely will be regulatory changes to deal with the expanded permissible activities permitted for financial holding companies and financial subsidiaries of national banks. The Corporation cannot predict at this time the effect of regulatory changes resulting from the enactment of the GLB Act. The USA Patriot Act of 2001, which was signed into law on October 26, 2001, imposed upon financial institutions new requirements for obtaining information, reporting, and record keeping designed to prevent money laundering.

EFFECT ON ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, control of borrowings at the "discount window," changes in the discount rate on member bank borrowing, changes in reserve requirements against member bank deposits and against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid for deposits. FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Corporation cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of the Corporation and the Bank.

ITEM 2.           PROPERTIES.

The principal offices of the Corporation are located at 1300 Summit Avenue, Fort Worth, Texas 76102. The Corporation and Summit Bank, N.A., the subsidiary, lease space at this address from an unrelated third-party through leases that expire December 31, 2004 and December 31, 2009, respectively. Summit Bank, N.A. owns a detached motor bank facility.

Summit Bank, N.A. owns the building at 3859 Camp Bowie Boulevard, Fort Worth, Texas. There are no encumbrances on this property.

The Alta Mesa office of Summit Bank, N.A. is located at 3000 Alta Mesa Boulevard, Fort Worth, Texas. The building is owned by the Corporation with the bank office using approximately 25% of the facility. The remainder of the building is fully leased. There are no encumbrances on the property.

The Northeast office and motor bank facility of Summit Bank, N.A., at 9001 Airport Freeway, North Richland Hills, Texas, is leased from a third-party under a lease agreement expiring in April 2008. Summit Bank, N.A. owns a tract of land adjacent to the Northeast office to be used for building of a new motor bank facility that would be owned by the bank.

The Fossil Creek office of Summit Bank, N.A., at 3851 NE Loop 820, Fort Worth, Texas is located in a building that is a joint venture between Summit Bank, N.A. and an unrelated third party. The Fossil Creek office occupies approximately 28% of the building under a long-term lease with the joint venture.

Summit Bank, N.A. owns approximately 1.5 acres near the intersection of Davis Boulevard and Shady Grove in Northeast Tarrant County. This unimproved property is to be used to establish a new branch office in late 2002.

Summit Bank, N.A. owns an improved tract of land that serves as the site of its operations center. This site is located at 500 Eighth Avenue, Fort Worth, Texas.


ITEM 3.           LEGAL PROCEEDINGS.

In the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Corporation's business, to which it or its subsidiary is a party or of which any of their property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 16, 2002, their respective ages, and their present positions with the Corporation are as follows:

                                                                  Position With                     Position Held
      Name                               Age                     the Corporation                        Since
-----------------                       -----                 ---------------------                 -------------
Philip E. Norwood                        52                 Chairman/President/CEO                    1998/2002

Bob G. Scott                             64              Executive Vice President and                   1998
                                                            Chief Operating Officer



The business experience of each of these executive officers during the past five
(5) years is set forth below:

Mr. Norwood currently serves as Chairman of the Board, President and CEO of Summit Bancshares, Inc. and Chairman of the Board, President and CEO of Summit Bank, N.A. He began serving as Chairman of the Board of the Corporation in 1998 and has served as President and CEO since 1993. He has also served as a Director of the Corporation since 1984. During the month of May 2001, Summit Bank, N.A. evolved as a result of the successful merger of the two previous subsidiaries, Summit Community Bank, N.A. and Summit National Bank. It was at that time that Mr. Norwood began serving as the Chairman of the Board, President and CEO of Summit Bank, N.A. Beginning January 1998 through the merger, he served as Chairman of the Board of Summit Community Bank, N.A.. He also served Summit Community Bank, N.A. as President from 1994 and as a Director from January 1990. Additionally, Mr. Norwood served as a Director of Summit National Bank from March 1983 to January 1996 and President from January 2001 until the merger.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. Since May 3, 1993 the Corporation's Common Stock has been traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low stock prices as quoted for the Corporation's Common Stock for the periods indicated:

                                      High                       Low
                                      ----                       ---
2001 Fiscal Year:
----------------
First Quarter                       $ 22.50                   $ 17.09
Second Quarter                        19.85                     17.13
Third Quarter                         21.10                     18.70
Fourth Quarter                        19.00                     17.25

2000 Fiscal Year:
----------------
First Quarter                       $ 18.50                   $ 14.50
Second Quarter                        17.75                     15.38
Third Quarter                         18.06                     14.75
Fourth Quarter                        22.19                     17.00

On March 11, 2002 the closing price reported for the Common Stock was $20.00. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

SHAREHOLDERS. At the close of business on March 11, 2002 there were 563 shareholders of record of Common Stock of the Corporation. The number of beneficial shareholders is unknown to the Corporation at this time.

DIVIDENDS. The Corporation has paid regular cash dividends on its common stock on a quarterly basis since the beginning of 1993. The following table sets forth, for each quarter since the beginning of 2000, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods.

                  2001                                  Dividends Per Share
                                                        -------------------
                  First Quarter                               $ 0.11
                  Second Quarter                              $ 0.11
                  Third Quarter                               $ 0.11
                  Fourth Quarter                              $ 0.11


                  2000

                  First Quarter                               $ 0.10
                  Second Quarter                              $ 0.10
                  Third Quarter                               $ 0.10
                  Fourth Quarter                              $ 0.10

Although the Board of Directors intends to continue to pay quarterly cash dividends in the future, there can be no assurance that cash dividends will continue to the paid in the future or, if paid, that such cash dividends will be comparable to cash dividends previously paid by the Corporation, since future dividend policy is subject to the discretion of the Board of Directors of the Corporation and will depend upon a number of factors, including future earnings of the Corporation, the financial condition of the Corporation, the Corporation's cash needs, general business conditions and the amount of dividends paid to the Corporation by the Bank.

The principal source of the Corporation's cash revenues is dividends received from the Bank. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Bank and the Corporation are not currently subject to any regulatory restrictions on their dividends.

ITEM 6.           SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data). All share and per share information has been restated to reflect a two-for-one stock split in 1997. This data should be read in conjunction with the Consolidated Financial Statements of the Corporation and the Notes thereto, appearing elsewhere in this report, and the information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operation also contained in this report.

                                                                                   Years Ended December 31,
                                                                ---------------------------------------------------------------
                                                                    2001         2000         1999          1998         1997
                                                                ----------- ------------- ------------ ------------- ----------
Summary of Earnings:
    Interest Income                                             $  44,497    $  47,609     $  40,232    $  37,065     $  31,972
    Interest Expense                                               15,527       18,870        13,772       13,478        11,301
                                                                ---------    ---------     ---------    ---------     ---------
    Net Interest Income                                            28,970       28,739        26,460       23,587        20,671
    Provision for Loan Losses                                       1,755        2,606         1,001          785           900
    Securities Gains (Losses)                                          -0-          (2)           (3)          35            (1)
    Non-interest Income                                             4,516        3,780         3,883        3,815         3,266
    Non-interest Expense                                           18,265       16,170        15,224       14,173        12,318
                                                                ---------    ---------     ---------    ---------     ---------
    Earnings Before Income Taxes                                   13,466       13,741        14,115       12,479        10,718
    Income Tax Expense                                              4,664        4,765         4,893        4,333         3,678
                                                                ---------    ---------     ---------    ---------     ---------
    Net Income                                                  $   8,802    $   8,976     $   9,222    $   8,146     $   7,040
                                                                =========    =========     =========    =========     =========

Balance Sheet Data (at period-end):
    Total Assets                                                $ 635,956    $ 619,121     $ 564,786    $ 532,764     $ 459,794
    Investment Securities                                         160,136      149,647       156,440      148,012       105,627
    Loans, Net of Unearned Discount                               430,754      380,016       355,414      305,833       276,069
    Allowance for Loan Losses                                       6,015        5,399         5,169        4,724         4,065
    Demand Deposits                                               150,040      146,083       128,685      141,170       126,398
    Total Deposits                                                543,803      539,666       480,546      465,500       401,724
    Short Term Borrowings                                          28,366       19,910        32,091       17,839        14,689
    Shareholders' Equity                                           60,536       55,571        48,709       46,235        41,112

Per Share Data:
    Net Income - Basic                                          $    1.39    $    1.41     $    1.44    $    1.25     $    1.09
    Net Income - Diluted                                             1.36         1.38          1.39         1.20          1.04
    Book Value - Period-End                                          9.67         8.73          7.66         7.14          6.32
    Dividends Declared and Paid                                      0.44         0.40          0.32         0.24          0.18
    Weighted Average Shares Outstanding (000)                       6,318        6,364         6,411        6,497         6,479
    Average Common Share Equivalents (000)                            153          160           245          317           321

Selected Performance Ratios:
    Return on Average Assets                                         1.41%        1.54%         1.72%        1.70%         1.70%
    Return on Average Shareholders' Equity                          15.01        17.57         19.66        18.62         18.49
    Net Interest Margin (tax equivalent)                             4.93         5.25          5.31         5.28          5.47
    Efficiency Ratio                                                54.55        49.71         50.14        51.60         51.42

Asset Quality Ratios:
    Non-Performing Loans to Total Loans - Period-End                 0.96%        0.58%         0.69%        1.65%         0.77%
    Non-Performing Assets to Total Assets - Period-End               0.72         0.61          0.78         1.00          0.49
    Allowance for Loan Losses to Total Loans - Period-End            1.40         1.42          1.45         1.54          1.47
    Allowance for Loan Losses to Non-Performing
        Loans - Period-End                                          146.0        247.0         211.0         94.0         193.0
    Net Charge-Offs (Recoveries) to Average Loans                    0.28         0.64          0.16         0.04         (0.08)

Capital Ratios:
    Shareholders' Equity  to Total Assets - Period-End               9.52%        8.98%         8.62%        8.68%         8.94%
    Average Shareholders' Equity to Average Assets                   9.40         8.74          8.71         9.11          9.21
    Total Risk-based Capital to Risk Weighted Assets
        - Period-End*                                               14.34        14.97         14.59        15.06         15.06
    Leverage Ratio - Period-End*                                     9.20         8.88          8.77         8.52          8.83

*Calculated in accordance with Federal Reserve guidelines currently in effect.

QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited results of operations for each quarter of 2001 and 2000 follows (in thousands except for per share data):



                                        First          Second          Third          Fourth
                                       Quarter         Quarter        Quarter        Quarter
                                     -----------     -----------    -----------    -----------
2001
----
Interest Income                       $  12,086       $  11,554      $  10,897      $   9,960
Interest Expense                          4,900           4,272          3,731          2,624
Net Interest Income                       7,186           7,282          7,166          7,336
Provision for Loan Losses                   180             310            370            895
Non-interest Income                       1,038           1,111          1,145          1,222
Non-interest Expense                      4,823           4,452          4,373          4,617
Income Tax Expense                        1,110           1,255          1,236          1,063
Net Income                                2,111           2,376          2,332          1,983

Per Share Data:
    Net Income:
        Basic                         $    0.33       $    0.38      $    0.37      $    0.31
        Diluted                            0.32            0.37           0.36           0.31
Dividends Paid                             0.11            0.11           0.11           0.11
Stock Price Range:
        High                              22.50           19.85          21.10          19.00
        Low                               17.09           17.13          18.70          17.25
        Close                             17.88           18.82          18.96          18.08



                                        First          Second          Third           Fourth
                                       Quarter         Quarter        Quarter         Quarter
                                     -----------     -----------    -----------     -----------
2000
----
Interest Income                       $  11,150       $  11,551      $  12,230       $ 12,678
Interest Expense                          4,091           4,443          4,985          5,351
Net Interest Income                       7,059           7,108          7,245          7,327
Provision for Loan Losses                   232           1,496            577            301
Non-interest Income                         908             918            918          1,034
Non-interest Expense                      3,993           4,449          3,708          4,020
Income Tax Expense                        1,292             734          1,338          1,401
Net Income                                2,450           1,347          2,540          2,639

Per Share Data:
    Net Income:
        Basic                         $    0.38       $    0.22      $    0.40       $   0.41
        Diluted                            0.37            0.21           0.39           0.41
Dividends Paid                             0.10            0.10           0.10           0.10
Stock Price Range:
        High                              18.50           17.75          18.06          22.19
        Low                               14.50           15.38          14.75          17.00
        Close                             15.50           17.25          17.88          21.69

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

PERFORMANCE SUMMARY. Net income for 2001 was $8.8 million, a decrease of $.2 million, or 1.9%, compared to $9.0 million recorded for 2000. On a weighted average share basis, net income for 2001 was $1.36 per diluted share as compared to $1.38 per diluted share for 2000, a decrease of 1.4%. The decline in earnings during 2001 reflects merger expenses of $598,000 recorded in the first quarter. Excluding these expenses after-tax earnings would have been $9.2 million, or $1.42 per diluted shares. Also impacting 2001 earnings was an increase in provision for loan losses in the fourth quarter due to increased loan charge-offs. See discussion on page 21, "Allowance for Loan Losses."

Continuing to reflect the positive growth of the Corporation, loans increased 13.4% over the previous year-end to $431 million at December 31, 2001. Total fundings (deposits and short term borrowings) experienced growth also, increasing 2.3% over the same period to $572 million. Shareholders' equity was $61 million at year-end, an increase of 8.9%.

Net income for 2000 was $9.0 million compared to net income of $9.2 million for 1999, a decrease of 2.7%. The decrease in earnings for 2000 was attributable to a significant increase in provision for loan losses and a writedown of foreclosed assets. The increase in provision for loan losses was related to the charge-off of $1.7 million on one loan and $.5 million on another during 2000.

The following table shows selected key performance ratios over the last three
(3) years:

                                                    2001          2000          1999
                                                 ----------    ----------    ----------
Return on Average Assets (ROA)                       1.41%*        1.54%         1.72%
Return on Average Shareholders' Equity (ROE)        15.01*        17.57         19.66
Shareholders' Equity to Assets - Average             9.40          8.74          8.71
Dividend Payout Ratio                               31.61         28.38         22.25

*Excluding merger-related expenses ROA and ROE would have been 1.47% and 15.68%, respectively.

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

Net interest income (tax equivalent) for 2001 was $29.0 million, an increase of $.2 million, or .8% compared to the prior year. The net increase reflected a $3.1 million decrease in interest income which was offset by a $3.3 million decrease in interest expense. The Corporation's yield on earning assets decreased to 7.57% for 2001 from 8.70% for 2000. Rates paid on the Corporation's interest-bearing liabilities decreased to 3.67% for 2001 from 4.76% for 2000. These shifts in yield on earning assets and cost of interest-bearing liabilities resulted in the net interest margin decreasing from 5.25% for 2000 to 4.93% for 2001. The slight increase in net interest income was due to the 7.7% growth in average loans and the 2.7% growth in average demand deposits during 2001, offsetting the 32 basis point decline in net interest margin. Although the average demand deposits as a percent of average total deposits decreased to 25.5% in 2001 from 26.7% in 2000, this ratio remains very positive compared to the Corporation's peers.

SUMMARY OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES

Although the year-end detail provides satisfactory indicators of general trends, the daily average balance sheets are more meaningful for analysis purposes than year-end data because averages reflect the day-to-day fluctuations that are common to bank balance sheets. Also, average balances for interest earning assets and interest-bearing liabilities can be related directly to the components of interest income and interest expense on the statements of income. This provides the basis for analysis of rates earned and paid, and sources of increases and decreases in net interest income as derived from changes in volumes and rates. The following schedule presents average balance sheets for the most recent three years in a format that highlights earning assets and interest-bearing liabilities.

                                                                     Years Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                              2001                                2000                              1999
                              ---------------------------------    --------------------------------   ------------------------------
                                                        Average                           Average                            Average
                                 Average                 Yield/      Average               Yield/      Average                Yield/
(Dollars in Thousands)           Balance    Interest     Rate        Balance   Interest    Rate        Balance    Interest     Rate
                              -----------  ----------  ---------   ----------- --------  ---------   ----------- ----------  -------
Interest Earning Assets:
    Federal Funds Sold and
        Due From Time            $44,689     $1,972       4.41%      $24,659    $1,571      6.37%      $21,277     $1,082      5.08%
    Investment Securities
        (Taxable)                139,875      7,966       5.70       148,598     9,253      6.23       145,109      8,496      5.85
    Investment Securities
        (Tax-exempt)(2)              231         17       7.36           348        26      7.50           745         52      7.03
    Loans, Net of Unearned
        Discount(1)              402,763     34,548       8.58       373,997    36,768      9.83       331,963     30,622      9.22
                              ----------- ----------  ---------   -----------  -------  ---------   ----------- ---------- ---------
        Total Earning Assets     587,558     44,503       7.57       547,602    47,618      8.70       499,094     40,252      8.06
                                          ----------                           -------                          ----------
Other Assets:
    Cash and Due From Banks       24,259                              24,140                            23,981
    Other Assets                  17,922                              19,122                            20,110
Allowance for Loan Losses         (5,816)                             (6,167)                           (4,886)
                              -----------                         -----------                       -----------
Total Assets                    $623,923                            $584,697                          $538,299
                              ===========                         ===========                       ===========

Interest-Bearing Liabilities:
    Interest-Bearing Transaction
        Accounts                $167,853      4,298       2.56      $158,476     6,168      3.89      $156,054      5,043      3.23
    Savings                      101,295      3,367       3.32        93,594     4,472      4.78        85,571      3,440      4.02
    Certificates of Deposit
        under $100,000 and IRA's  77,968      4,198       5.39        67,605     3,808      5.63        55,169      2,543      4.61
    Certificates of Deposit
        $100,000 or more          56,848      3,061       5.38        50,625     2,978      5.88        36,463      1,772      4.86
    Other Time                       723         43       5.91           778        44      5.70           778         39      5.06
    Other Borrowings              18,518        560       3.02        25,748     1,400      5.44        22,404        935      4.17
                              ----------- ----------  ---------   -----------  -------  ---------   ----------- ---------- ---------
        Total Interest-Bearing
            Liabilities          423,205     15,527       3.67       396,826    18,870      4.76       356,439     13,772      3.86
                                          ----------                           -------                          ----------

Other Liabilities:
    Demand Deposits              138,880                             135,165                           131,002
    Other Liabilities              3,188                               1,607                             3,953
Shareholders' Equity              58,650                              51,099                            46,905
                              -----------                         -----------                       -----------

Total Liabilities and
    Shareholders' Equity        $623,923                            $584,697                          $538,299
                              ===========                         ===========                       ===========

Net Interest Income and
    Margin (T/E Basis)(2)                   $28,976       4.93%                $28,748      5.25%                 $26,480      5.31%
                                          ==========                           =======                          ==========

(1) Loan interest income includes fees on loans and loan volumes include loans on non-accrual.

(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on interest earning assets which is computed by dividing net interest income by average total earning assets, was 4.93% for 2001, a 32 basis point decrease from the previous year. This decrease in the margin reflected a lower yield on earning assets in 2001 of 113 basis points compared to the prior year somewhat offset by a lower cost of funds of 109 basis points compared to the prior year. Part of the reason for this was the change in mix of liabilities with the average balance of certificates of deposit accounting for 32% of total funding in 2001 compared to 30% in 2000, resulting in the net interest spread decreasing from 3.94% to 3.90%. These certificates can not be repriced as quickly as variable rate assets.

The table below presents the portions of the net change in net interest income due to changes in volume or rate for each of the years ended December 31, 2001 and 2000 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                           2001 vs. 2000                             2000 vs. 1999
                                                        Increase (Decrease)                       Increase (Decrease)
                                                         Due to Changes in:                        Due to Changes in:
                                             ----------------------------------------   ----------------------------------------
(Dollars in Thousands)                          Volume          Rate          Total         Volume          Rate          Total
                                             -----------   ------------   -----------   ------------   ------------   ----------
Interest Earning Assets:
    Federal Funds Sold and Due From Time        $ 1,276         $ (875)        $ 401          $ 189          $ 301         $ 490
    Investment Securities (Taxable)                (543)          (744)       (1,287)           208            549           757
    Investment Securities (Tax-exempt)               (9)           -0-            (9)           (29)             3           (26)
    Loans, Net of Unearned Discount               2,828         (5,048)       (2,220)         4,045          2,103         6,148
                                             -----------   ------------   -----------   ------------   ------------   ----------
        Total Change in Interest Income           3,552         (6,667)       (3,115)         4,413          2,956         7,369
                                             -----------   ------------   -----------   ------------   ------------   ----------

Interest-Bearing Liabilities:
    Transaction Accounts & Savings                  733         (3,708)       (2,975)           380          1,779         2,159
    Certificates of Deposit and Other Time          946           (474)          472          1,409          1,067         2,476
    Other Borrowings                               (393)          (447)         (840)           153            313           466
                                             -----------   ------------   -----------   ------------   ------------   ----------
        Total Change in Interest Expense          1,286         (4,629)       (3,343)         1,942          3,159         5,101
                                             -----------   ------------   -----------   ------------   ------------   ----------
Changes in Net Interest Income                  $ 2,266        $(2,038)        $ 228        $ 2,471         $ (203)      $ 2,268
                                             ===========   ============   ===========   ============   ============   ==========

Net interest income for 2001 increased $228,000, or .8% over the prior year. In this same period total interest income decreased 6.5% and total interest expense decreased 17.7%.

NON-INTEREST INCOME. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                                       2001                          2000                  1999
                                            ---------------------------   --------------------------    -----------
                                              Amount        % Change        Amount        % Change        Amount
                                            ------------   ------------   ------------   -----------    -----------
Service Charges on
    Deposit Accounts                            $ 2,400         20.1%       $ 1,998          (0.2)      $    2,002
Non-recurring Income                                -0-           --             65            --              475
Gain (Loss) on Sale of Investment
    Securities                                      -0-           --             (2)           --               (3)
Other Non-interest Income                         2,116         23.2          1,717          22.1            1,406
                                            ------------                   ----------                  -----------

        Total Non-interest Income               $ 4,516         19.5%       $ 3,778          (0.6)      $    3,880
                                            ============                   ==========                  ===========

Service charges on deposits increased in 2001 primarily as a result of increased analysis income on commercial accounts due to the reduction in the earnings credit rate earned by customers on balances maintained to cover the cost of services provided by the Corporation. Also, insufficient funds charges on deposit accounts increased in 2001.

The non-recurring income in 2000 was primarily interest recovered on loans either charged-off in prior years or loans that were on non-accrual status in prior years. Non-recurring income in 1999 included refunds of state franchise tax of $155,000, gain on sale of land of $105,000, a forfeited deposit of $100,000 related to a proposed sale of foreclosed property, and interest recovered on loans either charged-off in prior years or loans that were on non-accrual status in prior years of $114,000.

The increase in other non-interest income in 2001 is primarily due to an increase in investment services income, letter of credit fees and collection fees. The increase in other non-interest income in 2000 is primarily due to an increase in debit card fees and mortgage brokerage/origination fees.

NON-INTEREST EXPENSE. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                          2001                          2000                    1999
                                              ----------------------------   ----------------------------   -----------
                                                Amount         % Change        Amount         % Change         Amount
                                              ------------    ------------   ------------   -------------   -----------
Salaries and Employee Benefits                  $10,564            11.4%       $ 9,480             2.8%       $ 9,226
Occupancy Expense - Net                           1,294            30.3            993            (3.7)         1,031
Furniture and Equipment Expense                   1,472             5.8          1,391            15.7          1,202
Other Real Estate Owned Expense                     224           (30.9)           324              --            107
Merger Related Expense                              598           100.0            -0-              --            -0-
Other Expenses:
    Business Development                            734            22.1            601            (0.2)           602
    Insurance - Other                               129            11.2            116            (4.1)           121
    Legal and Professional Fees                     634           (26.8)           866            39.9            619
    Other Taxes                                     125             7.8            116           (31.4)           169
    Postage and Courier                             348             4.8            332             5.1            316
    Printing and Supplies                           362            (1.9)           369            (2.6)           379
    Regulatory Fees and Assessments                 244             3.0            237            29.5            183
    Other Operating Expenses                      1,537            14.3          1,345             6.0          1,269
                                              ----------                   ------------                   ------------

        Total Other Expenses                      4,113             3.3          3,982             8.9          3,658
                                              ----------                   ------------                   ------------

             Total Non-interest Expense         $18,265            13.0%       $16,170             6.2%       $15,224
                                              ==========                   ============                   ============


Total non-interest expense increased 13.0% in 2001 over 2000 reflecting increases in salaries and benefits, occupancy expenses, business development expenses and merger related expenses incurred to merge the Corporation's subsidiaries. As a percent of average assets, non-interest expenses were 2.93%, 2.77%, and 2.83%, in 2001, 2000 and 1999, respectively. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 54.55% for 2001 or 52.76% when merger related expenses are excluded from non-interest expenses. The efficiency ratio measures what percentage of total revenues are absorbed by non-interest expense. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer groups.

The increase in salaries and employee benefits for 2001 is due to routine salary merit increases, additions to staff, and an increase in the cost of employee insurance. The average number of full-time equivalent employees increased by 6 in 2001 to an average full-time equivalent of 185.5. At year end 2001, the full-time equivalent staff was 194 versus 178.5 at the same time the prior year. In late 2001, the Corporation hired a Chief Credit Officer, two senior credit officers and certain related support staff. These new employees are expected to make a contribution to growth and earnings in early 2002 as they are experienced in the Corporation's market.

The increase in occupancy expense is primarily a result of a reduction in rental income as lease space at one of the banking facilities was vacant for a portion of the year and a lower rental rate was received from a major new tenant compared to the rate earned from the vacating tenant.

The increase in expenses for business development were primarily associated with advertising cost related to a name/brand identity advertising campaign launched after the merger of the Corporation's subsidiaries in May 2001.

Legal and professional fees increased in 2000 and reflected increases in attorney fees related to certain problem loans and fees paid to consultants and attorneys for assistance in general corporate issues.

Regulatory fees and assessments increased in 2000 primarily due to increases in the FDIC assessment for deposit insurance.

FEDERAL AND STATE INCOME TAX EXPENSE. The Corporation has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation provided $4.7 million for federal income taxes for 2001, resulting in an effective tax rate of 34.6%.

INVESTMENT SECURITIES. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 2001, all of which are classified as Available-for-Sale (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of this designation), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.


                                                                        December 31, 2001
                           ---------------------------------------------------------------------------------------------------------
                                                        Due 1 to               Due 5 to              Due After
                           Due 1 Year or Less           5 Years                10 Years              10 Years
                           --------------------   ---------------------   -------------------   --------------------
                             Amount     Yield        Amount     Yield      Amount     Yield       Amount     Yield        Total
                           ----------- --------   ------------- -------   ---------- --------   ----------- --------   -------------
(Dollars in Thousands)

U.S. Treasury Securities      $ 5,041     6.26%          $ 987    6.45%       $ -0-       --%        $ -0-       --%        $ 6,028

U.S. Government Agencies       18,042     5.16         108,975    4.97        2,010     5.84           -0-       --         129,027

U.S. Government Agency
  Mortgage Back Securities        -0-       --           2,737    5.61          -0-       --        16,803     4.00          19,540

Obligations of States and
  Political Subdivisions          125     7.42             988    5.04          518     5.74           -0-       --           1,631

Other Securities                  -0-       --             -0-      --          -0-       --         1,342     5.35           1,342
                           ----------- --------   ------------- -------   ---------- --------   ----------- --------   -------------

        Total                $ 23,208     5.41%      $ 113,687    5.00%      $2,528     5.82%     $ 18,145     4.16%      $ 157,568
                           =========== ========   ============= =======   ========== ========   =========== ========   =============

The yield on the investment securities portfolio of the Corporation at December 31, 2001 was 4.98% and the weighted average life of the portfolio on that date was approximately 1.9 years. At December 31, 2000 the yield of the portfolio was 6.22% and the weighted average life was 2.3 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 2001 and 2000. As of December 31, 2001, there was a net unrealized gain of $2,568,000 in the portfolio, or 1.6% of the amortized cost of those securities.

The following table summarizes the book value (fair value for Available-for-Sale securities) of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                                     December 31,
                                        --------------------------------------------------------------------------
                                            2001           2000           1999            1998           1997
                                        -------------   ------------   ------------    ------------   ------------
U.S. Treasury Securities                 $  6,207        $ 17,162       $ 27,974        $ 41,672       $ 70,794
U.S. Government Agencies
    and Corporations                      131,149         120,559        113,535          87,791         20,249
U.S. Government Agency
    Mortgage Backed Securities             19,822          10,409         13,079          16,440         12,527
Obligations of States and
    Political Subdivisions                  1,616             240            637           1,037          1,142
Federal Reserve Bank and Federal
    Home Loan Bank Stock                    1,342           1,277          1,215           1,072            915
                                        -------------   ------------   ------------    ------------   ------------
           Total                         $160,136        $149,647       $156,440        $148,012       $105,627
                                        =============   ============   ============    ============   ============

In 2001, approximately $60.1 million of investment securities were sold, resulting in no gain or loss on the sale.

LOANS. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                    December 31,
                  ------------------------------------------------------------------------------------------------------------------
                               %  of                  %  of                   %  of                  %  of                  %  of
                     2001      Total        2000       Total        1999      Total        1998       Total        1997      Total
                  ---------------------  ------------ --------  ----------------------  ------------ --------  ---------------------
Commercial           $184,716     42.9%     $167,818     44.2%      $156,847     44.2%     $133,066     43.5%      $127,800    46.3%
Real Estate Mtg
  - Commercial        107,600     25.0        94,066     24.7         85,825     24.1        72,434     23.7         66,876    24.2
Real Estate Mtg
  - Residential        44,522     10.3        37,996     10.0         34,771      9.8        27,987      9.2         23,762     8.6
Real Estate
  Construction         60,548     14.1        47,183     12.4         43,875     12.3        40,456     13.2         26,290     9.5
Loans to
  Individuals,
  Net of Unearned
  Discount             33,368      7.7        32,953      8.7         34,096      9.6        31,890     10.4         31,341    11.4
                  ---------------------  ------------ --------  ----------------------  ------------ --------  ---------------------
Total Loans, Net
  of Unearned
  Income             $430,754    100.0%     $380,016    100.0%      $355,414    100.0%     $305,833    100.0%      $276,069   100.0%
                  =====================  ============ ========  ======================  ============ ========  =====================

The preceding loan distribution table reflects that total loans increased $50.7 million (13.4%) between year-end 2001 and 2000. Although this dollar increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 2001, loans were 79.2% of deposits compared to 70.4% at the previous year-end reflecting a somewhat slower growth in deposits compared to loans. Average loans were 74.1% of average deposits in 2001 compared to 73.9% in 2000.

Primarily, the commercial loan customers of the Corporation are small to medium-sized businesses and professionals and executives. The Corporation offers a variety of commercial loan products that include revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Generally, these commercial loans have floating rates of interest with terms of maturity of three years or less.

A significant portion of the $108 million commercial real estate mortgage portfolio is loans to finance owner-occupied real estate. At December 31, 2001, $84 million of loans, approximately 78% of the commercial real estate mortgage portfolio, had been made for this purpose. Also, approximately 59% of the loans in the commercial real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

Real estate construction loans are made primarily to finance construction of single family residences in the Corporation's market area of Tarrant County. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Corporation's lending activities in this area are primarily with borrowers that have been in the building trade for many years and with which the Corporation has long standing relationships. The Corporation's lending officers meet quarterly with consultants that carefully track the residential building activities within the market. The Corporation will adjust its construction lending activities based on the trends of housing starts and absorption rates in the market.

The Corporation also lends to consumers for purchases of various consumer goods, such as automobiles, boats and home improvements. The terms of these loans typically are five years or less and are well secured with liens on products purchased or other assets. These loans are primarily made to customers who have other relationships with the bank. The Corporation does not issue credit cards and does not have any credit card loans outstanding.

The following table presents commercial loans and real estate construction loans at December 31, 2001, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                                    Over
                                                  One Year
                                   One Year        Through       Over Five
                                     or Less      Five Years       Years            Total
                                 -------------   ------------   -------------   -------------
Commercial                        $ 156,630       $   25,673     $      2,413    $  184,716
Real Estate Construction             55,713            2,549            2,286        60,548
                                 -------------   ------------   -------------   -------------

            Totals                $ 212,343       $   28,222     $      4,699    $  245,264
                                 =============   ============   =============   =============

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

The Corporation has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosure" ("SFAS No. 118"). These standards specify how allowances for certain impaired loans should be determined and the accounting for in-substance foreclosures.

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

The following table presents average loans net of unearned income and an analysis of the allowance for loan losses (dollars in thousands):


                                                                          Years Ended December 31,
                                                ------------------------------------------------------------------------------
                                                     2001             2000            1999            1998           1997
                                                ---------------   --------------   ------------   -------------   ------------
Average Loans Outstanding                            $ 402,763        $ 373,997     $ 331,963      $ 292,060       $ 248,303
                                                ===============   ==============   ============   =============   ============
Analysis of Allowance for
    Loan Losses:
    Balance, Beginning of Year                       $   5,399        $   5,169     $   4,724      $   4,065       $   2,972
                                                ---------------   --------------   ------------   -------------   ------------

    Charge-Offs:
        Commercial                                       1,280            2,429           376            128             148
        Real Estate Mortgage                                 4              -0-             3             39             -0-
        Real Estate Construction                           -0-              -0-           230              6             -0-
        Loans to Individuals                               123              171           118            170              98
                                                ---------------   --------------   ------------   -------------   ------------

            Total Charge-Offs                            1,407            2,600           727            343             246
                                                ---------------   --------------   ------------   -------------   ------------

    Recoveries:
        Commercial                                          80              140            93             87             379
        Real Estate Mortgage                               164               10            44            111              56
        Real Estate Construction                           -0-              -0-           -0-            -0-             -0-
        Loans to Individuals                                24               74            34             19               4
                                                ---------------   --------------   ------------   -------------   ------------

            Total Recoveries                               268              224           171            217             439
                                                ---------------   --------------   ------------   -------------   ------------

                  Net Charge-Offs (Recoveries)           1,139            2,376           556            126            (193)

    Provision Charged to Operating Expense               1,755            2,606         1,001            785             900
                                                ---------------   --------------   ------------   -------------   ------------

    Balance, End of Year                               $ 6,015          $ 5,399     $   5,169      $   4,724       $   4,065
                                                ===============   ==============   ============   =============   ============

Ratio of Net Charge-Offs (Recoveries)
            to Average Loans Outstanding                  0.28%            0.64%         0.16%          0.04%          (0.08)%
                                                ===============   ==============   ============   =============   ============

The decrease in provision for loan losses in 2001 from 2000 primarily recognizes a lower loan charge-off rate in 2001 compared to 2000. In 2000, a charge-off of $1.7 million was made on one loan and $500,000 on another. In the fourth quarter of 2001, a charge-off of $713,000 was made on one loan and $245,000 was made on another. These charge-offs, although above those of recent years, are not thought to reflect a change in the Corporation's lending strategy or a dramatic change in the local economic environment.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                                             December 31,
                                           -----------------------------------------------------------------------------
                                               2001             2000           1999            1998            1997
                                           --------------   -------------   ------------   -------------   -------------
Total Loans                                    $ 430,754       $ 380,016     $ 355,414      $ 305,833       $ 276,069
Allowance for Loan Losses                          6,015           5,399         5,169          4,724           4,065
Allowance for Loan Losses
    as a Percent of Total Loans                     1.40%           1.42%         1.45%          1.54%           1.47%
Allowance for Loan Losses
    as a Percent of Non-Performing Loans           146.0           247.0         211.0           94.0           193.0

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 20 for the percent of specific types of loans to total loans:

                                                                         December 31,
                          -----------------------------------------------------------------------------------------------------
                                2001                   2000                    1999                  1998                   1997
                          -----------------   ------------------   ------------------   ------------------   ------------------
                                     %  of                %  of                %  of                %  of                %  of
                           Amount    Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                          --------  -------   --------   -------   --------   -------   --------   -------   --------   -------
Allowance For
    Loan Losses:
        Commercial         $3,336     55.5%    $2,066      38.3%    $2,686      52.0%    $2,713      57.4%    $1,729      42.5%
        Real Estate
            Mortgage        1,613     26.8      1,095      20.3      1,050      20.3        818      17.3        699      17.2
        Real Estate
            Construction      635     10.6        381       7.1        371       7.2        452       9.6        184       4.5
        Loans to
            Individuals       365      6.0        374       6.9        375       7.3        372       7.9        272       6.7
        Unallocated
            Portion            66      1.1      1,483      27.4        687      13.2        369       7.8      1,181      29.1
                           ------    -----     ------     -----     ------     -----     ------     -----     ------     -----
Total                      $6,015    100.0%    $5,399     100.0%    $5,169     100.0%    $4,724     100.0%    $4,065     100.0%
                           ======    =====     ======     =====     ======     =====     ======     =====     ======     =====

The allocation is determined by providing specific reserves against each criticized loan plus a general allocation against the remaining balance of the portfolio based on experience factors. The general allocation is based upon the Corporation's loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends, and concentrations of credit. In 2001, the general allocation rate of the allowance was increased by approximately 15% because of changes in these factors. Management of the Corporation believes that the allowance for loan losses at December 31, 2001, is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

NON-PERFORMING ASSETS. Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate and other foreclosed assets. Non-accrual loans are those on which the accrual of interest has been suspended and on which the interest is recorded as earned when it is received. Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more and the loan is not both well-secured and in the process of collection, or immediately, if in the opinion of management, full collection of principal or interest is doubtful. At the time a loan is placed on non-accrual status, interest previously recorded but not collected is reversed and charged against current interest income.

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

The Corporation is required, by the regulatory authorities, to have other real estate evaluated periodically. In the event the new evaluation value is less than the carrying value of the property, the excess is written off to expense. Some properties are written down below their evaluation values when management feels the economic value of the property has declined below the evaluation value.

The following table summarizes the non-performing assets and loans 90 days past due and still accruing as of December 31 for the past five years, (dollars in thousands):

                                                                          December 31,
                                                  ----------------------------------------------------------
                                                   2001         2000         1999         1998         1997
                                                  ------       ------       ------       ------       ------
Non-accrual Loans                                 $4,115       $2,182       $2,450       $5,049       $2,112
Renegotiated Loans                                   -0-          -0-            3            6           -0-
Other Real Estate & Other Foreclosed Assets          444        1,595        1,947          281          151
                                                  ------       ------       ------       ------       ------
    Total Non-Performing
        Assets                                    $4,559       $3,777       $4,400       $5,336       $2,263
                                                  ======       ======       ======       ======       ======

As a Percent of:
    Total Assets                                    0.72%        0.61%        0.78%        1.00%        0.49%
    Total Loans and Other
        Real Estate & Other Foreclosed Assets       1.06         0.99         1.23         1.74         0.82

Loans Past Due 90 Days or
        More and Still Accruing                   $   16       $   10       $  -0-       $    3       $   78

Non-accrual loans at December 31, 2001, were comprised of $2,738,000 in commercial loans, $740,000 in real estate mortgages, $470,000 in real estate construction loans and $167,000 in consumer loans. Subsequent to year end, the Corporation collected $944,000 on one of the commercial loans on non-accrual at year end. Other Foreclosed Assets includes one asset which is the projected wholesale value of text books taken in lieu of foreclosure of a borrower that closed operations.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five (5) years is provided below (in thousands):

                                            Years Ended December 31,
                                  --------------------------------------------------
                                   2001       2000       1999       1998       1997
                                  ------     ------     ------     ------     ------
Gross Amount of Interest
    That Would Have Been
    Recorded at Original Rate     $  340     $  600     $  427     $  537     $  272
Interest Included in Income          195        206         68        312        154
                                  ------     ------     ------     ------     ------
        Interest Not Recorded
            in Income             $  145     $  394     $  359     $  225     $  118
                                  ======     ======     ======     ======     ======

Loans are graded on a system similar to that used by the banking industry regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard", which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower. The last level of criticized loans, before they are charged off, is "Doubtful". Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable. In addition to the above noted grading system, the Corporation maintains a separate "watch list" which further aids the Corporation in monitoring loan quality. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                                            December 31,
                                  ---------------------------------------------------------------
                                    2001          2000          1999          1998          1997
                                  -------       -------       -------       -------       -------
Non-Performing Loans              $ 4,115       $ 2,182       $ 2,453       $ 5,055       $ 2,112
Criticized Loans                   24,879        11,536        11,804        10,468         9,295
Allowance for Loan Losses           6,015         5,399         5,169         4,724         4,065
Allowance for Loan Losses
    as a Percent of:
        Non-Performing Loans        146.0%        247.0%        211.0%         94.0%        193.0%
        Criticized Loans             24.0          47.0          44.0          45.0          44.0

An independent third party loan review was completed in mid 2001. In addition, a regulatory examination was completed as of late 2001. Based on the findings of these reviews and exams management considers the loan portfolio to be adequately reserved.

Criticized loans, loans classified as OAEM, Substandard or Doubtful as noted above, have increased in 2001. A significant portion of this increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of the year to assist in monitoring loan quality. The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible. Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

DEPOSITS. The primary source of the Corporation's funds is deposits. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal because of market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $3.7 million, or 2.7% in 2001. These deposits represented 25.5% of total deposits. Average interest-bearing deposits increased $33.6 million, or 9.1%. The deposit types' daily average balance and related average rates paid during each of the last three (3) years are as follows (dollars in thousands):

                                                           2001                        2000                       1999
                                                    -------------------        ---------------------      ----------------------
                                                     Amount   Rate Paid         Amount    Rate Paid        Amount     Rate Paid
                                                    -------- -----------       --------  -----------      --------   -----------
Noninterest-Bearing Demand Deposits                 $138,880                   $135,165                  $131,002
Interest-Bearing Deposits:
    Interest-Bearing Transaction
          Accounts                                   167,853     2.56%          158,476     3.89%          156,054      3.23%
    Savings                                          101,295     3.32            93,594     4.78            85,571      4.02
    Certificates of Deposit under $100,000
        and IRA's                                     77,968     5.39           67,605      5.63            55,169      4.61
    Certificates of Deposit of $100,000 or More       56,848     5.38           50,625      5.88            36,463      4.86
    Other Time Deposits                                  723     5.90              778      5.70               778      5.06
                                                    --------                   --------                   --------
               Total Interest-Bearing Deposits       404,687     3.70%          371,078     4.71%          334,035      3.84%
                                                    --------                   --------                   --------

               Total Deposits                       $543,567                   $506,243                   $465,037
                                                    ========                   ========                   ========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2001, 2000 and 1999 is presented below (in thousands):

                                  % of                  % of                 % of
Maturity                2001      Total       2000      Total       1999     Total
--------                ----      -----       ----      -----       ----     -----
3 months or less       $19,522     41.0%     $16,267     27.0%     $18,144     46.4%
3 to 6 months           12,405     26.0       15,334     25.5        7,846     20.1
6 to 12 months          13,527     28.4       24,191     40.2       11,776     30.1
Over 12 months           2,190      4.6        4,403      7.3        1,312      3.4

BORROWINGS. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the Corporation that require short-term liquidity for their funds. In addition, the Corporation borrows Federal Funds periodically for liquidity purposes. Information relating to these borrowings is summarized as follows:

                                                       December 31,
                                                ---------------------------
                                                 2001       2000      1999
                                                -------   -------   -------
Securities Sold Under Repurchase Agreements:
        Average Balance                         $17,470   $20,797   $20,488
        Year-End Balance                         14,816    19,910    28,091
        Maximum Month-End Balance During Year    20,374    25,019    30,309
        Interest Rate:
            Average                                2.94%     5.19%     4.04%
            Year-End                               0.75      5.44      3.38

Federal Funds Purchased:
        Average Balance                         $   567   $    22   $   679
        Year-End Balance                          8,550       -0-       -0-
        Maximum Month-End Balance During Year     8,550       950     4,000
        Interest Rate:
            Average                                2.76%     5.96%     5.04%
            Year-End                               1.92       -0-       -0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows the borrowing on a collateralized basis at a fixed term. At December 31, 2001, the Corporation had $5.0 million of borrowings outstanding at a rate of 1.92% which were scheduled to mature in January 2002. For the year ended December 31, 2001 the Corporation had average borrowings of $452,000. At December 31, 2000, the Corporation had no such borrowings.

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

The following table, commonly referred to as a "static GAP report", indicates the interest rate-sensitivity position at December 31, 2001 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                                        Repriced
                                           Due in                                                       After 1
                                             30            Due in         Due in          Total         Year or
                                            Days           31-180        181 Days          Rate         Non-Rate
                                           Or Less          Days       to One Year      Sensitive      Sensitive         Total
                                        --------------  -------------  -------------   -------------  -------------   -------------
Interest Earning Assets:
    Loans                                   $ 263,841       $ 22,821       $ 16,936       $ 303,598      $ 127,156       $ 430,754
    Investment Securities                       9,753         22,347         31,423          63,523         96,613         160,136
    Federal Funds Sold & Due
            From Time                           2,284            -0-            -0-           2,284            -0-           2,284
                                        --------------  -------------  -------------   -------------  -------------   -------------

            Total Earning Assets              275,878         45,168         48,359         369,405        223,769         593,174

Interest-Bearing Liabilities:
    Interest-Bearing
        Transaction Accounts
            and Savings                       281,274            -0-            -0-         281,274            -0-         281,274
        Certificates of
            Deposits
            (less than) $100,000 & IRA's        5,033         30,090         22,012          57,135          7,245          64,380
        Certificates of
            Deposits (greater than)
                $100,000                        6,226         25,701         13,527          45,454          2,190          47,644
        Other Time Deposits                       150            150            166             466            -0-             466
        Short Term Borrowings                  28,366            -0-            -0-          28,366            -0-          28,366
                                        --------------  -------------  -------------   -------------  -------------   -------------

            Total Interest-
                  Bearing Liabilities         321,049         55,941         35,705         412,695          9,435         422,130
                                        --------------  -------------  -------------   -------------  -------------   -------------

Period Interest Sensitivity GAP             $ (45,171)      $(10,773)      $ 12,654        $(43,290)     $ 214,334       $ 171,044
                                        ==============  =============  =============   =============  =============   =============
Cumulative GAP                              $ (45,171)      $(55,944)      $(43,290)
                                        ==============  =============  =============
Period GAP to
        Total Assets                            (7.10)%        (1.69)%         1.99 %
Cumulative GAP To
        Total Assets                            (7.10)%        (8.79)%        (6.80)%

In the preceding table under the "After 1 Year" category, $88,102,000 in investment securities will reprice or mature within one to three years and another $4,081,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 1.9 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by the Corporation's management to the earning assets and interest-bearing liabilities in the static GAP report via a simulation model, the cumulative GAP to total assets ratio at one year of (6.80%) was reversed to a positive 17.64% "beta adjusted" GAP position. Management feels that the "beta adjusted" GAP risk technique more accurately reflects the Corporation's GAP position.

In addition to GAP analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the December 31, 2001 simulation analysis, it is estimated that a 200 basis point rise in rates over the next 12 month period would have an impact of approximately 5.2% on net interest income for the period, while a 200 basis point decline in rates over the same period would have an impact of approximately (15.3)% on net interest income for the period. The results are primarily from the behavior of demand, money market and savings deposits. The Corporation has found that, historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis. The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to be and does not provide a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects the spreads and margins for the past three (3) years:


                                      2001       2000         1999
                                    --------   --------     --------
Yield on Earning Assets (T/E)         7.57%      8.70%        8.06%
Cost of Funds                         3.67       4.76         3.86
Net Interest Spread (T/E)             3.90       3.94         4.20
Net Interest Margin (T/E)             4.93       5.25         5.31

CAPITAL RESOURCES. At December 31, 2001 shareholders' equity totaled $60.5 million, an increase of $5.0 million or 8.9% for the year. This increase reflects retained earnings, i.e., earnings net of dividends to shareholders, and the impact of the repurchase of shares of common stock of the Corporation. In 2001, $2.7 million of stock was repurchased.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and a portion of the allowance for loan losses, respectively. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50, and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 1999, 2000 and 2001 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8%, of which 4% must be Tier 1 capital.

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

The table below illustrates the Corporation's and its Subsidiary compliance with the regulatory guidelines as of December 31, 2001 (dollars in thousands):

                                             The
                                         Consolidated         Summit
                                          Corporation        Bank,N.A.
                                           --------          --------
Total Assets                               $635,956          $635,944
Risk Weighted Assets                        449,408           449,406

Equity Capital (Tier 1)                      58,842            57,218
Qualifying Allowance For
    Loan Losses                               5,622             5,622
                                           --------          --------

                  Total Capital            $ 64,464          $ 62,840
                                           ========          ========

Leverage Ratio                                 9.20%             8.95%
Risk Capital Ratio:
    Tier 1 Capital                            13.10%            12.73%
    Total Capital                             14.34             13.98

The Corporation had an unrealized gain on Available-for-Sale securities, net of deferred taxes, of $1,694,000 as of December 31, 2001. Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital.

As can be seen in the preceding table, the Corporation and its Subsidiary exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 2001.

Also, as of December 31, 2001, the Corporation and its Subsidiary met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

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

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. Federal funds sold and investment securities maturing within 30 days represented $9.8 million or 1.5% of total assets. Additionally, the Corporation's ability to sell loan participations and purchase federal funds serves as secondary sources of liquidity. The Subsidiary has approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 91.1% of total deposits at December 31, 2001, were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000. Also, the Corporation's loan to deposit ratio averaged a somewhat conservative 74.1% for the year.

The Parent Company's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, is derived from the investment in its subsidiary. See Note 16 - Dividends from the Subsidiary for limitations on dividends payable by the Subsidiary.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:                              PAGE
         ----------------------------------------------------                               ----
         Independent Auditor's Report                                                        31

         Management's Responsibility for Financial Reporting                                 32

         Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of
                  December 31, 2001 and 2000                                                 33

         Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries
                  for the Years Ended December 31, 2001, 2000 and 1999                       34

         Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and
                  Subsidiaries for the Years Ended December 31, 2001, 2000 and 1999
                  (Consolidated and Parent Company Only)                                     35

         Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries
                  for the Years Ended December 31, 2001, 2000 and 1999                       36

INDEPENDENT AUDITOR'S REPORT






To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Stovall, Grandey, & Whatley, L.L.P.

STOVALL, GRANDEY, & WHATLEY, L.L.P.


Fort Worth, Texas
January 18, 2002

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of the Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The consolidated financial statements have been prepared in accordance with general accepted accounting principles generally accepted in the United States of America and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

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

The Audit Committee of the Board of Directors of the Corporation and its Subsidiaries, which are composed entirely of directors independent of management, meet regularly with management, regulatory examiners, internal auditors, the loan review consultants and independent auditors to discuss financial reporting matters, internal controls, regulatory reports, internal auditing and the nature, scope and results of audit efforts. Internal audit and loan review personnel report directly to the Audit Committee. The banking regulators, internal auditors and independent auditors have direct access to the Audit Committee.

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

        /s/ Philip E. Norwood                            /s/ Bob G. Scott

          PHILIP E. NORWOOD                                BOB G. SCOTT
       CHAIRMAN OF THE BOARD,                        EXECUTIVE VICE PRESIDENT
PRESIDENT AND CHIEF EXECUTIVE OFFICER               AND CHIEF OPERATING OFFICER

PART I - FINANCIAL INFORMATION

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                       -----------------------------------------
                                                                                             2001                    2000
                                                                                       ------------------       ----------------
ASSETS                                                                                              (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                                                $ 29,178               $ 27,595
FEDERAL FUNDS SOLD & DUE FROM TIME                                                                 2,284                 46,461
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                                    160,136                127,626
 Securities Held-to-Maturity, at cost (fair value of $21,949,000                                     -0-                 22,021
    at December 31, 2000)
LOANS - NOTES 3 AND 11
  Loans, Net of Unearned Discount                                                                430,754                380,016
      Allowance for Loan Losses                                                                   (6,015)                (5,399)
                                                                                       ------------------       ----------------
                LOANS, NET                                                                       424,739                374,617

PREMISES AND EQUIPMENT - NOTE 4                                                                    8,131                  8,124
ACCRUED INCOME RECEIVABLE                                                                          4,411                  5,133
OTHER REAL ESTATE - NOTE 5                                                                           -0-                    286
OTHER ASSETS                                                                                       7,077                  7,258
                                                                                       ------------------       ----------------

TOTAL ASSETS                                                                                   $ 635,956              $ 619,121
                                                                                       ==================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                                   $ 150,040              $ 146,083
  Interest-Bearing                                                                               393,763                393,583
                                                                                       ------------------       ----------------

                TOTAL DEPOSITS                                                                   543,803                539,666

SHORT TERM BORROWINGS - NOTE 7                                                                    28,366                 19,910
ACCRUED INTEREST PAYABLE                                                                             605                  1,091
OTHER LIABILITIES                                                                                  2,646                  2,883
                                                                                       ------------------       ----------------

                TOTAL LIABILITIES                                                                575,420                563,550
                                                                                       ------------------       ----------------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13, 15 AND 17

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,262,961 and
     6,362,278 shares issued and outstanding at
     December 31, 2001 and 2000, respectively.                                                     7,829                  7,953
  Capital Surplus                                                                                  6,865                  6,678
  Retained Earnings                                                                               44,166                 40,655
  Accumulated Other Comprehensive Income - Unrealized Gain
    on Available-for-Sale Investment Securities, Net of Tax                                        1,694                    285
  Treasury Stock at Cost (1,000 shares at December 31, 2001)                                         (18)                   -0-
                                                                                       ------------------       ----------------

                TOTAL SHAREHOLDERS' EQUITY                                                        60,536                 55,571
                                                                                       ------------------       ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 635,956              $ 619,121
                                                                                       ==================       ================



The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            For the Years Ended December 31,

                                                                ----------------------------------------------------------
                                                                     2001                  2000                 1999
                                                                ---------------       ---------------      ---------------
                                                                          (In Thousands, Except Per Share Data)

INTEREST INCOME
  Interest and Fees on Loans                                          $ 34,548              $ 36,768             $ 30,620
  Interest and Dividends on Investment Securities:
    Taxable                                                              7,966                 9,253                8,495
    Exempt from Federal Income Taxes                                        11                    17                   35
  Interest on Federal Funds Sold and Due From Time                       1,972                 1,571                1,082
                                                                ---------------       ---------------      ---------------
               TOTAL INTEREST INCOME                                    44,497                47,609               40,232
                                                                ---------------       ---------------      ---------------

INTEREST EXPENSE
  Interest on Deposits                                                  14,967                17,470               12,837
  Interest on Short Term Borrowings                                        559                 1,400                  926
  Interest on Note Payable                                                   1                   -0-                    9
                                                                ---------------       ---------------      ---------------

               TOTAL INTEREST EXPENSE                                   15,527                18,870               13,772
                                                                ---------------       ---------------      ---------------

               NET INTEREST INCOME                                      28,970                28,739               26,460

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                 1,755                 2,606                1,001
                                                                ---------------       ---------------      ---------------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                27,215                26,133               25,459
                                                                ---------------       ---------------      ---------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                   2,400                 1,998                2,002
  Loss on Sale of Investment Securities                                    -0-                    (2)                  (3)
  Other Income                                                           2,116                 1,782                1,881
                                                                ---------------       ---------------      ---------------

               TOTAL NON-INTEREST INCOME                                 4,516                 3,778                3,880
                                                                ---------------       ---------------      ---------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 15                              10,564                 9,480                9,226
  Occupancy Expense - Net                                                1,294                   993                1,031
  Furniture and Equipment Expense                                        1,472                 1,391                1,202
  Other Real Estate Owned Expense - Net                                    224                   324                  107
  Merger Related Expense - NOTE 9                                          598                   -0-                  -0-
  Other Expense - NOTE 9                                                 4,113                 3,982                3,658
                                                                ---------------       ---------------      ---------------

               TOTAL NON-INTEREST EXPENSE                               18,265                16,170               15,224
                                                                ---------------       ---------------      ---------------

               INCOME BEFORE INCOME TAXES                               13,466                13,741               14,115

APPLICABLE INCOME TAXES - NOTE 10                                        4,664                 4,765                4,893
                                                                ---------------       ---------------      ---------------

               NET INCOME                                              $ 8,802               $ 8,976              $ 9,222
                                                                ===============       ===============      ===============

               NET INCOME PER SHARE - NOTE 14
                       Basic                                            $ 1.39                $ 1.41               $ 1.44
                       Diluted                                            1.36                  1.38                 1.39



The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                        Accumulated
                                                                                           Other
                                                                                        Comprehensive
                                                                                        Income - Net
                                                                                        Unrealized Gain                  Total
                                    Common Stock                                         (Loss) on                       Share-
                           ------------------------------- Capital       Retained       Investment       Treasury       Holder's
                              Shares         Amount        Surplus       Earnings       Securities        Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 1999                6,471,827       $ 8,090       $ 6,329       $ 31,271           $ 560          $ (15)       $ 46,235

Stock Options Exercised           63,320            79           140                                                           219
Purchases of Stock Held
  in Treasury                                                                                               (3,169)         (3,169)
Retirement of Stock Held
  in Treasury                   (173,900)         (217)                      (2,967)                         3,184             -0-
Cash Dividend
  $.32 Per Share                                                             (2,052)                                        (2,052)
Net Income for the
  Year Ended 1999                                                             9,222                                          9,222
Securities Available-
  for-Sale Adjustment                                                                        (1,746)                        (1,746)
                                                                                                                      -------------
Total Comprehensive
    Income - NOTE 23                                                                                                         7,476
                           --------------  ------------   -----------   ------------    ------------    -----------   -------------

BALANCE AT
December 31, 1999              6,361,247         7,952         6,469         35,474          (1,186)           -0-          48,709

Stock Options Exercised           81,238           101           209                                                           310
Purchases of Stock Held
  in Treasury                                                                                               (1,348)         (1,348)
Retirement of Stock Held
  in Treasury                    (80,207)         (100)                      (1,248)                         1,348             -0-
Cash Dividend -
  $.40 Per Share                                                             (2,547)                                        (2,547)
Net Income for the
  Year Ended 2000                                                             8,976                                          8,976
Securities Available-
  for-Sale Adjustment                                                                         1,471                          1,471
                                                                                                                      -------------
Total Comprehensive
  Income - NOTE 23                                                                                                          10,447
                           --------------  ------------   -----------   ------------    ------------    -----------   -------------

BALANCE AT
December 31, 2000              6,362,278         7,953         6,678         40,655             285            -0-          55,571

Stock Options Exercised           38,200            48           187                                                           235
Purchases of Stock Held
  in Treasury                                                                                               (2,699)         (2,699)
Retirement of Stock Held
  in Treasury                   (137,517)         (172)                      (2,509)                         2,681             -0-
Cash Dividend -
  $.44 Per Share                                                             (2,782)                                        (2,782)
Net Income for the
  Year Ended 2001                                                             8,802                                          8,802
Securities Available-
  for-Sale Adjustment                                                                         1,409                          1,409
                                                                                                                      -------------
Total Comprehensive
  Income - NOTE 23                                                                                                          10,211
                           --------------  ------------   -----------   ------------    ------------    -----------   -------------

BALANCE AT
December 31, 2001              6,262,961       $ 7,829       $ 6,865       $ 44,166         $ 1,694          $ (18)       $ 60,536
                           ==============  ============   ===========   ============    ============    ===========   =============

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For The Years Ended December 31,
                                                                          ---------------------------------
                                                                           2001         2000        1999
                                                                          -------      -------      -------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                              $ 8,802      $ 8,976      $ 9,222
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                           1,058        1,054        1,081
    Net Premium Amortization (Accretion) of Investment Securities             240         (142)         (39)
    Provision for Loan Losses                                               1,755        2,606        1,001
    Deferred Income Tax Benefit                                              (480)        (194)        (385)
    Net Loss  on Sale of Investment Securities                                -0-            2            3
    Writedown of Other Real Estate                                             11          426           -0-
    Writedown of Foreclosed Assets                                            300          -0-           -0-
    Net Gain From Sale of Other Real Estate                                  (308)        (151)         (36)
    Net (Gain) Loss From Sale of Premises and Equipment                         1          -0-         (105)
    Net Increase in Accrued Income and Other Assets                          (252)      (1,280)         (33)
    Net Increase (Decrease) in Accrued Expenses and Other Liabilities        (723)         232          250
                                                                          -------      -------      -------
      Total Adjustments                                                     1,602        2,553        1,737
                                                                          -------      -------      -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            10,404       11,529       10,959
                                                                          -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                            44,177      (28,449)      20,694
  Proceeds from Matured and Prepaid Investment Securities
   o  Held-to-Maturity                                                     15,000        1,285        4,280
   o  Available-for-Sale                                                   85,127       82,218       63,531
  Proceeds from Sales of Investment Securities                             60,139       59,922       71,214
  Purchase of Investment Securities
   o  Held-to-Maturity                                                        -0-          -0-       (6,037)
   o  Available-for-Sale                                                 (168,860)    (134,263)    (144,026)
  Loans Originated and Principal Repayments, Net                          (51,670)     (27,367)     (52,828)
  Recoveries of Loans Previously Charged-Off                                  268          224          171
  Proceeds from Sale of Premises and Equipment                                126           23          567
  Proceeds from Sale of Other Real Estate and Repossessed Assets              716          666          559
  Purchases of Premises and Equipment                                      (1,191)        (639)      (1,023)
                                                                          -------      -------      -------
      NET CASH USED BY INVESTING ACTIVITIES                               (16,168)     (46,380)     (42,898)
                                                                          -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
    Accounts and Interest-Bearing Transaction Accounts                     34,868       14,728        7,488
  Net Increase (Decrease) in Certificates of Deposit                      (30,731)      44,392        7,558
  Net Increase (Decrease) in Repurchase Agreements                          8,456      (12,181)      14,252
  Payments of Cash Dividends                                               (2,782)      (2,547)      (2,052)
  Proceeds from Stock Options Exercised                                       235          310          219
  Purchase of Treasury Stock                                               (2,699)      (1,348)      (3,169)
                                                                          -------      -------      -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,347       43,354       24,296
                                                                          -------      -------      -------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          1,583        8,503       (7,643)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                               27,595       19,092       26,735
                                                                          -------      -------      -------
CASH AND DUE FROM BANKS AT END OF YEAR                                  $  29,178    $  27,595    $   9,092
                                                                        =========    =========    =========

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                         $  16,013    $  18,355    $  14,232
  Income Taxes Paid                                                         5,555        5,097        5,198
  Other Real Estate Acquired and Other Assets Acquired
    in Settlement of Loans                                                    -0-        1,538        2,188
  Bank Financed Sales of Other Real Estate                                    440        1,250          180


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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Corporation"), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation and Summit Bank, National Association (the "Bank"). Effective May 14, 2001, Summit Community Bank, N.A. merged with and into Summit National Bank and Summit National Bank changed its name to Summit Bank, National Association. Also Summit Bancservices, Inc. was liquidated effective May 14, 2001 and its assets were contributed by the Corporation to Summit Bank, N.A. All operations of Summit Bancservices will be continued in the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND DUE FROM BANKS

The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on their levels of deposits. During 2001 the average cash balance maintained at the Federal Reserve Bank was approximately $966,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $19,598,000 during the same period.

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

The allowance for loan losses is comprised of amounts charged against income in the form of a provision for loan losses as determined by management. Management's evaluation is based on a number of factors, including the Subsidiary's loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management's continuing review of the discounted cash flow values of impaired loans and its evaluation of the quality of the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

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

RECLASSIFICATION

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

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

NOTE 2 - INVESTMENT SECURITIES

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                 December 31, 2001
                                                     ------------------------------------------------
                                                                    Gross       Gross
                                                    Amortized     Unrealized  Unrealized       Fair
                                                       Cost         Gains       Losses         Value
                                                     --------     --------     --------      --------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                          $  6,028     $    179        $ -0-      $  6,207
  U.S. Government Agencies
    and Corporations                                  129,027        2,258         (136)      131,149
  U.S. Government Agency Mortgage
    Backed Securities                                  19,540          282          -0-        19,822
  Obligations of States and Political Subdivisions      1,631            2          (17)        1,616
  Federal Reserve Bank and Federal Home
      Loan Bank Stock                                   1,342          -0-          -0-         1,342
                                                     --------     --------     --------      --------

     Total Available-for-Sale Securities              157,568        2,721         (153)      160,136
                                                     --------     --------     --------      --------

        Total Investment Securities                  $157,568     $  2,721     $   (153)     $160,136
                                                     ========     ========     ========      ========

During the second quarter of 2001, $7 million of securities previously classified as Held-to-Maturity securities were reclassified to Available-for-Sale securities related to the merger of the two bank subsidiaries. The unrealized gain on the reclassified securities of $52,000 was added to the Available-for-Sale Investment Securities balance. All Investment Securities are now carried on the consolidated balance sheet as of December 31, 2001 at fair value. The unrealized gain of $2,568,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - INVESTMENT SECURITIES (CON'T)

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                 December 31, 2000
                                                     ------------------------------------------------
                                                                   Gross        Gross
                                                    Amortized    Unrealized   Unrealized       Fair
                                                       Cost        Gains        Losses         Value
                                                     --------     --------     --------      --------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                           $  4,001     $      8        $ -0-      $  4,009
  U.S. Government Agencies
    and Corporations                                   18,020            7          (87)       17,940
                                                     --------     --------     --------      --------

    Total Held-to-Maturity Securities                  22,021           15          (87)       21,949
                                                     --------     --------     --------      --------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                            13,075           92           (6)       13,161
  U.S. Government Agencies
    and Corporations                                  102,164          603         (228)      102,539
  U.S. Government Agency Mortgage
    Backed Securities                                  10,438           41          (70)       10,409
  Obligations of States and Political Subdivisions        240          -0-          -0-           240
  Federal Reserve Bank and Federal Home
      Loan Bank Stock                                   1,277          -0-          -0-         1,277
                                                     --------     --------     --------      --------

     Total Available-for-Sale Securities              127,194          736         (304)      127,626
                                                     --------     --------     --------      --------

        Total Investment Securities                  $149,215     $    751     $   (391)     $149,575
                                                     ========     ========     ========      ========

In the previous schedule the amortized cost of Total Held-to-Maturity Securities of $22,021,000 and the estimated fair value of Total Available-for-Sale Securities of $127,626,000 are reflected in Investment Securities on the consolidated balance sheet as of December 31, 2000 for a total of $149,647,000. A net unrealized gain of $432,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax benefit, is included in Shareholders' Equity.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2001, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                     December 31, 2001
                                              ---------------------------------
                                                Amortized            Fair
                                                     Cost             Value
                                              --------------     --------------
Available-for-Sale:
Due in One Year or Less                            $ 23,208           $ 23,468
Due after One Year through Five Years               113,687            115,758
Due after Five Years through Ten Years                2,528              2,525
Due after Ten Years                                  18,145             18,385
                                              --------------     --------------

Total                                             $ 157,568          $ 160,136
                                              ==============     ==============


Included in the investment securities is $17,042,000 and $8,323,000 at December 31, 2001 and December 31, 2000, respectively, of mortgage-backed securities having stated maturities after five years. The estimated maturities on these securities are between two and seven years as of December 31, 2001, based on estimated prepayments of the underlying mortgages. Eighty-six percent of these securities have rates that will reset within one year and annually thereafter.

Investment securities with amortized cost of $46,043,000 and $46,866,000 at December 31, 2001 and 2000, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair values of those pledged securities totaled $47,241,000 and $46,804,000 at December 31,2001 and 2000, respectively.

Proceeds from sales of investment securities were $60,139,000 during 2001, $59,922,000 during 2000 and $71,214,000 during 1999. The 2001 sales were made at book value resulting in no gain or loss. Net losses from the sale of securities of $2,000 and $3,000 were realized in 2000 and 1999, respectively. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation does not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2001 and 2000, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                                    December 31,
                                           ----------------------------
                                              2001               2000
                                           ---------          ---------
Commercial                                 $ 184,716          $ 167,818
Real Estate Mortgage - Commercial            107,600             94,066
Real Estate Mortgage - Residential            44,522             37,996
Real Estate Construction                      60,548             47,183
Loans to Individuals                          33,376             32,996
Less:  Unearned Discount                          (8)               (43)
                                           ---------          ---------
                                             430,754            380,016
Allowance for Loan Losses                     (6,015)            (5,399)
                                           ---------          ---------

     Loans - Net                           $ 424,739          $ 374,617
                                           =========          =========

At December 31, 2001 and 2000 the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $3,777,000 and $2,122,000, respectively. These loans were on non-accrual status. The related allowance for loan losses for these loans was $853,000 and $497,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 2001 was approximately $3,072,000. For 2001 the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $4,115,000, $2,182,000, and $2,453,000 at December 31, 2001, 2000
and 1999 respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $340,000 for 2001, $600,000 for 2000 and $427,000 for 1999. Interest income on those loans included in net income was $195,000 for 2001, $206,000 for 2000 and $68,000 for 1999.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                              Year Ended December 31,
                                        -----------------------------------
                                          2001          2000          1999
                                        -------       -------       -------
Balance, Beginning of Year              $ 5,399       $ 5,169       $ 4,724
Provisions, Charged to Income             1,755         2,606         1,001

Loans Charged-Off                        (1,407)       (2,600)         (727)
Recoveries of Loans Previously
 Charged-Off                                268           224           171
                                        -------       -------       -------

          Net Loans Charged-Off          (1,139)       (2,376)         (556)
                                        -------       -------       -------

Balance, End of Year                    $ 6,015       $ 5,399       $ 5,169
                                        =======       =======       =======

NOTE 4 - PREMISES AND EQUIPMENT

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                         Year Ended December 31,
                                                              ----------------------------------------------
                                                                 2001            2000              1999
                                                              -----------     ------------      ------------
Land                                                             $ 2,317          $ 2,320           $ 2,320
Buildings and Improvements                                         8,247            7,845             7,715
Furniture & Equipment                                              7,540            8,134             8,003
                                                              -----------     ------------      ------------
            Total Cost                                            18,104           18,299            18,038

Less:  Accumulated  Depreciation and Amortization                  9,973           10,175             9,476
                                                              -----------     ------------      ------------

            Net Book Value                                       $ 8,131          $ 8,124           $ 8,562
                                                              ===========     ============      ============


Depreciation and amortization charged to expense amounted to $1,058,000, $1,054,000 and $1,081,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Corporation has invested in a joint venture with a third party to own one of the Corporation's bank facilities. The investment in the joint venture is accounted for on the equity basis and had a book value of $1,390,000 at December 31, 2001.

At December 31, 2001, the Corporation and subsidiaries had certain noncancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

                   2002                    $ 540
                   2003                      550
                   2004                      560
                   2005                      476
                   2006                      476
                   Thereafter              2,656



It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands)

                                            Year Ended December 31,
                                   --------------------------------------------
                                      2001            2000            1999
                                   -----------     ------------    ------------

Total Rental Income                     $ 383            $ 475           $ 390
Less:  Rental Expense                     591              511             413
                                   -----------     ------------    ------------
            Net Rental Expense         $ (208)           $ (36)          $ (23)
                                   ===========     ============    ============

NOTE 5 - OTHER REAL ESTATE

The carrying value of other real estate is as follows (in thousands):

                                               December 31,
                                --------------------------------------------
                                   2001             2000            1999
                                -----------     ------------    ------------
Other Real Estate                    $ -0-            $ 286         $ 1,947
Valuation Reserve                      -0-              -0-             -0-
                                -----------     ------------    ------------

Net Other Real Estate                $ -0-            $ 286         $ 1,947
                                ===========     ============    ============

Direct write-downs of other real estate charged to income amounted to $11,000 and $426,000 for the years ended December 31, 2001 and 2000, respectively. There were no direct write-downs of other real estate for the year ended December 31, 1999.

NOTE 6 - DEPOSITS AND RELATED EXPENSE

At December 31, 2001, 2000 and 1999, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                                   Deposits                                      Interest Expense
                                 ---------------------------------------------     ----------------------------------------------
                                     2001            2000            1999              2001            2000             1999
                                 -------------   -------------   -------------     -------------   -------------    -------------
Noninterest-Bearing                  $150,040        $146,083        $128,685
                                 -------------   -------------   -------------
  Demand Deposits
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money
     Market Funds                     175,965         156,348         154,304           $ 4,298         $ 6,168          $ 5,043
  Savings                             105,308          94,014          98,728             3,367           4,472            3,440
  Certificates of Deposits
    under $100,000 & IRA's             64,380          82,248          58,973             4,198           3,808            2,543
  Certificates of Deposits
    $100,000 or more                   47,644          60,195          39,078             3,061           2,978            1,772
  Other                                   466             778             778                43              44               39
                                 -------------   -------------   -------------     -------------   -------------    -------------
   Total                              393,763         393,583         351,861          $ 14,967        $ 17,470         $ 12,837
                                 -------------   -------------   -------------     =============   =============    =============
       Total Deposits                $543,803        $539,666        $480,546
                                 =============   =============   =============

The Corporation has no brokered deposits and there are no major concentrations of deposits.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2001, 2000 and 1999 is presented below (in thousands):



                               % of                  % of                  % of
Maturity            2001       Total       2000      Total      1999       Total
--------           -------     ----      -------     ----      -------     ----
3 months or less   $19,522     41.0%     $16,267     27.0%     $18,144     46.4%
3 to 6 months       12,405     26.0       15,334     25.5        7,846     20.1
6 to 12 months      13,527     28.4       24,191     40.2       11,776     30.1
Over 12 months       2,190      4.6        4,403      7.3        1,312      3.4

NOTE 7 - SHORT TERM BORROWINGS

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings and to Federal Funds Purchased is summarized as follows (in thousands):

                                                        December 31,
                                               -----------------------------
                                                 2001       2000       1999
                                               -------    -------    -------
Securities Sold Under Repurchase Agreements:
    Average Balance                            $17,470    $20,797    $20,488
    Year-End Balance                            14,816     19,910     28,091
    Maximum Month-End Balance During Year       20,374     25,019     30,309
    Interest Rate:
        Average                                   2.94%      5.19%      4.04%
        Year-End                                  0.75       5.44       3.38

Federal Funds Purchased:
    Average Balance                            $   567    $    22    $   679
    Year-End Balance                             8,550        -0-        -0-
    Maximum Month-End Balance During Year        8,550        950      4,000
    Interest Rate:
        Average                                   2.76%      5.96%      5.04%
        Year-End                                  1.92        -0-        -0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term. At December 31, 2001, $5.0 million of borrowings were outstanding at a rate of 1.92% which will mature in January 2002. For the year ended December 31, 2001, the Corporation had average borrowings of $452,000. At December 31, 2000, there were no borrowings outstanding.

NOTE 8 - NOTES PAYABLE

The note payable at the Parent Company in 2000 was an intercompany note and, therefore, is reflected in the Parent Company financial statements but is eliminated in the consolidated financial statements.

On September 15, 2001, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and matures on September 15, 2002, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There were no borrowings outstanding on these lines of credit at December 31, 2001.

NOTE 9 - OTHER NON-INTEREST EXPENSE

The significant components of other non-interest expense are as follows (in thousands):

                                               Year Ended December 31,
                                        ------------------------------------
                                         2001           2000           1999
                                        ------         ------         ------
Business Development                    $  734         $  601         $  602
Legal and Professional Fees                634            866            619
Printing and Supplies                      362            369            379
Regulatory Fees and Assessments            244            237            183
Other                                    2,139          1,909          1,875
                                        ------         ------         ------

       Total                            $4,113         $3,982         $3,658
                                        ======         ======         ======

The Merger Related Expenses reported in the first quarter of 2001 include expenses, accrued and incurred, related to the merger of the Corporation's subsidiaries as reported in Note 1 Basis of Presentation and Principles of Consolidation. The expenses include the cost of severance payments to a former chief executive officer of one of the units and legal and professional fees and other expenses related to the merger and to the name change to Summit Bank, N.A.

NOTE 10 - INCOME TAXES

The consolidated provisions for income taxes consist of the following (in thousands):

                                                Year Ended December 31,
                                           -------------------------------
                                             2001        2000        1999
                                           -------     -------     -------
Federal Income Tax Expense
        Current                            $ 5,144     $ 4,959     $ 5,278
        Deferred (benefit)                    (480)       (194)       (385)
                                           -------     -------     -------

       Total Federal Income Tax Expense    $ 4,664     $ 4,765     $ 4,893
                                           =======     =======     =======

                     Effective Tax Rates      34.6%       34.7%       34.7%


The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2001       2000       1999
                                                  -------    -------    -------
Federal Income Taxes at Statutory Rate of 34.0%   $ 4,621    $ 4,716    $ 4,847
Effect of Tax Exempt Interest Income                   (3)        (6)       (12)
Non-deductible Expenses                                65         66         64
Other                                                 (19)       (11)        (6)
                                                  -------    -------    -------

     Income Taxes Per Income Statement            $ 4,664    $ 4,765    $ 4,893
                                                  =======    =======    =======

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                               December 31,
                                        ---------------------------
                                          2001      2000      1999
                                        -------   -------   -------
Current Tax Asset (Liability)           $   493   $    68   $   (70)
Deferred Tax Asset                        1,432     1,693     2,257
                                        -------   -------   -------
       Total Included in Other Assets   $ 1,925   $ 1,761   $ 2,187
                                        =======   =======   =======

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       ------   ------   ------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                            $1,859   $1,494   $1,357
  Valuation Reserves - Other Real Estate                  104        5      -0-
  Interest on Non-accrual Loans                           237      238      189
  Deferred Compensation                                   555      505      458
  Unrealized Losses on Available-for-Sale Securities      -0-      -0-      611
  Other                                                     9       20       19
                                                       ------   ------   ------


  Gross Federal Deferred Tax Assets                     2,764    2,262    2,634
                                                       ------   ------   ------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                           286      318      321
  Accretion                                               150      104       56
  Unrealized Gains on Available-for-Sale Securities       873      147      -0-
  Other                                                    23      -0-      -0-
                                                       ------   ------   ------

  Gross Federal Deferred Tax Liabilities                1,332      569      377
                                                       ------   ------   ------

           Net Deferred Tax Asset                      $1,432   $1,693   $2,257
                                                       ======   ======   ======

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2001 and 2000 the Bank had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. A summary of these transactions follows (in thousands):

                                                 Balance at                            Net
                                                  Beginning           Net            Amounts        Balance at
                                                    of Year        Additions        Collected      End of Year
                                                 ---------------------------------------------------------------
For the Year ended December 31, 2001:
23 Directors and Officers                            $ 3,241          $ 4,321         $ (1,247)         $ 6,315

For the Year ended December 31, 2000:
25 Directors and Officers                            $ 3,488            $ 987         $ (1,234)         $ 3,241

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

The following is a summary of transactions during the periods presented:

                                                                          Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                                2001                              2000                            1999
                                     ----------------------------    ----------------------------     -----------------------------
                                                      Weighted                        Weighted                          Weighted
                                                       Average                         Average                           Average
                                                      Exercise                        Exercise                          Exercise
                                        Shares          Price           Shares          Price           Shares            Price
                                     -------------   ------------    -------------   ------------     ------------     ------------
Outstanding, Beginning of Year             359,559   $       9.96          445,497   $       8.95          461,717     $       7.24
Granted                                    124,600          18.55           15,000          16.77           49,500            17.97
Exercised                                  (38,200)          6.16          (81,238)          3.71          (63,320)            3.47
Canceled                                       -0-            -0-          (19,700)         17.47           (2,400)           12.00
                                     -------------   ------------    -------------   ------------     ------------     ------------
Outstanding, End of Year                   445,959   $      12.69          359,559   $       9.96          445,497     $       8.95
                                     =============   ============    =============   ============     ============     ============

Exercisable at End of Year                 320,679   $      10.47          302,327   $       8.74          348,635     $       7.13

Weighted Average Fair Value of
  Options Granted During the Year                    $       4.70                    $       5.34                      $       5.69

The options outstanding at December 31, 2001, have exercise prices between $3.00 and $20.10 with a weighted average exercise price of $12.69 and a weighted average remaining contractual life of 7.28 years. At December 31, 2001, there remained 362,700 shares reserved for future grants of options under the 1997 Plan. Stock options have been adjusted retroactively for the effects of stock splits.

The Corporation accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a pro forma basis for the years ended December 31, 2001 and 2000. The fair value of the options granted in 2001 and 2000 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.26% and 6.11% respectively; expected dividend yield of 3.55% and 3.14%, respectively; expected volatility of 27.34% and 27.39%, respectively; and expected life of 7.28 years.

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

The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                 December 31,
                                                                           ----------------------
                                                                              2001          2000
                                                                            Contract      Contract
                                                                             Amount        Amount
                                                                            --------      --------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded Lines of Credit             $131,337      $120,209
            Standby Letters of Credit                                          6,294         2,536

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

                                                 Year Ended December 31,
                                        ------------------------------------
                                           2001         2000        1999
                                        ----------   ----------   ----------
Net income                              $    8,802   $    8,976   $    9,222
                                        ==========   ==========   ==========
Weighted average number of common
        shares used in Basic EPS         6,317,991    6,364,492    6,410,762
Effect of dilutive stock options           153,032      159,467      244,787
                                        ----------   ----------   ----------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS        6,471,023    6,523,959    6,655,549
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

401(K) PLAN

The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999. In 2001 and 2000, the Corporation made matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation.

For the years ending December 31, 2001 and 2000, the Corporation expensed $353,000 and $334,000, respectively, in support of the plan.

MANAGEMENT SECURITY PLAN

In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits. The expense charged to operations for such future obligations was $256,000, $203,000 and $223,000 during 2001, 2000, and 1999, respectively.

EMPLOYMENT CONTRACTS

The Chief Executive Officer of the Corporation has entered into a severance agreement providing for salary and fringe benefits in the event of termination for other than cause and under certain changes in control.

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

NOTE 16 - DIVIDENDS FROM SUBSIDIARIES

The primary source of funds for the Parent Company is cash dividends received from the Bank. The amount of dividends that the Bank may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 2002 the Bank can legally initiate dividend payments of $12,449,000 plus an additional amount equal to its net profits, as defined, for 2002 to the date of any such dividend payment. The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

Internal dividend policies limit dividends paid by the Bank if its equity capital levels fall below certain minimums determined by the Bank's Boards of Directors.

NOTE 17- LITIGATION

The Corporation is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 18 - STOCK REPURCHASE PLAN

On April 18, 2000, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 322,232 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. In 2001 and 2000, 138,517 and 80,207 shares, respectively, were purchased by the Corporation through the open market.

Under similar programs approved by the Board in the years 1994 through 1999, 464,280 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995 and 1997.

NOTE 19 - REGULATORY CAPITAL COMPLIANCE

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statement. Capital is separated into two categories, Tier 1 and Tier 2, which combine for Total Capital. At December 2001 and 2000, the Corporation's and the Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require Total Capital of 8% of risk-weighted assets, of which 4% must be Tier I capital.

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

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as "well capitalized." A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and the Bank currently exceed all minimum capital requirements and are considered to be "well capitalized", the highest rating, by the regulatory authorities. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 2001.

The Corporation and the Banks' (and its predecessor for 2000) regulatory capital positions as of December 31, 2001, and 2000 were as follows (dollars in thousands):


                                                                                                               To Be Well
                                                                                                           Capitalized Under
                                                                                    For Capital            Prompt Corrective
                                                      Actual                  Adequacy Purposes            Action Provisions
                                             -------------------------    --------------------------   --------------------------
                                                Amount        Ratio                 Amount  Ratio        Amount          Ratio
                                             -----------    ----------    ------------   -----------   ------------    ----------
CONSOLIDATED:
As of December 31, 2001
Total Capital (to Risk Weighted Assets)        $ 64,464        14.34%      $     35,953       8.00%
Tier I Capital (to Risk Weighted Assets)         58,842        13.10%            17,976       4.00%
Tier I Capital (to Average Assets)               58,842         9.41%            18,762       3.00%

As of December 31, 2000
Total Capital (to Risk Weighted Assets)        $ 60,329        14.97%      $     32,244       8.00%
Tier I Capital (to Risk Weighted Assets)         55,286        13.72%            16,122       4.00%
Tier I Capital (to Average Assets)               55,286         9.04%            18,339       3.00%

SUMMIT BANK, N.A.:
As of December 31, 2001
Total Capital (to Risk Weighted Assets)        $ 62,840        13.98%      $     35,952       8.00%     $     44,941      10.00%
Tier I Capital (to Risk Weighted Assets)         57,218        12.73%            17,976       4.00%           26,964       6.00%
Tier I Capital (to Average Assets)               57,218         9.15%            18,767       3.00%           31,278       5.00%

SUMMIT BANK, N.A.: *
As of December 31, 2000
Total Capital (to Risk Weighted Assets)        $ 56,181        14.12%      $     31,884       8.00%     $     39,856      10.00%
Tier I Capital (to Risk Weighted Assets)         51,561        12.96%            15,943       4.00%           23,913       6.00%
Tier I Capital (to Average Assets)               51,561         8.51%            18,221       3.00%           30,367       5.00%

* The capital position for Summit Bank, N. A. at December 31, 2000 represents the combined capital position of its predecessors Summit National Bank and Summit Community Bank, N.A., at December 31, 2000.


NOTE 20- SUBSEQUENT EVENT

On January 15, 2002, the Board of Directors of the Corporation approved a quarterly dividend of $.12 per share to be paid on February 15, 2002 to shareholders of record on February 1, 2002.

NOTE 21 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                       Year Ended December 31,
                                           ------------------------------------------------
                                                    2001                    2000
                                           ----------------------    ----------------------
                                            Carrying      Fair        Carrying      Fair
                                             Amount       Value        Amount       Value
                                           ---------    ---------    ---------    ---------
Financial Assets
    Cash and due from banks                $  29,178    $  29,178    $  27,595    $  27,595
    Federal funds sold and due from time       2,284        2,284       46,461       46,461
    Securities                               160,136      160,136      149,647      149,575
    Loans                                    430,754      439,537      380,016      377,276
    Reserve for loan losses                   (6,015)      (6,015)      (5,399)      (5,399)

Financial Liabilities
    Deposits                                 543,803      545,136      539,666      539,834
    Short term borrowings                     28,366       28,357       19,910       19,908

Off-balance Sheet Financial Instruments
    Loan commitments                                      131,337                   120,209
    Letters of credit                                       6,294                     2,536

NOTE 22 - COMPREHENSIVE INCOME

The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This new standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                            Year Ended December 31,
                                         ---------------------------
                                           2001      2000     1999
                                         -------   -------   -------
Net Income                               $ 8,802   $ 8,976   $ 9,222
Other Comprehensive Income:
  Unrealized gain (loss) on securities
     Available-for-Sale, net of tax        1,409     1,471    (1,746)
                                         -------   -------   -------

    Comprehensive Income                 $10,211   $10,447   $ 7,476
                                         =======   =======   =======

NOTE 23- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS




BALANCE SHEETS                                                               December 31,
                                                                     -----------------------------
                                                                        2001             2000
                                                                     ------------     ------------
ASSETS                                                                      (In Thousands)
CASH IN SUBSIDIARY BANKS
  Demand                                                                 $ 1,621             $ 25
  Time                                                                       -0-              977
INVESTMENTS IN SUBSIDIARIES
  Bank Subsidiaries                                                       58,922           51,846
  Non-Bank Subsidiary                                                        -0-              268
NOTE RECEIVABLE FROM SUBSIDIARY                                              -0-              703
PREMISES AND EQUIPMENT - NET                                                 -0-            1,471
OTHER ASSETS                                                                   3            2,512
                                                                     ------------     ------------

               TOTAL ASSETS                                              $60,546          $57,802
                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Note Payable to Subsidiary                                               $ -0-            $ 533
  Other Liabilities                                                           10            1,698

SHAREHOLDERS' EQUITY                                                      60,536           55,571
                                                                     ------------     ------------
               TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY               $60,546          $57,802
                                                                     ============     ============


STATEMENTS OF INCOME
                                                                                           For the Years Ended December 31,
                                                                                     ---------------------------------------------
                                                                                        2001             2000            1999
                                                                                     ------------     -----------     ------------
                                                                                                    (In Thousands)
INCOME
  Dividends from Subsidiaries                                                            $ 6,090         $ 5,125          $ 5,000
  Interest                                                                                    29              90               52
  Other Income                                                                                70             219              206
                                                                                     ------------     -----------     ------------

               TOTAL INCOME                                                                6,189           5,434            5,258
                                                                                     ------------     -----------     ------------

EXPENSES
  Interest                                                                                    19              52               64
  Salaries and Employee Benefits                                                             -0-             736              760
  Occupancy and Furniture - Net                                                              -0-             (91)             (18)
  Other Expense                                                                              209             416              277
                                                                                     ------------     -----------     ------------

               TOTAL EXPENSE                                                                 228           1,113            1,083
                                                                                     ------------     -----------     ------------

               INCOME BEFORE INCOME TAX BENEFIT AND
               EQUITY IN UNDISTRIBUTED EARNINGS
               OF SUBSIDIARIES                                                             5,961           4,321            4,175

INCOME TAX BENEFIT                                                                            44             286              275
                                                                                     ------------     -----------     ------------

               INCOME BEFORE EQUITY IN UNDISTRIBUTED
               EARNINGS OF SUBSIDIARIES                                                    6,005           4,607            4,450

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                                           2,797           4,369            4,772
                                                                                     ------------     -----------     ------------

               NET INCOME                                                                $ 8,802         $ 8,976          $ 9,222
                                                                                     ============     ===========     ============


STATEMENTS  OF CASH FLOWS
                                                                                           For the Years Ended December 31,
                                                                                     ---------------------------------------------
                                                                                        2001             2000            1999
                                                                                     ------------     -----------     ------------
                                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                             $ 8,802         $ 8,976          $ 9,222
  Adjustments to Reconcile Net Income to Net Cash Provided
      by Operating Activities:
               Depreciation and Amortization                                                 -0-             120              132
               Deferred Federal Income Taxes (Benefit)                                       -0-             (18)             (11)
               Undistributed Earnings of Subsidiaries                                     (2,797)         (4,369)          (4,772)
               Net Decrease (Increase) in Other  Assets                                    1,377            (449)             (21)
               Net Increase (Decrease) in Other Liabilities                               (1,687)            245              108
                                                                                     ------------     -----------     ------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                                   5,695           4,505            4,658

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment on Advance (Net Funding) to Subsidary                                              703            (116)             (92)
  Purchases of Premises and Equipment                                                        -0-             (65)              (5)
                                                                                     ------------     -----------     ------------

               NET CASH USED BY INVESTING ACTIVITIES                                         703            (181)             (97)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal Payments on Notes Payable                                                       (533)           (117)            (112)
  Payments of Cash Dividends                                                              (2,782)         (2,547)          (2,052)
  Receipts from Stock Options Exercised                                                      235             310              219
  Purchase of Treasury Stock                                                              (2,699)         (1,348)          (3,169)
                                                                                     ------------     -----------     ------------

               NET CASH USED BY FINANCING ACTIVITIES                                      (5,779)         (3,702)          (5,114)
                                                                                     ------------     -----------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         619             622             (553)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                              1,002             380              933
                                                                                     ------------     -----------     ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                  $ 1,621         $ 1,002            $ 380
                                                                                     ============     ===========     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 7of the Corporation's Proxy Statement dated March 13, 2002, relating to the 2002 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 13 through 14 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on page 11 of Part I of this report is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 15 through 22 of the Corporation's Proxy Statement dated, March 13, 2002 relating to the 2002 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 13 through 14 of the Corporation's Proxy Statement dated March 13, 2002, relating to the 2002 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 13 through 14 of the Corporation's Proxy Statement dated March 13, 2002, relating to the 2002 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 25 of the Corporation's Proxy Statement dated March 13, 2002, relating to the 2002 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)   FINANCIAL STATEMENTS.  The following financial statements are included in Part II, Item 8:

           Independent Auditor's Report

           Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000

           Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2001, 2000 and 1999

           Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2001, 2000 and 1999 (Consolidated and Parent Company Only)

           Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2001, 2000 and 1999

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

                  10(m) Second Amendment dated July 15, 1997 to Loan Agreement dated July 12, 1995, between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

                  10(n) Second Lease Amendment and Extension Agreement to the Lease Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

                  10(o) Agreement of Limited Partnership of IDI Summit, Ltd. dated November 6, 1997, between Summit Community Bank, N.A. and Innovative Developers, Inc. (incorporated herein by reference to Exhibit 10(o) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

                  10(p) Lease Agreement dated November 6, 1997 between Summit Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord (incorporated herein by reference to Exhibit 10(p) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1997).*

                  10(q) Second Amendment dated July 8, 1998 to Lease Agreeement dated February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998).*

                  10(r) Third Amendment dated July 15, 1998 to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1998).*

                  10(s) Third Amendment dated October 22, 1999 to Lease Agreeement dated February 13, 1992 by and between EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).*

                  10(t) Fourth Amendment dated July 15, 1999, to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).*

                  10(u) Fifth Amendment dated July 15, 2000, to Loan Agreement dated July 12, 1995, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(u) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000).*

                  10(v) Severance Agreement between the Corporation and Philip E. Norwood, dated as of October 24, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation Annual Report on Form 10K for the year ended December 31, 2000).*

                  10(w) Severance Agreement between the Corporation and Jeffrey M. Harp, dated as of October 24, 2000 (incorporated herein by reference to Exhibit 10(w) to the Corporation Annual Report on Form 10K for the year ended December 31, 2000).*

                  10(x) Loan Agreement dated September 15, 2001, between the Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for three months ended September 30, 2001).*

                  21       Subsidiaries of the Corporation.

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

                                                   SUMMIT BANCSHARES, INC.

DATE: March 22, 2002                           By: /s/ Philip E. Norwood
                                                   -----------------------
                                                   Philip E. Norwood, Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 22rd day of March, 2002.

                  SIGNATURE                                                     TITLE

 /s/ Philip E. Norwood                                        Chairman, President, CEO and Director
--------------------------------------------                  (Principal Executive Officer)
Philip E. Norwood


/s/ Bob G. Scott                                              Chief Operating Officer, Executive Vice President,
--------------------------------------------                  Secretary and Treasurer (principal financial officer
Bob G. Scott                                                  and principal accounting officer)


/s/ D. Jerrell Farr                                           Director
--------------------------------------------
D. Jerrell Farr


/s/ Elliott S. Garsek                                         Director
--------------------------------------------
Elliott S. Garsek


/s/ Ronald J. Goldman                                         Director
--------------------------------------------
Ronald J. Goldman


/s/ F.S. Gunn                                                 Director
--------------------------------------------
F.S. Gunn


/s/ Robert L. Herchert                                        Director
--------------------------------------------
Robert L. Herchert


/s/ Jay J. Lesok                                              Director
--------------------------------------------
Jay J. Lesok


/s/ William W. Meadows                                        Director
--------------------------------------------
William W. Meadows


/s/ James L. Murray                                           Director
--------------------------------------------
James L. Murray


/s/ Byron B. Searcy                                           Director
--------------------------------------------
Byron B. Searcy


/s/ Roderick D. Stepp                                         Director
--------------------------------------------
Roderick D. Stepp

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


                  10(t)    Fourth Amendment dated July 15, 1999, to Loan
                           Agreement dated July 12, 1995, between the
                           Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 1999).*

                  10(u)    Sixth Amendment dated September 15, 2001 to Loan
                           Agreement dated July 12, 1995, between Corporation and the Frost National Bank

                  10(v)    Formation of Summit Delaware Financial Corporation

                  10(w)    Fifth Amendment dated September 15, 2001, to Loan
                           Agreement dated July 12, 1995, between the
                           Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report or Form 10-K for the year ended December 31, 2001).*

                  21       Subsidiaries of the Corporation.

                  23 Consent of Stovall, Grandey & Whatley, independent certified public accountants.