Form 10-Q
period 2002-03-31
SUMMIT BANCSHARES INC /TX/
filed 2002-05-02
CIK 745344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition period from              to            .
                                         -----------     ----------


                         Commission File Number 0-11986


                             SUMMIT BANCSHARES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


         Texas                                      75-1694807
    ----------------                       -----------------------------
 (State of Incorporation)               (I.R.S. Employer  Identification No.)


                   1300 Summit Avenue, Fort Worth, Texas 76102
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (817) 336-6817
                         ------------------------------
              (Registrant's telephone number, including area code)


                                    No Change
                         ------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                   ---
         The number of shares of common stock, $1.25 par value, outstanding at March 31, 2002 was 6,269,861 shares.

                             SUMMIT BANCSHARES, INC.



                                      INDEX

         PART I - FINANCIAL INFORMATION                                                 Page No.


         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2002
                  and 2001 and at December 31, 2001                                        4

                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 2002 and 2001
                  and for the Year Ended December 31, 2001                                 5

                  Consolidated Statements of Changes in Shareholders'
                  Equity for the Three Months Ended March 31, 2002
                  and 2001 and for the Year Ended December 31, 2001                        6

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2002 and 2001 and for
                  the Year Ended December 31, 2001                                         7

                  Notes to Consolidated Financial Statements for the Three
                  Months Ended March 31, 2002 and 2001 and for the
                  Year Ended December 31, 2001                                            8-19

         The March 31, 2002 and 2001 and the December 31, 2001 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for the Three Months
                  Ended March 31, 2002 and 2001                                           20-26

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

         Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                    March 31,                      (Unaudited),
                                                                      --------------------------------------       December 31,
                                                                           2002                  2001                  2001
                                                                      ----------------      ----------------      ----------------
ASSETS                                                                                      (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                             $ 23,788              $ 28,494              $ 29,178
FEDERAL FUNDS SOLD & DUE FROM TIME                                              4,246               111,229                 2,284
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                 141,479               134,206               160,136
 Securities Held-to-Maturity, at cost (fair value
   of $10,084,000 on March 31, 2001)                                              -0-                10,018                   -0-
LOANS - NOTES 3 AND 11
  Loans, Net of Unearned Discount                                             453,818               387,798               430,754
      Allowance for Loan Losses                                                (6,534)               (5,537)               (6,015)
                                                                      ----------------      ----------------      ----------------
                LOANS, NET                                                    447,284               382,261               424,739

PREMISES AND EQUIPMENT - NOTE 4                                                 8,659                 7,930                 8,131
ACCRUED INCOME RECEIVABLE                                                       3,678                 4,732                 4,411
OTHER REAL ESTATE - NOTE 5                                                        -0-                   283                   -0-
OTHER ASSETS                                                                    5,772                 5,931                 7,077
                                                                      ----------------      ----------------      ----------------

                TOTAL ASSETS                                                $ 634,906             $ 685,084             $ 635,956
                                                                      ================      ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                $ 151,236             $ 131,995             $ 150,040
  Interest-Bearing                                                            394,685               474,782               393,763
                                                                      ----------------      ----------------      ----------------

                TOTAL DEPOSITS                                                545,921               606,777               543,803

SHORT TERM BORROWINGS - NOTE 7                                                 24,492                16,831                28,366
ACCRUED INTEREST PAYABLE                                                          501                 1,137                   605
OTHER LIABILITIES                                                               2,488                 2,987                 2,646
                                                                      ----------------      ----------------      ----------------

                TOTAL LIABILITIES                                             573,402               627,732               575,420
                                                                      ----------------      ----------------      ----------------

COMMITMENTS AND CONTINGENCIES - NOTES 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares
    authorized; 6,269,861, 6,379,478 and 6,262,961 shares
    issued and outstanding at March 31, 2002 and 2001 and at
    December 31, 2001, respectively                                             7,837                 7,974                 7,829
  Capital Surplus                                                               6,909                 6,730                 6,865
  Retained Earnings                                                            45,683                42,066                44,166
  Accumulated Other Comprehensive Income - Unrealized Gain
    on Available-for-Sale Investment Securities, Net of Tax                     1,171                 1,159                 1,694
  Treasury Stock at Cost (5,000, 30,005 and 1,000 shares at
    March 31, 2002 and 2001, and at December 31, 2001,
    respectively)                                                                 (96)                 (577)                  (18)
                                                                      ----------------      ----------------      ----------------

                TOTAL SHAREHOLDERS' EQUITY                                     61,504                57,352                60,536
                                                                      ----------------      ----------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 634,906             $ 685,084             $ 635,956
                                                                      ================      ================      ================

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              (Unaudited)
                                                                       For the Three Months Ended                (Unaudited)
                                                                                March 31,                         Year Ended
                                                                -------------------------------------            December 31,
                                                                     2002                  2001                      2001
                                                                ---------------       ---------------          ---------------
                                                                            (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                           $ 7,664               $ 9,084                 $ 34,548
  Interest and Dividends on Investment Securities:
    Taxable                                                              1,848                 2,145                    7,966
    Exempt from Federal Income Taxes                                        18                     3                       11
  Interest on Federal Funds Sold and Due From Time                          19                   854                    1,972
                                                                ---------------       ---------------          ---------------

               TOTAL INTEREST INCOME                                     9,549                12,086                   44,497
                                                                ---------------       ---------------          ---------------

INTEREST EXPENSE
  Interest on Deposits                                                   1,997                 4,689                   14,967
  Interest on Short Term Borrowings                                        135                   211                      559
  Interest on Note Payable                                                 -0-                   -0-                        1
                                                                ---------------       ---------------          ---------------

               TOTAL INTEREST EXPENSE                                    2,132                 4,900                   15,527
                                                                ---------------       ---------------          ---------------

               NET INTEREST INCOME                                       7,417                 7,186                   28,970

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                   545                   180                    1,755
                                                                ---------------       ---------------          ---------------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                 6,872                 7,006                   27,215
                                                                ---------------       ---------------          ---------------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                     645                   554                    2,400
  Other Income                                                             605                   484                    2,116
                                                                ---------------       ---------------          ---------------

               TOTAL NON-INTEREST INCOME                                 1,250                 1,038                    4,516
                                                                ---------------       ---------------          ---------------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                               2,867                 2,539                   10,564
  Occupancy Expense - Net                                                  252                   309                    1,294
  Furniture and Equipment Expense                                          404                   361                    1,472
  Other Real Estate Owned Expense - Net                                     69                    (6)                     224
  Merger Related Expense - NOTE 9                                          -0-                   598                      598
  Other Expense - NOTE 9                                                 1,051                 1,022                    4,113
                                                                ---------------       ---------------          ---------------

               TOTAL NON-INTEREST EXPENSE                                4,643                 4,823                   18,265
                                                                ---------------       ---------------          ---------------

               INCOME BEFORE INCOME TAXES                                3,479                 3,221                   13,466

APPLICABLE INCOME TAXES - NOTE 10                                        1,193                 1,110                    4,664
                                                                ---------------       ---------------          ---------------

               NET INCOME                                              $ 2,286               $ 2,111                  $ 8,802
                                                                ===============       ===============          ===============

               NET INCOME PER SHARE - NOTE 15
                       Basic                                            $ 0.37                $ 0.33                   $ 1.39
                       Diluted                                            0.36                  0.32                     1.36

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                                                           Income - Net
                                                                                          Unrealized Gain                  Total
                                    Common Stock                                            (Loss) on                      Share-
                           -------------------------------   Capital       Retained         Investment        Treasury    Holders'
                              Shares         Amount          Surplus       Earnings         Securities         Stock       Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands, Except Per Share Data)
BALANCE AT

January 1, 2001                6,362,278       $ 7,953       $ 6,678       $ 40,655           $ 285           $  -0-      $ 55,571
Stock Options Exercised           17,200            21            52                                                            73
Purchases of Stock Held
  in Treasury                                                                                                   (577)         (577)
Cash Dividend -
  $.11 Per Share                                                               (700)                                          (700)
Net Income for the
  Three Months Ended
  March 31, 2001                                                              2,111                                          2,111
Securities Available-
  for-Sale Adjustment                                                                           874                            874
                                                                                                                      -------------
    Total Comprehensive
     Income NOTE 22                                                                                                          2,985
                           --------------  ------------   -----------   ------------    ------------    ------------  -------------

BALANCE AT
March 31, 2001                 6,379,478         7,974         6,730         42,066           1,159             (577)       57,352

Stock Options Exercised           21,000            27           135                                                           162
Purchases of Stock Held
  in Treasury                                                                                                 (2,122)       (2,122)
Retirement of Stock Held
  in Treasury                   (137,517)         (172)                      (2,509)                           2,681           -0-
Cash Dividend -
  $.33 Per Share                                                             (2,082)                                        (2,082)
Net Income for the
  Nine Months Ended
   December 31, 2001                                                          6,691                                          6,691
Securities Available-
  for-Sale Adjustment                                                                           535                            535
                                                                                                                      -------------
    Total Comprehensive
     Income NOTE 22                                                                                                          7,226
                           --------------  ------------   -----------   ------------    ------------    ------------  -------------

BALANCE AT
December 31, 2001              6,262,961         7,829         6,865         44,166           1,694              (18)       60,536

Stock Options Exercised            7,900             9            44                                                            53
Purchases of Stock Held
  in Treasury                                                                                                    (96)          (96)
Retirement of Stock Held
  in Treasury                     (1,000)           (1)                         (17)                              18           -0-
Cash Dividend -
  $.12 Per Share                                                               (752)                                          (752)
Net Income for the
  Three Months Ended
  March 31, 2002                                                              2,286                                          2,286
Securities Available-
  for-Sale Adjustment                                                                          (523)                          (523)
                                                                                                                      -------------
    Total Comprehensive
     Income NOTE 22                                                                                                          1,763
                           --------------  ------------   -----------   ------------    ------------    ------------  -------------

BALANCE AT
March 31, 2002                 6,269,861       $ 7,837       $ 6,909       $ 45,683         $ 1,171           $  (96)     $ 61,504
                           ==============  ============   ===========   ============    ============    ============  =============

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                                      (Unaudited)
                                                                              For the Three Months Ended             (Unaudited)
                                                                                        March 31,                     Year Ended
                                                                        ---------------------------------------      December 31,
                                                                              2002                  2001                 2001
                                                                        ------------------    -----------------    -----------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $          2,286      $         2,111      $        8,802
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                                     265                  267               1,058
    Net Premium Amortization (Accretion)
      of Investment Securities                                                        210                  (70)                240
    Provision for Loan Losses                                                         545                  180               1,755
    Deferred Income Taxes Benefit                                                    (267)                (127)               (480)
    Writedown of Other Real Estate                                                    -0-                    3                  11
    Writedown of Foreclosed Assets                                                    -0-                  -0-                 300
    Net Gain From Sale of Other Real Estate                                           -0-                  -0-                (308)
    Net Loss From Sale of Premises and Equipment                                        9                  -0-                   1
    Net Decrease (Increase) in Accrued Income and Other Assets                      2,217                1,147                (252)
    Net Increase (Decrease) in Accrued Expenses and
      and Other Liabilities                                                          (262)                 150                (723)
                                                                        ------------------    -----------------    -----------------

      Total Adjustments                                                             2,717                1,550               1,602
                                                                        ------------------    -----------------    -----------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     5,003                3,661              10,404
                                                                        ------------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold
      and Due From Time                                                            (1,962)             (64,768)             44,177
  Proceeds from Matured and Prepaid Investment Securities
   o  Held-to-Maturity                                                                -0-               12,000              15,000
   o  Available-for-Sale                                                           18,262               31,996              85,127
  Proceeds from Sales of Investment Securities                                        -0-                  -0-              60,139
  Purchase of Investment Securities
   o  Available-for-Sale                                                             (609)             (37,179)           (168,860)
  Loans Originated and Principal Repayments, Net                                  (23,103)              (7,858)            (51,670)
  Recoveries of Loans Previously Charged-Off                                           16                   48                 268
  Proceeds from Sale of Premises and Equipment                                         27                  124                 126
  Proceeds from Sale of Other Real Estate & Repossessed Assets                        347                  244                 716
  Purchases of Premises and Equipment                                                (820)                (197)             (1,191)
                                                                        ------------------    -----------------    -----------------

      NET CASH USED BY INVESTING ACTIVITIES                                        (7,842)             (65,590)            (16,168)
                                                                        ------------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
     Accounts and Interest Bearing Transaction Accounts                             8,171               63,457              34,868
  Net Increase (Decrease) in Certificates of Deposit                               (6,053)               3,654             (30,731)
  Net Increase (Decrease) in Short Term Borrowings                                 (3,874)              (3,079)              8,456
  Payments of Cash Dividends                                                         (752)                (700)             (2,782)
  Proceeds from Stock Options Exercised                                                53                   73                 235
  Purchase of Treasury Stock                                                          (96)                (577)             (2,699)
                                                                        ------------------    -----------------    -----------------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (2,551)              62,828               7,347
                                                                        ------------------    -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
      DUE FROM BANKS                                                               (5,390)                 899               1,583

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                     29,178               27,595              27,595
                                                                        ------------------    -----------------    -----------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                 $         23,788      $        28,494      $       29,178
                                                                        ==================    =================    =================

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

  Interest Paid                                                          $          2,236      $         4,854      $       16,013
  Income Taxes Paid (Refunded)                                                       (444)                 -0-               5,555
  Bank Financed Sales of Other Real Estate                                            -0-                  -0-                 440

The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)

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

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

         The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Corporation"), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation and Summit Bank, National Association (the "Bank"). Effective May 14, 2001, Summit Community Bank, N.A. was merged with and into Summit National Bank and Summit National Bank changed its name to Summit Bank, National Association. Also Summit Bancservices, Inc. was liquidated effective May 14, 2001 and its assets were contributed by the Corporation to Summit Bank, N.A. All operations of Summit Bancservices have been continued in the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks
-----------------------

         The Bank is required to maintain certain balances at the Federal Reserve Bank based on its level of deposits. During the first three months of 2002 the average cash balance maintained at the Federal Reserve Bank was $1,252,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $17,818,000 during the same period.

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

         The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2002 and 2001 the Corporation held no securities that would have been classified as trading securities.

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





Loans and Allowance for Loan Losses
-----------------------------------

         Loans are stated at the principal amount outstanding less unearned discount and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method. Direct costs related to loan originations are not separately allocated to loans but are charged to non-interest expense in the period incurred. The net effect of not recognizing such fees and related costs over the life of the related loan is not considered to be material to the financial

Note 1 - Summary of Significant Accounting Policies (cont'd.)
-----

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

Reclassification
----------------

         Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

Earnings Per Common and Common Equivalent Share
-----------------------------------------------

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS 128. Outstanding stock options issued by the Corporation represent the only dilutive effect reflected in diluted weighted average shares.

Audited Financial Statements
----------------------------

         The consolidated balance sheet as of December 31, 2001, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 2001 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 2001 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.


NOTE 2 - Investment Securities
------
         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):


                                                                                       March 31, 2002
                                                             -----------------------------------------------------------------------
                                                                                    Gross              Gross
                                                               Amortized         Unrealized         Unrealized            Fair
                                                                  Cost              Gains              Losses             Value
                                                             --------------     --------------     --------------     --------------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                  $       5,019      $         117      $         -0-      $       5,136
  U.S. Government Agencies
    and Corporations                                               113,852              1,661               (131)           115,382
  U.S. Government Agency Mortgage
    Backed Securities                                               17,258                139                -0-             17,397
  Obligations of States and Political Subdivisions                   1,953                  2                (14)             1,941
  Federal Reserve and Federal Home Loan Bank Stock                   1,623                -0-                -0-              1,623
                                                             --------------     --------------     --------------     --------------

     Total Available-for-Sale Securities                           139,705              1,919               (145)           141,479
                                                             --------------     --------------     --------------     --------------

        Total Investment Securities                          $     139,705      $       1,919      $        (145)     $     141,479
                                                             ==============     ==============     ==============     ==============


         All investment securities are carried on the consolidated balance sheet as of March 31, 2002 at fair value. The net unrealized gain of $1,774,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

------

         A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                                       March 31, 2001
                                                             -----------------------------------------------------------------------
                                                                                    Gross              Gross
                                                               Amortized         Unrealized         Unrealized            Fair
                                                                  Cost              Gains              Losses             Value
                                                             --------------     --------------     --------------     --------------
Investment Securities - Held-to-Maturity
  U.S. Treasury Securities                                   $       3,000      $          18      $         -0-      $       3,018
  U.S. Government Agencies
    and Corporations                                                 7,018                 48                -0-              7,066
                                                             --------------     --------------     --------------     --------------

    Total Held-to-Maturity Securities                               10,018                 66                -0-             10,084
                                                             --------------     --------------     --------------     --------------

Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                                         23,049                222                -0-             23,271
  U.S. Government Agencies
    and Corporations                                                78,629              1,576                -0-             80,205
  U.S. Government Agency Mortgage
    Backed Securities                                               29,222                 29                (73)            29,178
  Obligations of States and Political Subdivisions                     240                  3                -0-                243
  Federal Reserve and Federal Home Loan Bank Stock                   1,309                -0-                -0-              1,309
                                                             --------------     --------------     --------------     --------------

     Total Available-for-Sale Securities                           132,449              1,830                (73)           134,206
                                                             --------------     --------------     --------------     --------------

        Total Investment Securities                          $     142,467      $       1,896      $         (73)     $     144,290
                                                             ==============     ==============     ==============     ==============

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

NOTE 3 - Loans and Allowance for Loan Losses
------

         The book values of loans by major type follow (in thousands):

                                                                                           March 31,
                                                                             ----------------------------------      December 31,
                                                                                  2002               2001               2001
                                                                             ---------------    ---------------    ---------------
Commercial                                                                   $      189,511     $      173,409     $      184,716
Real Estate Mortgage - Commercial                                                   120,352             93,883            107,600
Real Estate Mortgage - Residential                                                   47,913             37,213             44,522
Real Estate Construction                                                             61,812             49,244             60,548
Loans to Individuals                                                                 34,235             34,078             33,376
Less:  Unearned Discount                                                                 (5)               (29)                (8)
                                                                             ---------------    ---------------    ---------------
                                                                                    453,818            387,798            430,754
Allowance for Loan Losses                                                            (6,534)            (5,537)            (6,015)
                                                                             ---------------    ---------------    ---------------

     Loans - Net                                                             $      447,284     $      382,261     $      424,739
                                                                             ===============    ===============    ===============

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

         Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                                                  Three Months Ended
                                                                                        March 31,                  Year Ended
                                                                             -----------------------------        December 31,
                                                                                 2002             2001                2001
                                                                             ------------     ------------      ----------------
Balance, Beginning of Period                                                 $     6,015      $     5,399       $         5,399
Provisions, Charged to Income                                                        545              180                 1,755

Loans Charged-Off                                                                    (42)             (90)               (1,407)
Recoveries of Loans Previously
 Charged-Off                                                                          16               48                   268
                                                                             ------------     ------------      ----------------

          Net Loans (Charged-Off) Recovered                                          (26)             (42)               (1,139)
                                                                             ------------     ------------      ----------------

Balance, End of Period                                                       $     6,534      $     5,537       $         6,015
                                                                             ============     ============      ================

         The provisions for loan losses charged to operating expenses during the three months ended March 31, 2002 and March 31, 2001 of $545,000 and $180,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2001, a provision of $1,755,000 was recorded.

         At March 31, 2002, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $3,218,000 (of which $3,218,000 were on non-accrual status). The related allowance for loan losses for these loans was $1,242,000. The average recorded investment in impaired loans during the three months ended March 31, 2002 was approximately $3,330,000. For this period the Corporation recognized no interest income on these impaired loans.


NOTE 4 - Premises and Equipment
------
         The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                                       March 31,
                                                                             ----------------------------          December 31,
                                                                                 2002             2001                2001
                                                                             ------------     -----------       ---------------
Land                                                                         $     2,317      $    2,317        $        2,317
Buildings and Improvements                                                         8,265           7,867                 8,247
Furniture & Equipment                                                              7,754           7,900                 7,540
                                                                             ------------     -----------       ---------------
Total Cost                                                                        18,336          18,084                18,104

Less:  Accumulated Amortization and Depreciation                                   9,677          10,154                 9,973
                                                                             ------------     -----------       ---------------

       Net Book Value                                                        $     8,659      $    7,930        $        8,131
                                                                             ============     ===========       ===============

NOTE 5 - Other Real Estate
------
         The carrying value of other real estate is as follows (in thousands):

                                                                                       March 31,
                                                                             -----------------------------        December 31,
                                                                                 2002             2001                2001
                                                                             ------------     ------------      ----------------
Other Real Estate                                                            $        -0-     $       283       $            -0-
                                                                             ============     ============      ================

         There were no direct writedowns of other real estate charged to income for the three months ended March 31, 2002. There were direct writedowns of other real estate charged to income for the three months ended March 31, 2001 of $3,000. For the year ended December 31, 2001, $11,000 was charged to income.

NOTE 6 - Deposits
------

         The book values of deposits by major type follow (in thousands):

                                                                                         March 31,
                                                                             -------------------------------         December 31,
                                                                                  2002             2001                  2001
                                                                             -------------     -------------       ----------------
Noninterest-Bearing Demand Deposits                                          $    151,236      $    131,995        $       150,040
Interest-Bearing Deposits:
  Interest-Bearing Transaction
    Accounts and Money Market Funds                                               178,617           217,081                175,965
  Savings                                                                         109,631           110,826                105,308
  Certificates of Deposit under $100,000 and IRA's                                 61,339            83,562                 64,380
  Certificates of Deposit $100,000 or more                                         44,782            62,535                 47,644
  Other                                                                               316               778                    466
                                                                             -------------     -------------       ----------------
       Total                                                                      394,685           474,782                393,763
                                                                             -------------     -------------       ----------------
           Total Deposits                                                    $    545,921      $    606,777        $       543,803
                                                                             =============     =============       ================


NOTE 7 - Short Term Borrowings
------

         Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings and Federal Funds Purchased is summarized as follows (in thousands):

                                                                                   Three Months Ended
                                                                                         March 31,                     Year Ended
                                                                             -------------------------------          December 31,
                                                                                  2002              2001                  2001
                                                                             -------------     -------------       ----------------
Securities Sold Under Repurchase Agreements:
     Average Balance                                                         $     14,400      $     18,724        $        17,470
     Period-End Balance                                                            13,437            16,831                 14,816
     Maximum Month-End Balance During Period                                       14,466            20,374                 20,374
     Interest Rate:
     Average                                                                         0.74%             4.58%                  2.94%
     Period-End                                                                      0.77%             4.23%                  0.75%
Federal Funds Purchased:
     Average Balance                                                         $      2,865      $        -0-        $           567
     Period-End Balance                                                               -0-               -0-                  8,550
     Maximum Month-End Balance During Period                                        1,657               -0-                  8,550
     Interest Rate:
     Average                                                                         2.01%             0.00%                  2.76%
     Period-End                                                                      0.00%             0.00%                  1.92%

         The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas which allows the subsidiary to borrow on a collateralized basis at a fixed term. At March 31, 2002, the subsidiary had $10,000,000 of borrowings outstanding under the line of credit at a rate of 2.08% which will mature in July 2002. For the three months ended March 31, 2002, the Corporation had average borrowings under the line of credit of $18,500,000. In addition, at March 31, 2002, the subsidiary had $1,055,000 borrowed under a match funding agreement with Federal Home Loan Bank at a rate of 4.41% which matures in June 2003. For the three months ended March 31, 2001, the subsidiary had no borrowings outstanding. At December 31, 2001, $5,000,000 of borrowings were outstanding at a rate of 1.92% which matured in January 2002. For the year ended December 31, 2001, the Corporation had average borrowings of $452,000.


NOTE 8 - Notes Payable
------

         On September 15, 2001, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and matures on September 15, 2002, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of March 31, 2002, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense
------

         The significant components of other non-interest expense are as follows (in thousands):

                                                                                   Three Months Ended
                                                                                         March 31,                     Year Ended
                                                                             ----------------------------------       December 31,
                                                                                  2002              2001                  2001
                                                                             -------------     ----------------    ----------------
Business Development                                                         $        168      $           137     $            734
Legal and Professional Fees                                                           173                  158                  634
Printing and Supplies                                                                  80                   78                  362
Regulatory Fees and Assessments                                                        58                   63                  244
Other                                                                                 572                  586                2,139
                                                                             -------------     ----------------    -----------------

       Total                                                                 $      1,051      $         1,022     $          4,113
                                                                             =============     ================    =================

         The Merger-Related Expenses recorded in the first quarter of 2001 include expenses related to the merger of the Corporation's subsidiaries as reported in Note 1 Basis of Presentation and Principles of Consolidation. The expenses include the cost of severance payments to a former chief executive officer of one of the units, legal and professional fees and expenses related to the name change of Summit Bank, N.A.


NOTE 10 - Income Taxes
-------

         Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                                          March 31,
                                                                           ------------------------------------       December 31,
                                                                                2002                2001                  2001
                                                                           ---------------     ----------------     ----------------
Current Tax Asset (Liability)                                              $       (1,409)     $        (1,169)     $           493
Net Deferred Tax Asset                                                              1,968                1,369                1,432
                                                                           ---------------     ----------------     ----------------

       Total Included in Other Assets                                      $          559      $           200      $         1,925
                                                                           ===============     ================     ================

         The net deferred tax asset at March 31, 2002 of $1,968,000 included $(603,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

         The components of income tax expense were as follows (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,                      Year Ended
                                                                           ------------------------------------       December 31,
                                                                                2002                2001                  2001
                                                                           ---------------     ----------------     ----------------
Federal Income Tax Expense

Current                                                                    $        1,460      $         1,237      $         5,144
Deferred (benefit)                                                                   (267)                (127)                (480)
                                                                           ---------------     ----------------     ----------------

       Total Federal Income Tax Expense                                    $        1,193      $         1,110      $         4,664
                                                                           ===============     ================     ================

                     Effective Tax Rates                                            34.30%               34.40%               34.60%

-------

         The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,                     Year Ended
                                                                           ------------------------------------      December 31,
                                                                                2002                2001                 2001
                                                                           ---------------     ----------------     ----------------
Federal Income Taxes at Statutory
  Rate of 34.3%                                                            $        1,207      $         1,106      $         4,621
Effect of Tax Exempt Interest Income                                                  (11)                  (1)                  (3)
Non-deductible Expenses                                                                15                   13                   65
Other                                                                                 (18)                  (8)                 (19)
                                                                           ---------------     ----------------     ----------------

     Income Taxes Per Income Statement                                     $        1,193      $         1,110      $         4,664
                                                                           ===============     ================     ================

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,                     Year Ended
                                                                           ------------------------------------      December 31,
                                                                                2002                2001                 2001
                                                                           ---------------     ----------------     ----------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                                                $        2,111      $         1,580      $         1,859
  Valuation Reserves - Other Real Estate                                              106                    6                  104
  Interest on Non-accrual Loans                                                       258                  267                  237
  Deferred Compensation                                                               560                  502                  555
  Other                                                                               -0-                   19                    9
                                                                           ---------------     ----------------     ----------------

  Gross Federal Deferred Tax Assets                                                 3,035                2,374                2,764
                                                                           ---------------     ----------------     ----------------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                                       286                  302                  286
  Accretion                                                                           150                  106                  150
  Unrealized Gains on Available-for-Sale Securities                                   603                  597                  873
  Other                                                                                28                  -0-                   23
                                                                           ---------------     ----------------     ----------------

  Gross Federal Deferred Tax Liabilities                                            1,067                1,005                1,332
                                                                           ---------------     ----------------     ----------------

           Net Deferred Tax Asset                                          $        1,968      $         1,369      $         1,432
                                                                           ===============     ================     ================

NOTE 11 - Related Party Transactions
-------

         The Bank has made transactions in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $6,315,000 at December 31, 2001.

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

         At March 31, 2002, outstanding documentary and standby letters of credit totaled $7,315,000 and commitments to extend credit totaled $133,196,000.

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

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 2001, and the three months ended March 31, 2002.

         The following is a summary of transactions during the periods presented:

                                                                                             Shares Under Option
                                                                             ----------------------------------------------------
                                                                                Three Months Ended               Year Ended
                                                                                  March 31, 2002              December 31, 2001
                                                                             ------------------------      ----------------------
Outstanding, Beginning of Period                                                             445,959                     359,559
Additional Options Granted During
  the Period                                                                                   7,500                     124,600
Forfeited During the Period                                                                      -0-                         -0-
Exercised During the Period                                                                   (7,900)                    (38,200)
                                                                             ------------------------      ----------------------

     Outstanding, End of Period                                                              445,559                     445,959
                                                                             ========================      ======================

         Options outstanding at March 31, 2002 ranged in price from $3.00 to $20.10 per share with a weighted average exercise price of $10.82 and 323,779 shares exercisable. At March 31, 2002, there remained 355,200 shares reserved for future grants of options under the 1997 Plan.


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

         The amount expensed in support of the plan was $99,000 and $90,000 during the first three months of 2002 and 2001, respectively, and $353,000 for the year 2001.

Management Security Plan
------------------------

         In 1992, the Corporation established a Management Security Plan to provide key employees with retirement, death or disability benefits in addition to those provided by the Pension Plan. The expense charged to operations for such future obligations was $67,000 and $39,000 during the first three months of 2002 and 2001, respectively, and $256,000 for the year 2001.

Employment Contracts
--------------------

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

                                                                                   Three Months Ended
                                                                                        March 31,                     Year Ended
                                                                           ------------------------------------      December 31,
                                                                                2002                2001                 2001
                                                                           ---------------     ----------------     ----------------
Net income                                                                 $      2,286        $      2,111         $         8,802
                                                                           =============       =============        ================
Weighted average number of common
   shares used in Basic EPS                                                   6,263,193           6,368,562               6,317,991
Effect of dilutive stock options                                                154,753             157,721                 153,032
                                                                           -------------       -------------        ----------------
Weighted number of common shares
   and dilutive potential common
   stock used in Diluted EPS                                                  6,417,946           6,526,283               6,471,023
                                                                           =============       =============        ================

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

         The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                                             March 31,
                                                                                                   -------------------------------
                                                                                                       2002              2001
                                                                                                   -------------     -------------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
     Loan Commitments Including Unfunded Lines of Credit                                           $    133,196      $     121,642
     Standby Letters of Credit                                                                            7,315              5,369

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


NOTE 17 - Concentrations of Credit Risk
-------

         The Bank makes commercial, consumer and real estate loans in its direct market which is defined as Fort Worth and its surrounding area. The Board of Directors of the Bank monitors concentrations of credit by purpose, collateral and industry at least quarterly. Certain limitations for concentration are set by the Board. Additional loans in excess of these limits must have prior approval of the bank's directors' loan committee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' abilities to honor their contracts is dependent upon the strength of the local and state economy.


NOTE 18 - Litigation
-------

         The Corporation is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation's financial position.

NOTE 19 - Stock Repurchase Plan
-------

         On April 16, 2002, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,973 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

         In the three months ended March 31, 2002, 5,000 shares were purchased by the Corporation through a similar repurchase plan through the open market.


NOTE 20 - Subsequent Event
-------

         On April 16, 2002, the Board of Directors of the Corporation approved a quarterly dividend of $.12 per share to be paid on May 15, 2002 to shareholders of record on May 1, 2002.


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

         The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                                            March 31,
                                                                ------------------------------------------------------------------
                                                                              2002                               2001
                                                                ------------------------------      ------------------------------
                                                                  Carrying            Fair            Carrying            Fair
                                                                   Amount             Value            Amount             Value
                                                                -------------     ------------      ------------      ------------
Financial Assets

    Cash and due from banks                                     $    23,788       $   23,788        $   28,494        $   28,494
    Federal funds sold and Due From Time                              4,246            4,248           111,229           111,245
    Securities                                                      141,479          141,479           144,224           144,290
    Loans                                                           453,818          469,231           387,798           391,146
    Allowance for loan losses                                        (6,534)          (6,534)           (5,537)           (5,537)

Financial Liabilities

    Deposits                                                        545,921          547,253           606,777           608,239
    Short Term Borrowings                                            24,492           24,457            16,831            16,829

Off-balance Sheet Financial Instruments

    Loan commitments                                                                 133,196                             121,642
    Letters of credit                                                                  7,315                               5,369

NOTE 22 - Comprehensive Income
-------

         The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,                     Year Ended
                                                                           ------------------------------------      December 31,
                                                                                2002                2001                 2001
                                                                           ---------------     ----------------     ----------------
Net Income                                                                 $      2,286        $    2,111           $         8,802
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                                                   (523)              874                     1,409
                                                                           -------------       -----------          ----------------

    Comprehensive Income                                                   $      1,763        $    2,985           $        10,211
                                                                           =============       ===========          ================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Summary
-------
         Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

         Net income for the first quarter of 2002 was $2,286,000 or $.36 diluted earnings per share, compared with $2,111,000, or $.32 diluted earnings per share, for the first quarter of 2001. On a per share basis, diluted earnings per share increased 12.5% over the first quarter of the prior year. Per share amounts are based on average diluted shares outstanding of 6,417,946 for the first three months of 2002 and 6,526,283 for the comparable period of 2001 adjusted to reflect stock options granted.

         Outstanding loans at March 31, 2002 of $453.8 million represented an increase of $66.0 million, or 17.0%, over March 31, 2001 and an increase of $23.1 million, or 5.4%, from December 31, 2001.

         Total deposits at March 31, 2002 of $545.9 million were down from $606.8 million at March 31, 2001 as the prior year balances included $72 million of extraordinary deposits that were retained in the company balances for only a short time. Excluding these funds, deposits were up $11.1 million, or 2.1%. The growth was in demand deposits which were up $19.2 million or 14.6% from the prior year and at March 31, 2002, made up 27.7% of total deposits. Deposits were up $2.1 million, or .4% from December 31, 2001.

         The following table summarizes the Corporation's performance for the three months ended March 31, 2002 and 2001 (tax equivalent basis and dollars in thousands).

                                                                 Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                              2002               2001
                                                          ------------       ------------
Interest Income                                           $     9,566        $    12,088
Interest Expense                                                2,132              4,900
                                                          ------------       ------------

        Net Interest Income                                     7,434              7,188
Provision for Loan Loss                                           545                180
                                                          ------------       ------------

        Net Interest Income After
               Provision for Loan Loss                          6,889              7,008
Non-Interest Income                                             1,250              1,038
Non-Interest Expense                                            4,643              4,823
                                                          ------------       ------------

        Income Before Income Tax                                3,496              3,223
Income Tax Expense                                              1,210              1,112
                                                          ------------       ------------

               Net Income                                 $     2,286        $     2,111
                                                          ============       ============

Net Income per Share-
    Basic                                                 $      0.37        $      0.33
    Diluted                                                      0.36               0.32

Return on Average Assets                                         1.45%              1.38%

Return on Average Stockholders' Equity                          15.00%             15.15%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

         The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 2002 and 2001 (rates on tax equivalent basis).

                                                                    Three Months Ended March 31,
                                          -----------------------------------------------------------------------------------------
                                                            2002                                             2001
                                          ---------------------------------------------    ----------------------------------------
                                              Average                     Average             Average                       Average
                                             Balances       Interest     Yield/Rate          Balances        Interest     Yield/Rate
                                          -------------   ------------  ------------       -------------    -----------  ----------
                                                                               (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time      $      3,554    $        19         2.18%          $    64,286    $      854        5.39%
  Investment Securities (Taxable)              150,269          1,848         4.99%              137,519         2,145        6.33%
  Investment Securities (Tax-exempt)             1,894             28         5.98%                  240             5        7.65%
  Loans, Net of Unearned Discount(1)           446,440          7,671         6.97%              381,849         9,084        9.65%
                                          -------------   ------------  ------------       -------------    -----------  ----------
    Total Earning Assets                       602,157          9,566         6.44%              583,894        12,088        8.40%
                                                          ------------                                      -----------
Non-interest Earning Assets:
  Cash and Due From Banks                       24,102                                            23,317
  Other Assets                                  18,823                                            18,506
  Allowance for Loan Losses                     (6,207)                                           (5,464)
                                          -------------                                      -------------
    Total Assets                          $    638,875                                       $   620,253
                                          =============                                      ============

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds       $    173,484            565         1.32%          $   167,548         1,394        3.38%
  Savings                                      108,793            475         1.77%               98,511         1,085        4.47%
  Certificates of Deposit under $100,000
    and IRA's                                   62,552            544         3.53%               83,365         1,248        6.07%
  Certificates of Deposit
    $100,000 or more                            45,724            409         3.63%               61,842           950        6.23%
  Other Time                                       411              4         3.78%                  778            12        6.29%
  Other Borrowings                              36,033            135         1.52%               18,724           211        4.58%
                                          -------------   ------------  ------------       -------------    -----------  ----------
    Total Interest-Bearing Liabilities         426,997          2,132         2.02%              430,768         4,900        4.61%
                                                          ------------                                      -----------
Non-interest Bearing Liabilities:
  Demand Deposits                              146,785                                           129,967
  Other Liabilities                              3,263                                             3,005
  Shareholders' Equity                          61,830                                            56,513
    Total Liabilities and                 -------------                                      ------------
      Shareholders' Equity                $    638,875                                       $   620,253
                                          =============                                      ============
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                                $     7,434         5.01%                         $    7,188        4.99%
                                                          ============                                      ===========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.

(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income
-------------------

         Net interest income (tax equivalent) for the first quarter of 2002 was $7,434,000 which represented an increase of $246,000 or 3.4%, over the first quarter of 2001. In this same period, total interest income declined 20.9% and total interest expense declined 56.5% and reflects a 475 basis point decrease in market interest rates from the first of January 2001 to March 2002.

         The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended March 31, 2002 and 2001.


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Dollars in Thousands)

                                                1st Qtr. 2002 vs. 1st Qtr. 2001                  1st Qtr. 2001 vs. 1st Qtr. 2000
                                                      Increase (Decrease)                              Increase (Decrease)
                                                       Due to Changes in:                               Due to Changes in:
                                          --------------------------------------------      ----------------------------------------
                                             Volume          Rate            Total            Volume           Rate          Total
                                          -------------   ------------    ------------      ------------   -------------   ---------
Interest Earning Assets:
     Federal Funds Sold                   $       (807)   $       (28)    $      (835)      $       737    $        (67)   $    670
     Investment Securities (Taxable)               199           (496)           (297)             (434)            300        (134)
     Investment Securities (Tax-exempt)             31             (8)             23                (7)              3          (4)
     Loans, Net of Unearned Discount             1,537         (2,950)         (1,413)              345              58         403
                                          -------------   ------------    ------------      ------------   -------------   ---------

     Total Interest Income                         960         (3,482)         (2,522)              641             294         935
                                          -------------   ------------    ------------      ------------   -------------   ---------

Interest-Bearing Liabilities:
     Deposits                                     (402)        (2,290)         (2,692)              615             334         949
     Other Borrowings                              195           (271)            (76)             (125)            (15)       (140)
                                          -------------   ------------    ------------      ------------   -------------   ---------


     Total Interest Expense                       (207)        (2,561)         (2,768)              490             319         809
                                          -------------   ------------    ------------      ------------   -------------   ---------

Net Interest Income                       $      1,167    $      (921)    $       246       $       151    $        (25)   $    126
                                          =============   ============    ============      ============   =============   =========

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

         The Corporation's allowance for loan losses was $6,534,000, or 1.44% of total loans, as of March 31, 2002 compared to $5,537,000, or 1.43% of total loans, as of March 31, 2001.

         Transactions in the provision for loan losses are summarized as follows (in thousands):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                2002                2001
                                                                           ---------------     ----------------
Balance, Beginning of Period                                               $      6,015        $      5,399
Provisions, Charged to Income                                                       545                 180

Loans Charged-Off                                                                   (42)                (90)
Recoveries of Loans Previously
 Charged-Off                                                                         16                  48
                                                                           -------------       -------------
     Net Loans (Charged-Off)
     Recovered                                                                      (26)                (42)
                                                                           -------------       -------------
Balance, End of Period                                                     $      6,534        $      5,537
                                                                           =============       =============

         For the Three Months ended March 31, 2002 and 2001, net charge-offs were .01% and .01% of loans, respectively, not annualized.

The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands).

                                          March 31,        December 31,      September 30,       June 30,          March 31,
                                            2002              2001               2001              2001               2001
                                        -------------     -------------     --------------     -------------     ---------------
Non-Accrual Loans                       $      3,458      $      4,115      $       2,632      $      2,611      $        2,904
Renegotiated Loans                               -0-               -0-                -0-               -0-                 -0-
Other Real Estate Owned and
  Other Foreclosed Assets                         97               444                511               643               1,348
                                        -------------     -------------     --------------     -------------     ---------------

    Total Non-Performing Assets         $      3,555      $      4,559      $       3,143      $      3,254      $        4,252
                                        =============     =============     ==============     =============     ===============

As a Percent of:
    Total Assets                                0.56%             0.72%              0.50%             0.52%               0.62%
    Total Loans and Other Real Estate/
      Foreclosed Assets                         0.78%             1.06%              0.75%             0.81%               1.10%

Loans Past Due 90 days or
    More and Still Accruing             $        228      $         16      $          58      $        315      $           32

        Non-accrual loans to total loans were .76% at March 31, 2002 and non-performing assets were .78% of loans and other real estate owned/foreclosed assets at the same date.

         As of March 31, 2002, non-accrual loans were comprised of $2,775,000 in commercial loans, $146,000 in real estate mortgage loans, $350,000 in real estate construction loans and $187,000 in consumer loans.

         As of March 31, 2002, there was no other real estate owned. Also the Company has $97,000 in Other Foreclosed Assets which represents an inventory of textbooks. These assets are in process of liquidation, however the process is expected to take several months. The cost of liquidation is recorded as a current period expense and all proceeds from sale of inventory reduces the carrying-value of the inventory.

         The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands).

                                          March 31,        December 31,      September 30,       June 30,            March 31,
                                            2002               2001              2001              2001                 2001
                                        -------------     -------------     --------------     -------------     ---------------
Non-Performing Loans                    $     3,458       $     4,115       $     2,632        $     2,611       $         2,904
Criticized Loans                             23,043            24,879            18,713             11,677                11,586
Allowance for Loan Losses                     6,534             6,015             6,190              5,745                 5,537
Allowance for Loan Losses
       as a Percent of:
        Non-Performing Loans                    189%              146%              235%               220%                 191%
        Criticized Loans                         28%               24%               33%                49%                  48%

Non-Interest Income
-------------------

         The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

         The following table reflects the changes in non-interest income during the periods presented (dollars in thousands).

                                                      Three Months Ended
                                                          March 31,
                                         ---------------------------------------------
                                            2002           2001           % Change
                                         ------------   ------------    --------------
Service Charges on Deposit Accounts      $       645    $       554         16.4%
Non-recurring Income                              51            -0-            -
Other Non-interest Income                        554            484         14.5
                                         ------------   ------------    -----------

  Total Non-interest Income              $     1,250    $     1,038         20.4
                                         ============   ============    ===========

         The increase in other non-interest income in the first quarter of 2002 is primarily due to increases in mortgage brokerage/origination fees and ATM service fees. The non-recurring income in the first quarter of 2002 represented the gain on sale of assets previously held in other assets.

Non-interest Expense
--------------------

         Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

         The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands).

                                                     Three Months Ended
                                                          March 31,
                                       -----------------------------------------------
                                           2002           2001           % Change
                                       ------------   -------------   ----------------
Salaries & Employee Benefits           $     2,867    $      2,539           12.9%
Occupancy Expense - Net                        252             309          (18.4)
Furniture and Equipment Expense                404             361           11.9
Other Real Estate Expense - Net                 69              (6)             -
Merger Related Expense                         -0-             598              -
Other Expenses:
 Business Development                          168             137           22.6
 Insurance - Other                              33              33              -
 Legal & Professional Fees                     173             158            9.5
 Taxes - Other                                  14              36         ( 61.1)
 Postage & Courier                              87              86            1.2
 Printing & Supplies                            80              78            2.6
 Regulatory Fees & Assessments                  58              63           (7.9)
 Other Operating Expenses                      438             431            1.6
                                       ------------   -------------   ------------

        Total Other Expenses                 1,051           1,022            2.8
                                       ------------   -------------   ------------

        Total Non-interest Expense     $     4,643    $      4,823           (3.7)
                                       ============   =============   ============

          Total non-interest expense decreased 3.7% in the first quarter of 2002 over 2001, primarily due to $598,000 of merger related expenses incurred in the first quarter of 2001 in merging the Company's two banking subsidiaries. Excluding these charges, non-interest expenses were up 9.9% in the first quarter of 2002 over 2001, reflecting increases in salaries and benefits, furniture and equipment and business development expenses. As a percent of average assets, non-interest expenses were 2.94% in the first quarter of 2002 (annualized) and 3.16% in the same period of 2001. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 53.47% for the first quarter of 2002.

         The decrease in occupancy expense is primarily due to rent income being down in 2001 because of a vacancy at one bank facility that has third party rental space. The property has subsequently been rented.

         The Merger Related Expenses included in 2001 expenses, accrued and incurred, related to the merger of the Company's two banking subsidiaries and its non-banking subsidiary to form one unit. The expenses include the cost of severance payment to a former chief executive officer of one of the units, legal and professional fees and expenses related to the name change of Summit Bank, N.A.





         Other Real Estate Expense in the first quarter of 2002 includes $69,000 of expense related to Other Foreclosed Assets. These expenses are the costs to liquidate the inventory of textbooks.

Interest Rate Sensitivity
-------------------------

         Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

         The following table, commonly referred to as a "static GAP report", indicates the interest rate sensitivity position at March 31, 2002 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                           Total           Repriced
                                              Matures or Reprices within:                   Rate            After
                                 -------------------------------------------------       Sensitive        1 Year or
                                     30 Days            31-180          181 to            One Year      Non-interest
                                     or Less             Days          One Year           or Less         Sensitive         Total
                                 ---------------     ------------     ------------     -------------    -------------   ------------
Earning Assets:
  Loans                          $      269,604      $   23,192       $    16,981      $    309,777     $    144,041    $   453,818
  Investment Securities                   3,814          23,188            26,592            53,594           87,885        141,479
  Federal Funds Sold and
    Due From Time                         4,246              -0-              -0-             4,246              -0-          4,246
                                 ---------------     ------------     ------------     -------------    -------------   ------------

   Total Earning Assets                 277,664           46,380           43,573           367,617          231,926         599,543
                                 ---------------     ------------     ------------     -------------    -------------   ------------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                288,248              -0-              -0-           288,248              -0-         288,248
  Certificates of Deposit
    under $100,000 and IRA's              8,733           25,241           19,674            53,648            8,007          61,655
  Certificates of Deposit
    $100,000 or More                      9,553           22,176           10,223            41,952            2,830          44,782
  Short Term Borrowings                  13,437           10,000              -0-            23,437            1,055          24,492
                                 ---------------     ------------     ------------     -------------    -------------   ------------

   Total Interest Bearing
    Liabilities                         319,971           57,417           29,897           407,285           11,892         419,177
                                 ---------------     ------------     ------------     -------------    -------------   ------------

Interest Sensitivity
 Gap                             $      (42,307)     $   (11,037)     $    13,676      $    (39,668)    $    220,034    $    180,366
                                 ===============     ============     ============     =============    =============   ============
Cumulative Gap                   $      (42,307)     $   (53,344)     $   (39,668)
                                 ===============     ============     ============

Cumulative Gap to
 Total Earning Assets                    (7.06%)          (8.90%)          (6.62%)

Cumulative Gap to
 Total Assets                            (6.66%)          (8.40%)          (6.25%)

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

         As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (6.25%) was reversed to a positive 18.38% "beta adjusted" GAP position.

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

         The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2002, the Corporation's Tier I capital represented 12.48% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 13.73% of risk weighted assets. Both ratios are well above current regulatory guidelines.

         Also, as of March 31, 2002, the Corporation and its Subsidiary Banks met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

         The Corporation and Subsidiary Banks' regulatory capital positions as of March 31, 2002, were as follows:

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                  For Capital              Prompt Corrective
                                                      Actual                  Adequacy Purposes            Action Provisions
                                             -------------------------    --------------------------   --------------------------
                                                  Amount      Ratio           Amount          Ratio        Amount         Ratio
                                             -------------   ---------    -------------    ---------   ------------    ----------
CONSOLIDATED:
As of March 31, 2002
Total Capital (to Risk Weighted Assets)         $ 66,382       13.73%      $ 38,677           8.00%
Tier I Capital (to Risk Weighted Assets)          60,333       12.48%        19,339           4.00%
Tier I Capital (to Average Assets)                60,333        9.44%        19,166           3.00%

SUMMIT BANK, N.A.:
As of March 31, 2002
Total Capital (to Risk Weighted Assets)         $ 65,585       13.57%      $ 38,675           8.00%       $ 48,343        10.00%
Tier I Capital (to Risk Weighted Assets)          59,536       12.32%        19,337           4.00%         29,006         6.00%
Tier I Capital (to Average Assets)                59,536        9.32%        19,169           3.00%         31,949         5.00%

Forward-Looking Statements
--------------------------

         The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2002 compliance program, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

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

                                               SUMMIT BANCSHARES, INC.
                                                   Registrant




Date:   04-23-02                               By: /s/ Philip E. Norwood
     -------------                                 ----------------------
                                                   Philip E. Norwood,
                                                   Chairman, President and
                                                   Chief Executive Officer


Date:   04-23-02                               By: /s/ Bob G. Scott
     -------------                                 -----------------
                                                   Bob G. Scott,
                                                   Executive Vice President
                                                   and Chief Operating Officer
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                                                     Page No.
         -------                                                     --------


           11      Computation of Earnings Per Common Share             30