Form 10-Q
period 2002-06-30
SUMMIT BANCSHARES INC /TX/
filed 2002-08-02
CIK 745344

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002; or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                      to                      .

Commission File Number 0-11986

SUMMIT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	75-1694807 (I.R.S. Employer Identification No.)

1300 Summit Avenue, Fort Worth, Texas 76102
(Address of principal executive offices)

(817) 336-6817
(Registrant’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of common stock, $1.25 par value, outstanding at June 30, 2002 was 6,268,039 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2002 and 2001 and at December 31, 2001	4

	Consolidated Statements of Income for the Six Months Ended June 30, 2002 and 2001 and for the Year Ended December 31, 2001	5

	Consolidated Statements of Income for the Three Months Ended June 30, 2002 and 2001	6

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2002 and 2001 and for the Year Ended December 31, 2001	7

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 and for the Year Ended December 31, 2001	8

	Notes to Consolidated Financial Statements for the Six Months Ended June 30, 2002 and 2001 and for the Year Ended December 31, 2001	9-20

The June 30, 2002 and 2001 and the December 31, 2001 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2002 and 2001	21-29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Change in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,		(Unaudited) December 31,

	2002	2001	2001

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$27,326	$29,057	$29,178
FEDERAL FUNDS SOLD & DUE FROM TIME	22,083	49,259	2,284
INVESTMENT SECURITIES – NOTE 2
Securities Available-for-Sale, at fair value	144,314	125,781	160,136
LOANS – NOTES 3, 11 AND 17
Loans, Net of Unearned Discount	466,974	402,432	430,754
Allowance for Loan Losses	(6,394)	(5,745)	(6,015)

LOANS, NET	460,580	396,687	424,739

PREMISES AND EQUIPMENT – NOTE 4	9,112	8,048	8,131
ACCRUED INCOME RECEIVABLE	4,065	4,310	4,411
OTHER REAL ESTATE – NOTE 5	-0-	-0-	-0-
OTHER ASSETS	6,548	6,707	7,077

TOTAL ASSETS	$674,028	$619,849	$635,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 6
Noninterest-Bearing Demand	$163,440	$140,601	$150,040
Interest-Bearing	398,374	401,965	393,763

TOTAL DEPOSITS	561,814	542,566	543,803

SHORT TERM BORROWINGS – NOTE 7	45,629	14,945	28,366
ACCRUED INTEREST PAYABLE	440	904	605
OTHER LIABILITIES	2,659	2,818	2,646

TOTAL LIABILITIES	610,542	561,233	575,420

COMMITMENTS AND CONTINGENCIES – NOTES 12, 14, 16 AND 18

SHAREHOLDERS’ EQUITY – NOTES 13, 15 AND 19
Common Stock - $1.25 Par Value; 20,000,000 shares authorized;6,268,039, 6,360,673 and 6,262,961 shares issued and outstanding at June 30, 2002 and 2001 and at December 31, 2001, respectively	7,835	7,951	7,829
Capital Surplus	6,924	6,831	6,865
Retained Earnings	47,236	43,204	44,166
Accumulated Other Comprehensive Income – Unrealized Gain on Available-for-Sale Investment Securities, Net of Tax	1,772	1,411	1,694
Treasury Stock at Cost (12,600, 40,000 and 1,000 shares at June 30, 2002 and 2001 and at December 31, 2001, respectively)	(281)	(781)	(18)

TOTAL SHAREHOLDERS’ EQUITY	63,486	58,616	60,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$674,028	$619,849	$635,956

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) Year Ended December 31,

	2002	2001	2001

	(In Thousands, Except Per Share Data)

INTEREST INCOME
Interest and Fees on Loans	$15,577	$18,051	$34,548
Interest and Dividends on Investment Securities:
Taxable	3,510	4,125	7,966
Exempt from Federal Income Taxes	37	6	11
Interest on Federal Funds Sold and Due From Time	91	1,458	1,972

TOTAL INTEREST INCOME	19,215	23,640	44,497

INTEREST EXPENSE
Interest on Deposits	4,041	8,794	14,967
Interest on Short Term Borrowings	290	378	559
Interest on Note Payable	-0-	-0-	1

TOTAL INTEREST EXPENSE	4,331	9,172	15,527

NET INTEREST INCOME	14,884	14,468	28,970

LESS: PROVISION FOR LOAN LOSSES – NOTE 3	1,015	490	1,755

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,869	13,978	27,215

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,368	1,146	2,400
Other Income	1,214	1,003	2,116

TOTAL NON-INTEREST INCOME	2,582	2,149	4,516

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 14	5,740	5,132	10,564
Occupancy Expense - Net	570	624	1,294
Furniture and Equipment Expense	772	727	1,472
Other Real Estate Owned and Foreclosed Asset Expense - Net	108	127	224
Merger Related Expense - NOTE 9	-0-	598	598
Other Expense – NOTE 9	2,134	2,067	4,113

TOTAL NON-INTEREST EXPENSE	9,324	9,275	18,265

INCOME BEFORE INCOME TAXES	7,127	6,852	13,466

APPLICABLE INCOME TAXES – NOTE 10	2,447	2,365	4,664

NET INCOME	$4,680	$4,487	$8,802

NET INCOME PER SHARE – NOTE 15
Basic	$0.75	$0.71	$1.39
Diluted	0.73	0.69	1.36

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	For the Three Months Ended June 30,

	2002	2001

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$7,913	$8,967
Interest and Dividends on Investment Securities:
Taxable	1,662	1,980
Exempt from Federal Income Taxes	19	3
Interest on Federal Funds Sold and Due From Time	72	604

TOTAL INTEREST INCOME	9,666	11,554

INTEREST EXPENSE
Interest on Deposits	2,044	4,105
Interest on Short Term Borrowings	155	167

TOTAL INTEREST EXPENSE	2,199	4,272

NET INTEREST INCOME	7,467	7,282

LESS: PROVISION FOR LOAN LOSSES - NOTE 3	470	310

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,997	6,972

NON-INTEREST INCOME
Service Charges and Fees on Deposits	723	592
Other Income	609	519

TOTAL NON-INTEREST INCOME	1,332	1,111

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 14	2,873	2,593
Occupancy Expense - Net	318	315
Furniture and Equipment Expense	368	366
Other Real Estate Owned and Foreclosed Asset Expense - Net	39	46
Other Expense	1,083	1,132

TOTAL NON-INTEREST EXPENSE	4,681	4,452

INCOME BEFORE INCOME TAXES	3,648	3,631

APPLICABLE INCOME TAXES - NOTE 10	1,254	1,255

NET INCOME	$2,394	$2,376

NET INCOME PER SHARE - NOTE 15
Basic	$0.38	$0.38
Diluted	0.37	0.37

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2001
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive Income - Net Unrealized Gain on Investment	Treasury	Total Share- Holder’s

	Shares	Amount	Surplus	Earnings	Securities	Stock	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE AT January 1, 2001	6,362,278	$7,953	$6,678	$40,655	$285	$-0-	$55,571

Stock Options Exercised	28,400	35	153				188
Purchases of Stock Held in Treasury						(1,358)	(1,358)
Retirement of Stock Held in Treasury	(30,005)	(37)		(540)		577	-0-
Cash Dividend -$.22 Per Share				(1,398)			(1,398)
Net Income for the Six Months Ended June 30, 2001				4,487			4,487
Securities Available-for-Sale Adjustment					1,126		1,126

Total Comprehensive Income - NOTE 22							5,613

BALANCE AT June 30, 2001	6,360,673	7,951	6,831	43,204	1,411	(781)	58,616

Stock Options Exercised	9,800	13	34				47
Purchases of Stock Held in Treasury						(1,341)	(1,341)
Retirement of Stock Held in Treasury	(107,512)	(135)		(1,969)		2,104	-0-
Cash Dividend -$.22 Per Share				(1,384)			(1,384)
Net Income for the Six Months Ended December 31, 2001				4,315			4,315
Securities Available-for-Sale Adjustment					283		283

Total Comprehensive Income - NOTE 22							4,598

BALANCE AT December 31, 2001	6,262,961	7,829	6,865	44,166	1,694	(18)	60,536

Stock Options Exercised	11,100	14	59				73
Purchases of Stock Held in Treasury						(378)	(378)
Retirement of Stock Held in Treasury	(6,022)	(8)		(107)		115	-0-
Cash Dividend -$.24 Per Share				(1,503)			(1,503)
Net Income for the Six Months Ended June 30, 2002				4,680			4,680
Securities Available-for-Sale Adjustment					78		78

Total Comprehensive Income - NOTE 22							4,758

BALANCE AT June 30, 2002	6,268,039	$7,835	$6,924	$47,236	$1,772	$(281)	$63,486

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2001

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) Year Ended December 31,

	2002	2001	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,680	$4,487	$8,802
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	545	532	1,058
Net Premium Amortization (Accretion) of Investment Securities	424	(36)	240
Provision for Loan Losses	1,015	490	1,755
Deferred Income Taxes Benefit	(235)	(253)	(480)
Net Gain on Sale of Investment Securities	(2)	-0-	-0-
Writedown of Other Real Estate	-0-	11	11
Writedown of Foreclosed Assets	-0-	301	300
Net Gain From Sale of Other Real Estate	-0-	(308)	(308)
Net Loss From Sale of Premises and Equipment	11	-0-	1
Net Decrease (Increase) in Accrued Income and Other Assets	669	(1,385)	(252)
Net Decrease in Accrued Expenses and and Other Liabilities	(152)	(252)	(723)

Total Adjustments	2,275	(900)	1,602

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,955	3,587	10,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold and Due From Time	(19,799)	(2,798)	44,177
Proceeds from Matured and Prepaid Investment Securities
- Held-to-Maturity	-0-	15,000	15,000
- Available-for-Sale	25,969	60,186	85,127
Proceeds from Sales of Investment Securities	49,976	9,987	60,139
Purchase of Investment Securities
- Available-for-Sale	(60,430)	(59,565)	(168,860)
Loans Originated and Principal Repayments, Net	(36,907)	(20,868)	(51,670)
Recoveries of Loans Previously Charged-Off	56	81	268
Proceeds from Sale of Premises and Equipment	27	126	126
Proceeds from Sale of Other Real Estate & Repossessed Assets	388	941	716
Purchases of Premises and Equipment	(1,553)	(582)	(1,191)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(42,273)	2,508	(16,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings
Accounts and Interest Bearing Transaction Accounts	20,309	6,890	34,868
Net Decrease in Certificates of Deposit	(2,298)	(3,991)	(30,731)
Net Increase (Decrease) in Short Term Borrowings	17,263	(4,964)	8,456
Payments of Cash Dividends	(1,503)	(1,398)	(2,782)
Proceeds from Stock Options Exercised	73	188	235
Purchase of Treasury Stock	(378)	(1,358)	(2,699)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	33,466	(4,633)	7,347

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(1,852)	1,462	1,583
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	29,178	27,595	27,595

CASH AND DUE FROM BANKS AT END OF PERIOD	$27,326	$29,057	$29,178

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest Paid	$4,496	$9,359	$16,013
Income Taxes Paid	2,132	2,607	5,555
Bank Financed Sales of Other Real Estate	-0-	-0-	440

The accompanying Notes should be read with these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
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

Basis of Presentation and Principles of Consolidation

            The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its Subsidiaries, the “Corporation”), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation and Summit Bank, National Association (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks

            The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first six months of 2002 the average cash balance maintained at the Federal Reserve Bank was $1,348,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $18,527,000 during the same period.

Investment Securities

            The Corporation has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). At the date of purchase, the Corporation is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

            The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2002 and 2001 the Corporation held no securities that would have been classified as trading securities.

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

            All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method and the gain or loss is recorded in non-interest income. Income earned on the Corporation’s investments in state and political subdivisions is not taxable.

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

            The Corporation has adopted Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.” Under this standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan’s initial effective rate or the fair value of the collateral for certain collateral dependent loans.

            The allowance for loan losses is comprised of amounts charged against income in the form of a provision for loan losses as determined by management. Management’s evaluation is based on a number of factors, including the Subsidiary’s loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management’s continuing review of the discounted cash flow values of impaired loans and its evaluation of the quality of the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

            The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Corporation may ultimately incur losses which vary from management’s current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable.

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

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

Other Real Estate

            Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Corporation’s recorded investment in the related loan, a writedown is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expense.

Federal Income Taxes

            The Corporation joins with its Subsidiaries in filing a consolidated federal income tax return. The Subsidiaries pay to the parent a charge equivalent to their current federal income tax based on the separate taxable income of the Subsidiaries.

            The Corporation and the Subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

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

Cash and Cash Equivalents

            For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and Due from Banks.”

Reclassification

            Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Earnings Per Common and Common Equivalent Share

            Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS 128. Outstanding stock options issued by the Corporation represent the only dilutive effect reflected in diluted weighted average shares.

Audited Financial Statements

            The consolidated balance sheet as of December 31, 2001, and the consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2001 are headed “unaudited” in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 2001 as “audited” but are required to be reflected in these statements as unaudited because of the absence of an independent auditor’s report.

NOTE 2 - Investment Securities

            A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	June 30, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Treasury Securities	$4,010	$87	$-0-	$4,097
U.S. Government Agencies and Corporations	110,384	2,405	(4)	112,785
U.S. Government Agency Mortgage Backed Securities	23,656	169	-0-	23,825
Obligations of States and Political Subdivisions	1,946	29	-0-	1,975
Federal Reserve and Federal Home Loan Bank Stock	1,632	-0-	-0-	1,632

Total Available-for-Sale Securities	141,628	2,690	(4)	144,314

Total Investment Securities	$141,628	$2,690	$(4)	$144,314

            All investment securities are carried on the consolidated balance sheet as of June 30, 2002 at fair value. The net unrealized gain of $2,686,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders’ Equity.

            A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	June 30, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Treasury Securities	$13,057	$234	$-0-	$13,291
U.S. Government Agencies and Corporations	83,596	1,814	-0-	85,410
U.S. Government Agency Mortgage Backed Securities	25,420	102	(14)	25,508
Obligations of States and Political Subdivisions	240	2	-0-	242
Federal Reserve and Federal Home Loan Bank Stock	1,330	-0-	-0-	1,330

Total Available-for-Sale Securities	123,643	2,152	(14)	125,781

Total Investment Securities	$123,643	$2,152	$(14)	$125,781

            All investment securities are carried on the consolidated balance sheet as of June 30, 2001 at fair value. The net unrealized gain of $2,138,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders’ Equity.

NOTE 3 - Loans and Allowance for Loan Losses

            The book values of loans by major type follow (in thousands):

	June 30,		December 31,

	2002	2001	2001

Commercial	$198,853	$177,360	$184,716
Real Estate Mortgage - Commercial	125,299	95,023	107,600
Real Estate Mortgage - Residential	47,170	39,812	44,522
Real Estate Construction	60,981	55,993	60,548
Loans to Individuals	34,674	34,264	33,376
Less: Unearned Discount	(3)	(20)	(8)

	466,974	402,432	430,754
Allowance for Loan Losses	(6,394)	(5,745)	(6,015)

Loans - Net	$460,580	$396,687	$424,739

            Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Balance, Beginning of Period	$6,015	$5,399	$5,399
Provisions, Charged to Income	1,015	490	1,755

Loans Charged-Off	(692)	(225)	(1,407)
Recoveries of Loans Previously Charged-Off	56	81	268

Net Loans (Charged-Off) Recovered	(636)	(144)	(1,139)

Balance, End of Period	$6,394	$5,745	$6,015

            The provisions for loan losses charged to operating expenses during the six months ended June 30, 2002 and June 30, 2001 of $1,015,000 and $490,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2001, a provision of $1,755,000 was recorded.

            At June 30, 2002, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $3,411,000 (of which $3,411,000 were on non-accrual status). The related allowance for loan losses for these loans was $942,000. The average recorded investment in impaired loans during the six months ended June 30, 2002 was approximately $3,526,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

            The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	June 30,		December 31,

	2002	2001	2001

Land	$2,317	$2,317	$2,317
Buildings and Improvements	8,572	8,075	8,247
Furniture & Equipment	8,122	7,769	7,540

Total Cost	19,011	18,161	18,104

Less: Accumulated Amortization and Depreciation	(9,899)	(10,113)	(9,973)

Net Book Value	$9,112	$8,048	$8,131

NOTE 5 - Other Real Estate

            As of each of the reporting dates there was no balance of other real estate. There were no direct writedowns of other real estate charged to income for the six months ended June 30, 2002. There were direct writedowns of other real estate charged to income for the six months ended June 30, 2001 of $11,000. For the year ended December 31, 2001, $11,000 was charged to income.

NOTE 6 - Deposits

            The book values of deposits by major type follow (in thousands):

	June 30,		December 31,

	2002	2001	2001

Noninterest-Bearing Demand Deposits	$163,440	$140,601	$150,040
Interest-Bearing Deposits:
Interest-Bearing Transaction
Accounts and Money Market Funds	178,526	163,738	175,965
Savings	109,656	98,997	105,308
Certificates of Deposits under $100,000 and IRA’s	65,309	82,239	64,380
Certificates of Deposits $100,000 or more	44,567	56,213	47,644
Other	316	778	466

Total	398,374	401,965	393,763

Total Deposits	$561,814	$542,566	$543,803

NOTE 7 - Short Term Borrowings

            Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Securities Sold Under Repurchase Agreements:
Average Balance	$14,999	$18,473	$17,470
Period-End Balance	21,621	14,945	14,816
Maximum Month-End Balance During Period	21,621	20,374	20,374
Interest Rate:
Average	0.81%	4.13%	2.94%
Period-End	1.06%	2.65%	0.75%
Federal Funds Purchased:
Average Balance	$1,926	$-0-	$567
Period-End Balance	-0-	-0-	8,550
Maximum Month-End Balance During Period	8,650	-0-	8,550
Interest Rate:
Average	2.02%	0.00%	2.76%
Period-End	0.00%	0.00%	1.92%

            The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas which allows it to borrow on a collateralized basis at a fixed term. At June 30, 2002, $22,000,000 of borrowings were outstanding under the line of credit at an average rate of 2.20%, all of which will mature by May 1, 2003. For the six months ended June 30, 2002, the Corporation had average borrowings of $18,404,000. In addition, at June 30, 2002, the subsidiary had $2,009,000 borrowed under a match funding agreement with Federal Home Loan Bank at a rate of 4.41% which matures in June 2003. For the six months ended June 30, 2001, the subsidiary had no borrowings outstanding. At December 31, 2001, $5,000,000 of borrowings were outstanding at a rate of 1.92% which matured in January 2002. For the year ended December 31, 2001, the Corporation had average borrowings of $452,000.

NOTE 8 - Notes Payable

            On September 15, 2001, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and matures on September 15, 2002, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of June 30, 2002, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense

            The significant components of other non-interest expense are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Business Development	$393	$312	$734
Legal and Professional Fees	341	314	634
Printing and Supplies	157	185	362
Regulatory Fees and Assessments	119	124	244
Other	1,124	1,132	2,139

Total	$2,134	$2,067	$4,113

NOTE 10 - Income Taxes

            Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	June 30,		December 31,

	2002	2001	2001

Current Tax Asset (Liability)	$(57)	$57	$493
Net Deferred Tax Asset	1,627	1,366	1,432

Total Included in Other Assets	$1,570	$1,423	$1,925

            The net deferred tax asset at June 30, 2002 of $1,627,000 included $(913,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

            The components of income tax expense were as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Federal Income Tax Expense:
Current	$2,682	$2,618	$5,144
Deferred (benefit)	(235)	(253)	(480)

Total Federal Income Tax Expense	$2,447	$2,365	$4,664

Effective Tax Rates	34.30%	34.50%	34.60%

            The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Federal Income Taxes at Statutory Rate of 34.3%	$2,454	$2,352	$4,621
Effect of Tax Exempt Interest Income	(26)	(2)	(3)
Non-deductible Expenses	34	32	65
Other	(15)	(17)	(19)

Income Taxes Per Income Statement	$2,447	$2,365	$4,664

            Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Federal Deferred Tax Assets:
Allowance for Loan Losses	$2,099	$1,689	$1,859
Valuation Reserves - Other Real Estate	105	2	104
Interest on Non-accrual Loans	242	284	237
Deferred Compensation	570	514	555
Other	-0-	24	9

Gross Federal Deferred Tax Assets	3,016	2,513	2,764

Federal Deferred Tax Liabilities:
Depreciation and Amortization	288	294	286
Accretion	158	110	150
Unrealized Gains on Available-for-Sale Securities	913	727	873
Other	30	16	23

Gross Federal Deferred Tax Liabilities	1,389	1,147	1,332

Net Deferred Tax Asset	$1,627	$1,366	$1,432

NOTE 11 - Related Party Transactions

            The Bank has transactions made in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $6,315,000 at December 31, 2001.

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

            At June 30, 2002, outstanding documentary and standby letters of credit totaled $7,427,000 and commitments to extend credit totaled $131,771,000.

NOTE 13 - Stock Option Plans

            The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, (“the Plans”). Each Plan has reserved 600,000 shares (adjusted for two-for-one stock splits in 1995 and 1997) of common stock for grants thereunder. The Plans provide for the granting to executive management and other key employees of Summit Bancshares, Inc. and subsidiaries incentive stock options, as defined under the current tax law. The options under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period. Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

            The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” the Corporation’s net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 2001, and the six months ended June 30, 2002.

            The following is a summary of transactions during the periods presented:

	Shares Under Option

	Six Months Ended June 30, 2002	Year Ended December 31, 2001

Outstanding, Beginning of Period	445,959	359,559
Additional Options Granted During the Period	12,500	124,600
Forfeited During the Period	-0-	-0-
Exercised During the Period	(11,100)	(38,200)

Outstanding, End of Period	447,359	445,959

            Options outstanding at June 30, 2002 ranged in price from $3.00 to $20.10 per share with a weighted average exercise price of $10.93 and 323,379 shares exercisable. At June 30, 2002, there remained 350,200 shares reserved for future grants of options under the 1997 Plan.

NOTE 14 - Employee Benefit Plans

401(k) Plan

            The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2001 and for the six months ended June 30, 2002, the Corporation made matching contributions to the participant’s deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee’s annual compensation.

            The amount expensed in support of the plan was $205,000 and $172,000 during the first six months of 2002 and 2001, respectively, and $353,000 for the year 2001.

Management Security Plan

            The Corporation provides key employees with retirement, death or disability benefits in addition to those provided by the 401(k) Plan. The expense charged to operations for such future obligations was $133,000 and $85,000 during the first six months of 2002 and 2001, respectively, and $256,000 for the year 2001.

Employment Contracts

            The Chief Executive Officer of the Corporation has entered into a severance agreement providing for salary and fringe benefits in the event of termination, other than for cause, and under certain changes in control of the Corporation.

Other Post Retirement Benefits

            The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the “Consolidated Omnibus Budget Reconciliation Act” (COBRA).

NOTE 15 - Earnings per Share

            The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Net income	$4,680	$4,487	$8,802

Weighted average number of common shares used in Basic EPS	6,261,419	6,348,564	6,317,991
Effect of dilutive stock options	180,333	157,563	153,032

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	6,441,752	6,506,127	6,471,023

NOTE 16 - Financial Instruments with Off-Balance Sheet Risk

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

            The Corporation’s exposure to credit loss in the event of non-performance by the other party of these loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

NOTE 16 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

            The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	June 30,

	2002	2001

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$131,771	$125,400
Standby Letters of Credit	7,427	5,333

            Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate and income-producing commercial properties.

            The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 17 - Concentrations of Credit Risk

            The Bank grants commercial, consumer and real estate loans in its direct market which is defined as Fort Worth and its surrounding area. The Board of Directors of the Bank monitors concentrations of credit by purpose, collateral and industry at least quarterly. Certain limitations for concentration are set by the Board. Additional loans in excess of these limits must have prior approval of the directors’ loan committee. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the strength of the local and state economy.

NOTE 18 - Litigation

            The Bank is involved in legal actions arising in the ordinary course of business. It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation’s financial position.

NOTE 19 - Stock Repurchase Plan

            On April 16, 2002, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,973 shares of the Corporation’s common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

            In the six months ended June 30, 2002, 17,622 shares were purchased by the Corporation through this and a similar repurchase plan through the open market.

NOTE 20 - Subsequent Event

            On July 16, 2002, the Board of Directors of the Corporation approved a quarterly dividend of $.12 per share to be paid on August 15, 2002 to shareholders of record on August 1, 2002.

NOTE 21 - Fair Values of Financial Instruments

            The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair values.

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

  Short-term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

            The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	June 30,

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$27,326	$27,326	$29,057	$29,057
Federal funds sold and Due From Time	22,083	22,083	49,259	49,273
Securities	144,314	144,314	125,781	125,781
Loans	466,974	479,935	402,432	410,440
Allowance for loan losses	(6,394)	(6,394)	(5,745)	(5,745)

Financial Liabilities
Deposits	561,814	563,189	542,566	546,191
Short Term Borrowings	45,629	45,720	14,945	14,988

Off-balance Sheet Financial Instruments
Loan commitments		131,771		125,400
Letters of credit		7,427		5,333

NOTE 22 - Comprehensive Income

            The Corporation has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”. This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2002	2001	2001

Net Income	$4,680	$4,487	$8,802
Other Comprehensive Income:
Unrealized gain on securities
available-for-sale, net of tax	78	1,126	1,409

Comprehensive Income	$4,758	$5,613	$10,211

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

            Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation’s consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

            Net income for the second quarter of 2002 was $2,394,000, or $.37 diluted earnings per share, compared with $2,376,000, or $.37 diluted earnings per share, for the second quarter of 2001. Net income for the first six months of 2002 was $4,680,000 or $.73 diluted earnings per share, compared with $4,487,000 or $.69 diluted earnings per share for the first six months of the prior year. Net income for the first six months of last year would have been $4,879,000 or $.75 per diluted share if certain merger related expenses recorded in the first quarter of 2001 were excluded. Per share amounts are based on average diluted shares outstanding of 6,441,752 for the first six months of 2002 and 6,506,127 for the comparable period of 2001 adjusted to reflect stock options granted.

            Outstanding loans at June 30, 2002 of $467.0 million represented an increase of $64.5 million, or 16.0%, over June 30, 2001 and an increase of $36.2 million, or 8.4%, from December 31, 2001.

            Total deposits at June 30, 2002 of $561.8 million represented an increase of $19.2 million, or 3.5%, over June 30, 2001 and an increase of $18.0 million, or 3.3%, from December 31, 2001.

            The following table summarizes the Corporation’s performance for the six months ended June 30, 2002 and 2001 (tax equivalent basis and dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest Income	$9,687	$11,556	$19,253	$23,643
Interest Expense	2,199	4,272	4,331	9,172

Net Interest Income	7,488	7,284	14,922	14,471
Provision for Loan Losses	470	310	1,015	490

Net Interest Income After
Provision for Loan Losses	7,018	6,974	13,907	13,981
Non-Interest Income	1,332	1,111	2,582	2,149
Non-Interest Expense	4,681	4,452	9,324	9,275

Income Before Income Tax	3,669	3,633	7,165	6,855
Income Tax Expense	1,275	1,257	2,485	2,368

Net Income	$2,394	$2,376	$4,680	$4,487

Net Income per Share-
Basic	$0.38	$0.38	$0.75	$0.71
Diluted	0.37	0.37	0.73	0.69

Return on Average Assets	1.46%	1.53%	1.46%	1.45%
Return on Average Stockholders’ Equity	15.43%	16.45%	15.21%	15.78%

Summary of Earning Assets and Interest-Bearing Liabilities

            The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 2002 and 2001 (rates on tax equivalent basis):

	Three Months Ended June 30,

	2002			2001

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$16,488	$72	1.75%	$55,316	$605	4.38%
Investment Securities (Taxable)	138,271	1,662	4.82%	133,817	1,979	5.93%
Investment Securities (Tax-exempt)	1,961	28	5.82%	240	5	7.68%
Loans, Net of Unearned Discount(1)	462,467	7,925	6.87%	396,672	8,967	9.07%

Total Earning Assets	619,187	9,687	6.28%	586,045	11,556	7.91%

Non-interest Earning Assets:
Cash and Due From Banks	25,772			23,980
Other Assets	18,998			19,249
Allowance for Loan Losses	(6,428)			(5,630)

Total Assets	$657,529			$623,644

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$179,847	661	1.47%	$159,463	1,095	2.75%
Savings	109,879	508	1.85%	102,511	939	3.67%
Certificates of Deposit under $100,000 and IRA’s	63,245	513	3.26%	83,133	1,197	5.78%
Certificates of Deposit $100,000 or more	44,502	359	3.24%	59,587	862	5.80%
Other Time	316	3	3.33%	778	12	6.08%
Other Borrowings	36,145	155	1.72%	18,224	167	3.67%

Total Interest-Bearing Liabilities	433,934	2,199	2.03%	423,696	4,272	4.04%

Non-interest Bearing Liabilities:
Demand Deposits	157,983			137,257
Other Liabilities	3,367			4,764
Shareholders’ Equity	62,245			57,927

Total Liabilities and Shareholders’ Equity	$657,529			$623,644

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$7,488	4.85%		$7,284	4.98%

______________

(1)	Loan interest income includes various loan fees and loan volumes include loans on non-accrual.

(2)	Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (cont’d.)

            The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first six months of 2002 and 2001 (rates on tax equivalent basis):

	Six Months Ended June 30,

	2002			2001

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$10,056	$91	1.82%	$59,727	$1,459	4.92%
Investment Securities (Taxable)	144,236	3,510	4.91%	135,658	4,125	6.13%
Investment Securities (Tax-exempt)	1,929	56	5.89%	240	9	7.72%
Loans, Net of Unearned Discount(1)	454,498	15,596	6.92%	389,299	18,050	9.35%

Total Earning Assets	610,719	19,253	6.36%	584,924	23,643	8.15%

Non-interest Earning Assets:
Cash and Due From Banks	24,950			23,650
Other Assets	18,902			19,500
Allowance for Loan Losses	(6,318)			(5,547)

Total Assets	$648,253			$622,527

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$176,683	1,226	1.40%	$163,483	2,489	3.07%
Savings	109,339	982	1.81%	100,522	2,024	4.06%
Certificates of Deposit under $100,000 and IRA’s	62,900	1,057	3.39%	83,249	2,445	5.92%
Certificates of Deposit $100,000 or more	45,110	769	3.44%	60,708	1,812	6.02%
Other Time	363	7	3.58%	778	24	6.18%
Other Borrowings	36,089	290	1.62%	18,473	378	4.13%

Total Interest-Bearing Liabilities	430,484	4,331	2.03%	427,213	9,172	4.33%

Non-interest Bearing Liabilities:
Demand Deposits	152,415			133,632
Other Liabilities	3,315			4,324
Shareholders’ Equity	62,039			57,358

Total Liabilities and Shareholders’ Equity	$648,253			$622,527

Net Interest Income and Margin (Tax- equivalent Basis)(2)		$14,922	4.93%		$14,471	4.99%

______________

(1)	Loan interest income includes various loan fees and loan volumes include loans on non-accrual.

(2)	Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

Net Interest Income

            Net interest income (tax equivalent) for the second quarter of 2002 was $7,488,000 which represented an increase of $204,000 or 2.8%, over the second quarter of 2001. In this same period, total interest income decreased $1,869,000 or 16.2% while total interest expense decreased $2,073,000 or 48.5% and reflects a 475 basis point decrease in the national prime rate for loans from January 2001.

            The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended June 30, 2002 and 2001:

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in Thousands)

	2nd Qtr. 2002 vs. 2nd Qtr. 2001 Increase (Decrease) Due to Changes in:			Six Months 2002 vs. Six Months 2001 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold	$(425)	$(108)	$(533)	$(1,213)	$(155)	$(1,368)
Investment Securities (Taxable)	66	(383)	(317)	261	(876)	(615)
Investment Securities (Tax-exempt)	33	(9)	24	67	(20)	47
Loans, Net of Unearned Discount	1,487	(2,530)	(1,043)	3,023	(5,477)	(2,454)

Total Interest Income	1,161	(3,030)	(1,869)	2,138	(6,528)	(4,390)

Interest-Bearing Liabilities:
Deposits	(304)	(1,757)	(2,061)	(697)	(4,055)	(4,752)
Other Borrowings	164	(176)	(12)	360	(448)	(88)

Total Interest Expense	(140)	(1,933)	(2,073)	(337)	(4,503)	(4,840)

Net Interest Income	$1,301	$(1,097)	$204	$2,475	$(2,025)	$450

Allowance for Loan Losses and Non-Performing Assets

            The Corporation’s allowance for loan losses was $6,394,000, or 1.37% of total loans, as of June 30, 2002 compared to $5,745,000, or 1.43% of total loans, as of June 30, 2001.

            Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Balance, Beginning of Period	$6,534	$5,537	$6,015	$5,399
Provisions, Charged to Income	470	310	1,015	490

Loans Charged-Off	(650)	(135)	(692)	(225)
Recoveries of Loans Previously
Charged-Off	40	33	56	81

Net Loans (Charged-Off)
Recovered	(610)	(102)	(636)	(144)

Balance, End of Period	$6,394	$5,745	$6,394	$5,745

            For the six months ended June 30, 2002 and 2001, net charge-offs (recoveries) were .14% and .04% of loans, respectively, not annualized. The loan charge-offs recorded in the second quarter of 2002 were primarily related to five loans and reflect the weakness in the economy.

            The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001

Non-Accrual Loans	$3,870	$3,458	$4,115	$2,632	$2,611
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and
Other Foreclosed Assets	56	97	444	511	643

Total Non-Performing Assets	$3,926	$3,555	$4,559	$3,143	$3,254

As a Percent of:
Total Assets	0.58%	0.56%	0.72%	0.50%	0.52%
Total Loans and Other Real Estate/Foreclosed Assets	0.84%	0.78%	1.06%	0.75%	0.81%

Loans Past Due 90 days or More and Still Accruing	$13	$228	$16	$58	$315

            Non-accrual loans to total loans were .83% at June 30, 2002 and non-performing assets were .84% of loans and other real estate owned/foreclosed assets at the same date.

            As of June 30, 2002, non-accrual loans were comprised of $3,073,000 in commercial loans, $270,000 in real estate mortgage loans, $339,000 in real estate construction loans and $188,000 in consumer loans. During the quarter ended June 30, 2002, payments of just over $1,000,000 were collected on non-accrual loans but an additional $1,900,000 of loans were placed on non-accrual, $1,200,000 of which was one commercial borrower.

            As of June 30, 2002, there was no other real estate owned. However, the Company has $56,000 in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet, which represents an inventory of textbooks. These assets are in process of liquidation, however the process is expected to take several months. The cost of liquidation is recorded as a current period expense and all proceeds from sale of inventory reduces the carrying-value of the inventory. The expense for the three months ended June 30, 2002 and 2001 was $39,000 and $46,000, respectively.

            The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001

Non-Performing Loans	$3,870	$3,458	$4,115	$2,632	$2,611
Criticized Loans	25,398	23,043	24,879	18,713	11,677
Allowance for Loan Losses	6,394	6,534	6,015	6,190	5,745
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	165%	189%	146%	235%	220%
Criticized Loans	25%	28%	24%	33%	49%

Non-Interest Income

            The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

            The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Service Charges on Deposit Accounts	$723	$592	22.1%	$1,368	$1,146	19.4%
Gain on Sale of Securities	2	-0-	—	2	-0-	—
Non-recurring Income	-0-	-0-	—	51	-0-	—
Other Non-interest Income	607	519	16.9	1,161	1,003	15.8

Total Non-interest Income	$1,332	$1,111	19.9%	$2,582	$2,149	20.1%

            The increase in other non-interest income in the second quarter of 2002 as compared to the same quarter last year is primarily due to increases in mortgage brokerage/origination fees, letter of credit fees and ATM service fees.

Non-interest Expense

            Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

            The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Salaries & Employee Benefits	$2,873	$2,593	10.8%	$5,740	$5,132	11.8%
Occupancy Expense - Net	318	315	1.0	570	624	(8.7)
Furniture and Equipment Expense	368	366	0.5	772	727	6.2
Other Real Estate and Foreclosed
Asset Expense - Net	39	46	(15.2)	108	127	(15.0)
Merger Related Expense	-0-	-0-	—	-0-	598	—
Other Expenses:
Business Development	225	175	28.6	393	312	26.0
Insurance - Other	44	30	46.7	77	63	22.2
Legal & Professional Fees	168	156	7.7	341	314	8.6
Taxes - Other	22	36	(38.9)	36	72	(50.0)
Postage & Courier	85	77	10.4	172	162	6.2
Printing & Supplies	77	107	(28.0)	157	185	(15.1)
Regulatory Fees & Assessments	61	62	(1.6)	119	124	(4.0)
Other Operating Expenses	401	489	(18.0)	839	835	0.5

Total Other Expenses	1,083	1,132	(4.3)	2,134	2,067	3.2

Total Non-interest Expense	$4,681	$4,452	5.1%	$9,324	$9,275	0.5%

            Total non-interest expense increased 5.1% in the second quarter of 2002 over 2001, primarily due to $280,000 of additional salary expenses from staffing additions made in the fourth quarter of 2001 and the first quarter of 2002. Excluding these expenses for salaries and benefits, non-interest expenses were down $51,000 or 2.0% in the second quarter of 2002 over 2001, reflecting decreases in supplies expenses and franchise tax expenses. As a percent of average assets, non-interest expenses were 2.86% in the second quarter of 2002 (annualized) and 2.86% in the same period of 2001. The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 53.07% for the second quarter of 2002.

            Other Real Estate and Foreclosed Asset Expense in the second quarter of 2002 includes $39,000 of expense related to Other Foreclosed Assets. These expenses are the costs to liquidate the inventory of textbooks.

Interest Rate Sensitivity

            Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

            The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at June 30, 2002 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within:			Total Rate Sensitive	Repriced After 1 Year or

	30 Days or Less	31-180 Days	181 to One Year	One Year or Less	Non-interest Sensitive	Total

Earning Assets:
Loans	$273,563	$23,687	$18,699	$315,949	$151,025	$466,974
Investment Securities	4,416	33,329	13,392	51,137	93,177	144,314
Federal Funds Sold and Due From Time	22,083	-0-	-0-	22,083	-0-	22,083

Total Earning Assets	300,062	57,016	32,091	389,169	244,202	633,371

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	288,182	-0-	-0-	288,182	-0-	288,182
Certificate of Deposits under $100,000 and IRA's	5,490	24,924	21,294	51,708	13,601	65,309
Certificate of Deposits > $100,000	5,026	19,760	13,229	38,015	6,868	44,883
Short Term Borrowings	21,621	17,000	7,008	45,629	-0-	45,629

Total Interest Bearing Liabilities	320,319	61,684	41,531	423,534	20,469	444,003

Interest Sensitivity
Gap	$(20,257)	$(4,668)	$(9,440)	$(34,365)	$223,733	$189,368

Cumulative Gap	$(20,257)	$(24,925)	$(34,365)

Cumulative Gap to Total Earning Assets	(3.20%)	(3.94%)	(5.43%)
Cumulative Gap to Total Assets	(3.01%)	(3.70%)	(5.10%)

            The preceding static GAP report reflects a cumulative liability sensitive position during the one year horizon. An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general. For instance, the rate paid on NOW accounts typically moves slower than the three month T-Bill. Management attempts to capture this relative volatility by utilizing a simulation model with a “beta factor” adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

            Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general. For instance, NOW, savings and money market accounts, which are repriceable within 30 days will have considerably lower beta factors than variable rate loans and most investment categories. Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.

            As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static GAP report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (5.10%) was reversed to a positive 18.54% “beta adjusted” GAP position.

            Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

            The Corporation manages its interest rate risk through structuring the balance sheet to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. This process requires a balance between profitability, liquidity and interest rate risk.

            To effectively measure and manage interest rate risk, the Corporation uses simulation analysis to determine the impact on net interest income and the market value of equity for changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed by senior management, the Asset/Liability Management Committee and the Corporation’s Board of Directors on an ongoing basis.

            Based on simulation analysis of the interest rate sensitivity inherent in the Corporation’s net interest income and market value of equity, as of June 30, 2002 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Corporation is somewhat asset sensitive. The analysis indicates an instantaneous 100 basis point move upward in interest rates would increase net interest income by 3.4% and increase the market value of equity by 2.8%. These sensitivities are all within the threshold set by the Corporation’s Asset/Liability Committee. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast to the actual effect of a change in market interest rates on the Corporation. The market value sensitivity analysis presented includes assumptions that the composition of the Corporation’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market interest rates will have on the Corporation.

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

            The Federal Reserve Board and Comptroller of the Currency also have risk-adjusted capital adequacy guidelines. Capital under these new guidelines is defined as Tier I and Tier II. At Summit Bancshares, Inc., the only components of Tier I and Tier II capital are shareholders’ equity and a portion of the allowance for loan losses, respectively. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two-step process whereby the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category.

            The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2002, the Corporation’s Tier I capital represented 12.30% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 13.55% of risk weighted assets. Both ratios are well above current regulatory guidelines.

            Also, as of June 30, 2002, the Corporation and its Subsidiary Bank met the criteria for classification as a “well-capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

            The Corporation and Subsidiary Bank’s regulatory capital positions as of June 30, 2002, were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

CONSOLIDATED:
As of June 30, 2002
Total Capital (to Risk Weighted Assets)	$67,987	13.55%	$40,135	8.00%
Tier I Capital (to Risk Weighted Assets)	61,714	12.30%	20,067	4.00%
Tier I Capital (to Average Assets)	61,714	9.16%	20,220	3.00%

SUMMIT BANK, N.A.:
As of June 30, 2002
Total Capital (to Risk Weighted Assets)	$67,241	13.40%	$40,130	8.00%	$50,163	10.00%
Tier I Capital (to Risk Weighted Assets)	60,969	12.15%	20,065	4.00%	30,098	6.00%
Tier I Capital (to Average Assets)	60,969	9.05%	20,219	3.00%	33,698	5.00%

Forward-Looking Statements

            Certain statements contained in this document, which are not historical in nature, including statements regarding the Corporation’s and/or management’s intentions, strategies, beliefs, expectations, representations, plans, projections, or predictions of the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act. We are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are made based on assumptions involving certain known and unknown risks and uncertainties, many of which are beyond the Corporation’s control, and other important factors that could cause actual results, performance or achievements to differ materially from the expectations expressed or implied by such forward-looking statements. These risk factors and uncertainties are listed from time to time in the Corporation’s filings with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

              Not applicable

Item 2.     Change in Securities

              Not applicable

Item 3.     Defaults Upon Senior Securities

              Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            At the Corporation’s annual shareholders’ meeting, held on April 17, 2002, the shareholders of the Corporation:

      ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 2002. The shareholder vote in this matter was 4,720,428 for, 6,100 against, and 1,086 abstaining.
      elected the Board of Directors, consisting of eleven (11) persons. The following directors, constituting the entire Board of Directors, were elected:
	For	Against	Abstain

D. Jerrell Farr	4,694,519	-0-	33,095
Elliott S. Garsek	4,635,119	59,400	33,095
Ronald J. Goldman	4,634,119	60,400	33,095
F.S. Gunn	4,694,519	-0-	33,095
Robert L. Herchert	4,614,919	79,600	33,095
Jay J. Lesok	4,694,519	-0-	33,095
Wiliam W. Meadows	4,635,119	59,400	33,095
James L. Murray	4,325,497	369,022	33,095
Philip E. Norwood	4,631,019	63,500	33,095
Byron B. Searcy	4,635,119	59,400	33,095
Roderick D. Stepp	4,674,319	20,200	33,095

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

SUMMIT BANCSHARES, INC. Registrant
Date: 07-25-02	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman & President

Date: 07-25-02	By:	/s/ Bob G. Scott

Bob G. Scott, Executive Vice President and Chief Operating Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page No.

11	Computation of Earnings Per Common Share