Form 10-Q/A
period 2002-06-30
SUMMIT BANCSHARES INC /TX/
filed 2002-08-16
CIK 745344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

                           AMENDMENT TO APPLICATION OR
                            REPORT FILED PURSUANT TO
                             SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             SUMMIT BANCSHARES, INC.

                             ----------------------

                                 AMENDMENT NO. 1

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The list of exhibits is amended to add the following:

          Exhibit No.   Exhibit
          -----------   -------

             99.1 Certification of Chief Executive Officer of Summit Bancshares, Inc.

             99.2 Certification of Chief Financial Officer of Summit Bancshares, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                             SUMMIT BANCSHARES, INC.

                             By:  /s/ Bob G. Scott
                             ------------------------------------
                             Bob G. Scott
                             Executive Vice President and COO/CFO