Form 10-Q
period 2002-09-30
SUMMIT BANCSHARES INC /TX/
filed 2002-11-14
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Mark One

          |X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002; or

          |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transition period from                to                .
                                              --------------    --------------

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

                                    No Change
                   -----------------------------------------
                    (Former name, former address and former
                   fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock, $1.25 par value, outstanding at September 30, 2002 was 6,274,664 shares.

                    SUMMIT BANCSHARES, INC.

                             INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2002
         and 2001 and at December 31, 2001                                   4

         Consolidated Statements of Income for the
         Nine Months Ended September 30, 2002 and 2001
         and for the Year Ended December 31, 2001                            5

         Consolidated Statements of Income for the Three
         Months Ended September 30, 2002 and 2001                            6

         Consolidated Statements of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 2002
         and 2001 and for the Year Ended December 31, 2001                   7

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2002 and 2001 and for
         the Year Ended December 31, 2001                                    8

         Notes to Consolidated Financial Statements for the Nine
         Months Ended September 30, 2002 and 2001 and for the
         Year Ended December 31, 2001                                     9-20

The September 30, 2002 and 2001 and the December 31, 2001 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Three Months
         and Nine Months Ended September 30, 2002 and 2001               21-29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         29

Item 4.  Controls and Procedures                                            29

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

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                      September 30,        (Unaudited)
                                                                                  ---------------------    December 31,
                                                                                     2002         2001         2001
                                                                                  ---------    ---------    ---------
ASSETS                                                                                      (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                                  $  25,781    $  28,992    $  29,178
FEDERAL FUNDS SOLD & DUE FROM TIME                                                      114        1,116        2,284
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                       168,250      161,223      160,136
LOANS - NOTES 3, 11 AND 17
  Loans, Net of Unearned Discount                                                   474,401      421,048      430,754
      Allowance for Loan Losses                                                      (6,334)      (6,190)      (6,015)
                                                                                  ---------    ---------    ---------
                LOANS, NET                                                          468,067      414,858      424,739

PREMISES AND EQUIPMENT - NOTE 4                                                      10,011        8,024        8,131
ACCRUED INCOME RECEIVABLE                                                             3,755        4,417        4,411
OTHER REAL ESTATE - NOTE 5                                                              250          -0-          -0-
OTHER ASSETS                                                                          6,377        4,897        7,077
                                                                                  ---------    ---------    ---------

                TOTAL ASSETS                                                      $ 682,605    $ 623,527    $ 635,956
                                                                                  =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                      $ 157,519    $ 139,981    $ 150,040
  Interest-Bearing                                                                  413,391      395,874      393,763
                                                                                  ---------    ---------    ---------

                TOTAL DEPOSITS                                                      570,910      535,855      543,803

SHORT TERM BORROWINGS - NOTE 7                                                       43,871       23,590       28,366
NOTE PAYABLE - NOTE 8                                                                   -0-          300          -0-
ACCRUED INTEREST PAYABLE                                                                372          737          605
OTHER LIABILITIES                                                                     2,679        3,083        2,646
                                                                                  ---------    ---------    ---------

                TOTAL LIABILITIES                                                   617,832      563,565      575,420
                                                                                  ---------    ---------    ---------

COMMITMENTS AND CONTINGENCIES - NOTES 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,274,664,
    6,317,773 and 6,262,961 shares issued and outstanding at September 30, 2002
    and 2001 and at December 31, 2001, respectively                                   7,843        7,897        7,829
  Capital Surplus                                                                     7,056        6,844        6,865
  Retained Earnings                                                                  48,704       43,967       44,166
  Accumulated Other Comprehensive Income - Unrealized Gain
    on Available-for-Sale Investment Securities, Net of Tax                           2,483        2,217        1,694
  Treasury Stock at Cost (60,322, 47,912 and 1,000 shares at
    September 30, 2002 and 2001 and at December 31, 2001, respectively)              (1,313)        (963)         (18)
                                                                                  ---------    ---------    ---------

                TOTAL SHAREHOLDERS' EQUITY                                           64,773       59,962       60,536
                                                                                  ---------    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 682,605    $ 623,527    $ 635,956
                                                                                  =========    =========    =========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)
                                                                           For the Nine
                                                                           Months Ended     (Unaudited)
                                                                           September 30,     Year Ended
                                                                        ------------------   December 31,
                                                                         2002       2001       2001
                                                                        -------    -------    -------
                                                                    (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                            $23,528    $26,643    $34,548
  Interest and Dividends on Investment Securities:
    Taxable                                                               5,284      5,949      7,966
    Exempt from Federal Income Taxes                                         71          9         11
  Interest on Federal Funds Sold and Due From Time                          171      1,936      1,972
                                                                        -------    -------    -------

               TOTAL INTEREST INCOME                                     29,054     34,537     44,497
                                                                        -------    -------    -------

INTEREST EXPENSE
  Interest on Deposits                                                    6,065     12,411     14,967
  Interest on Short Term Borrowings                                         466        491        559
  Interest on Note Payable                                                  -0-          1          1
                                                                        -------    -------    -------

               TOTAL INTEREST EXPENSE                                     6,531     12,903     15,527
                                                                        -------    -------    -------

               NET INTEREST INCOME                                       22,523     21,634     28,970

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                  2,365        860      1,755
                                                                        -------    -------    -------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                 20,158     20,774     27,215
                                                                        -------    -------    -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                    2,161      1,740      2,400
  Gain on Sale of Investment Securities                                     165        -0-        -0-
  Other Income                                                            1,786      1,554      2,116
                                                                        -------    -------    -------

               TOTAL NON-INTEREST INCOME                                  4,112      3,294      4,516
                                                                        -------    -------    -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                                8,508      7,753     10,564
  Occupancy Expense - Net                                                   855        996      1,294
  Furniture and Equipment Expense                                         1,160      1,118      1,472
  Other Real Estate Owned and Foreclosed Asset Expense - Net                148        174        224
  Merger Related Expense - NOTE 9                                           -0-        598        598
  Other Expense - NOTE 9                                                  2,868      3,009      4,113
                                                                        -------    -------    -------

               TOTAL NON-INTEREST EXPENSE                                13,539     13,648     18,265
                                                                        -------    -------    -------

               INCOME BEFORE INCOME TAXES                                10,731     10,420     13,466

APPLICABLE INCOME TAXES - NOTE 10                                         3,679      3,601      4,664
                                                                        -------    -------    -------

               NET INCOME                                               $ 7,052    $ 6,819    $ 8,802
                                                                        =======    =======    =======

               NET INCOME PER SHARE - NOTE 15
                       Basic                                            $  1.13    $  1.08    $  1.39
                       Diluted                                             1.10       1.05       1.36

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    (Unaudited)
                                                             For the Three Months Ended
                                                                   September 30,
                                                                ------------------
                                                                  2002       2001
                                                                -------    -------
                                                       (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                    $ 7,951    $ 8,592
  Interest and Dividends on Investment Securities:
     Taxable                                                      1,774      1,824
     Exempt from Federal Income Taxes                                34          3
  Interest on Federal Funds Sold and Due From Time                   80        478
                                                                -------    -------

               TOTAL INTEREST INCOME                              9,839     10,897
                                                                -------    -------

INTEREST EXPENSE
  Interest on Deposits                                            2,024      3,617
  Interest on Short Term Borrowings                                 176        113
  Interest on Note Payable                                          -0-          1
                                                                -------    -------

               TOTAL INTEREST EXPENSE                             2,200      3,731
                                                                -------    -------

               NET INTEREST INCOME                                7,639      7,166

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                          1,350        370
                                                                -------    -------

               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          6,289      6,796
                                                                -------    -------

NON-INTEREST INCOME
  Service Charges and Fees on Deposits                              793        594
  Gain on Sale of Investment Securities                             163        -0-
  Other Income                                                      574        551
                                                                -------    -------
               TOTAL NON-INTEREST INCOME                          1,530      1,145
                                                                -------    -------

NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                        2,768      2,621
  Occupancy Expense - Net                                           285        372
  Furniture and Equipment Expense                                   388        391
  Other Real Estate Owned and Foreclosed Asset Expense - Net         40         47
  Other Expense                                                     734        942
                                                                -------    -------

               TOTAL NON-INTEREST EXPENSE                         4,215      4,373
                                                                -------    -------

               INCOME BEFORE INCOME TAXES                         3,604      3,568

APPLICABLE INCOME TAXES - NOTE 10                                 1,232      1,236
                                                                -------    -------

               NET INCOME                                       $ 2,372    $ 2,332
                                                                =======    =======

               NET INCOME PER SHARE  - NOTE 15
                       Basic                                    $  0.38    $  0.37
                       Diluted                                     0.37       0.36

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                                                                      Accumulated
                                                                                   Other Comprehensive
                                                                                      Income - Net                       Total
                                  Common Stock                                     Unrealized Gain on                   Share-
                              ---------------------        Capital       Retained       Investment       Treasury       Holder's
                              Shares         Amount        Surplus       Earnings       Securities        Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 2001                6,362,278       $ 7,953       $ 6,678       $ 40,655           $ 285      $     -0-        $ 55,571

Stock Options Exercised           33,600            42           166                                                           208
Purchases of Stock Held
  in Treasury                                                                                               (2,474)         (2,474)
Retirement of Stock Held
  in Treasury                    (78,105)          (98)                      (1,413)                         1,511             -0-
Cash Dividend -
  $.33 Per Share                                                             (2,094)                                        (2,094)
Net Income for the
  Nine Months Ended
  Sepember 30, 2001                                                           6,819                                          6,819
Securities Available-
  for-Sale Adjustment                                                                         1,932                          1,932
                                                                                                                          ---------
    Total Comprehensive
       Income - NOTE 22                                                                                                      8,751
                               ---------       -------       -------       --------         -------       --------        --------

BALANCE AT
September 30, 2001             6,317,773         7,897         6,844         43,967           2,217           (963)         59,962

Stock Options Exercised            4,600             6            21                                                            27
Purchases of Stock Held
  in Treasury                                                                                                 (225)           (225)
Retirement of Stock Held
  in Treasury                    (59,412)          (74)                      (1,096)                         1,170             -0-
Cash Dividend -
  $.11 Per Share                                                               (688)                                          (688)
Net Income for the
  Three Months Ended
   December 31, 2001                                                          1,983                                          1,983
Securities Available-
  for-Sale Adjustment                                                                          (523)                          (523)
                                                                                                                          ---------
    Total Comprehensive
       Income - NOTE 22                                                                                                      1,460
                               ---------       -------       -------       --------         -------       --------        --------

BALANCE AT
December 31, 2001              6,262,961         7,829         6,865         44,166           1,694            (18)         60,536

Stock Options Exercised           25,325            31           191                                                           222
Purchases of Stock Held
  in Treasury                                                                                               (1,574)         (1,574)
Retirement of Stock Held
  in Treasury                    (13,622)          (17)                        (262)                           279             -0-
Cash Dividend -
  $.36 Per Share                                                             (2,252)                                        (2,252)
Net Income for the
  Nine Months Ended
  September 30, 2002                                                          7,052                                          7,052
Securities Available-
  for-Sale Adjustment                                                                           789                            789
                                                                                                                          ---------
    Total Comprehensive
       Income - NOTE 22                                                                                                      7,841
                               ---------       -------       -------       --------         -------       --------        --------

BALANCE AT
September 30, 2002             6,274,664       $ 7,843       $ 7,056       $ 48,704         $ 2,483       $ (1,313)       $ 64,773
                               =========       =======       =======       ========         =======       ========        ========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    AND FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                          (Unaudited)
                                                                   For the Nine Months Ended   (Unaudited)
                                                                          September 30,         Year Ended
                                                                    -----------------------    December 31,
                                                                      2002          2001          2001
                                                                    ---------     ---------     ---------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $   7,052     $   6,819     $   8,802
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                         817           782         1,058
    Net Premium Amortization of Investment Securities                     681            42           240
    Provision for Loan Losses                                           2,365           860         1,755
    Deferred Income Taxes Benefit                                        (168)         (575)         (480)
    Net Gain  on Sale of Investment Securities                           (165)          -0-           -0-
    Writedown of Other Real Estate                                        -0-            11            11
    Writedown of Foreclosed Assets                                        -0-           301           300
    Net Gain From Sale of Other Real Estate                               (17)         (308)         (308)
    Net Gain From Sale of Foreclosed Assets                              (319)          -0-           -0-
    Net Loss From Sale of Premises and Equipment                           11           -0-             1
    Net Decrease (Increase) in Accrued Income and Other Assets            694         1,839          (252)
    Net Decrease in Accrued Expenses and Other Liabilities               (200)         (154)         (723)
                                                                    ---------     ---------     ---------
      Total Adjustments                                                 3,699         2,798         1,602
                                                                    ---------     ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        10,751         9,617        10,404
                                                                    ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease in Federal Funds Sold and Due From Time                  2,170        45,345        44,177
  Proceeds from Matured and Prepaid Investment Securities
   o  Held-to-Maturity                                                    -0-        15,000        15,000
   o  Available-for-Sale                                               40,307        76,401        85,127
  Proceeds from Sales of Investment Securities                        143,444         9,987        60,139
  Purchase of Investment Securities
   o  Available-for-Sale                                             (191,187)     (110,080)     (168,860)
  Loans Originated and Principal Repayments, Net                      (46,481)      (41,265)      (51,670)
  Recoveries of Loans Previously Charged-Off                              138           192           268
  Proceeds from Sale of Premises and Equipment                             31           126           126
  Proceeds from Sale of Other Real Estate & Repossessed Assets          1,150         1,073           716
  Purchases of Premises and Equipment                                  (2,728)         (808)       (1,191)
                                                                    ---------     ---------     ---------
      NET CASH USED BY INVESTING ACTIVITIES                           (53,156)       (4,029)      (16,168)
                                                                    ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
   Accounts and Interest Bearing Transaction Accounts                  26,547        13,450        34,868
  Net Increase (Decrease) in Certificates of Deposit                      560       (17,261)      (30,731)
  Net Increase in Short Term Borrowings                                15,505         3,680         8,456
  Proceeds from Note Payable                                              -0-           300           -0-
  Payments of Cash Dividends                                           (2,252)       (2,094)       (2,782)
  Proceeds from Stock Options Exercised                                   222           208           235
  Purchase of Treasury Stock                                           (1,574)       (2,474)       (2,699)
                                                                    ---------     ---------     ---------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                39,008        (4,191)        7,347
                                                                    ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                     (3,397)        1,397         1,583

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         29,178        27,595        27,595
                                                                    ---------     ---------     ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                            $  25,781     $  28,992     $  29,178
                                                                    =========     =========     =========

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES

  Interest Paid                                                     $   6,764     $  13,257     $  16,013
  Income Taxes Paid                                                     3,729         2,607         5,555
  Bank Financed Sales of Other Real Estate                                -0-           -0-           440

The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)

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

Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its Subsidiaries, the "Corporation"), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation and Summit Bank, National Association (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

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

Cash and Due From Banks

     The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first nine months of 2002 the average cash balance maintained at the Federal Reserve Bank was $1,359,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $18,671,000 during the same period.

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

NOTE 2 - Investment Securities

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                     September 30, 2002
                                                      ---------------------------------------------
                                                                   Gross       Gross
                                                      Amortized  Unrealized  Unrealized      Fair
                                                        Cost       Gains       Losses        Value
                                                      --------    --------    --------     --------
Investment Securities - Available-for-Sale
  U.S. Treasury Securities                            $  4,000    $     47       $ -0-     $  4,047
  U.S. Government Agencies
    and Corporations                                   119,884       3,371         (71)     123,184
  U.S. Government Agency Mortgage
    Backed Securities                                   34,173         319         (13)      34,479
  Obligations of States and Political Subdivisions       4,789         113          (4)       4,898
  Federal Reserve and Federal Home Loan Bank Stock       1,642         -0-         -0-        1,642
                                                      --------    --------    --------     --------

     Total Available-for-Sale Securities               164,488       3,850         (88)     168,250
                                                      --------    --------    --------     --------

        Total Investment Securities                   $164,488    $  3,850    $    (88)    $168,250
                                                      ========    ========    ========     ========

     All investment securities are carried on the consolidated balance sheet as of September 30, 2002 at fair value. The net unrealized gain of $3,762,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 2 - Investment Securities (cont'd.)

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                     September 30, 2002
                                                      ---------------------------------------------
                                                                   Gross       Gross
                                                      Amortized  Unrealized  Unrealized      Fair
                                                        Cost       Gains       Losses        Value
                                                      --------    --------    --------     --------
Investment Securities - Available-for-Sale
  U.S. Treasury Securities                            $ 10,040    $    225       $ -0-     $ 10,265
  U.S. Government Agencies
    and Corporations                                   124,077       2,841         -0-      126,918
  U.S. Government Agency Mortgage
    Backed Securities                                   22,291         290         -0-       22,581
  Obligations of States and Political Subdivisions         125           2         -0-          127
  Federal Reserve and Federal Home Loan Bank Stock       1,332         -0-         -0-        1,332
                                                      --------    --------    --------     --------

     Total Available-for-Sale Securities               157,865       3,358         -0-      161,223
                                                      --------    --------    --------     --------

        Total Investment Securities                   $157,865    $  3,358    $    -0-     $161,223
                                                      ========    ========    ========     ========

     All investment securities are carried on the consolidated balance sheet as of September 30, 2001 at fair value. The net unrealized gain of $3,358,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

NOTE 3 - Loans and Allowance for Loan Losses

     The book values of loans by major type follow (in thousands):

                                                                       September 30,
                                                                  ----------------------- December 31,
                                                                     2002        2001        2001
                                                                  ---------   ---------    ---------

Commercial                                                        $ 197,346   $ 183,111    $ 184,716
Real Estate Mortgage - Commercial                                   131,874     101,573      107,600
Real Estate Mortgage - Residential                                   51,327      42,975       44,522
Real Estate Construction                                             59,996      61,040       60,548
Loans to Individuals                                                 33,859      32,364       33,376
Less:  Unearned Discount                                                 (1)        (15)          (8)
                                                                  ---------   ---------    ---------
                                                                    474,401     421,048      430,754
Allowance for Loan Losses                                            (6,334)     (6,190)      (6,015)
                                                                  ---------   ---------    ---------

     Loans - Net                                                  $ 468,067   $ 414,858    $ 424,739
                                                                  =========   =========    =========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30,        Year Ended
                                                    ---------------------   December 31,
                                                      2002        2001          2001
                                                    --------     --------     --------
Balance, Beginning of Period                        $  6,015     $  5,399     $  5,399
Provisions, Charged to Income                          2,365          860        1,755

Loans Charged-Off                                     (2,184)        (261)      (1,407)
Recoveries of Loans Previously
 Charged-Off                                             138          192          268
                                                    --------     --------     --------

          Net Loans (Charged-Off) Recovered           (2,046)         (69)      (1,139)
                                                    --------     --------     --------

Balance, End of Period                              $  6,334     $  6,190     $  6,015
                                                    ========     ========     ========

     The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2002 and September 30, 2001 of $2,365,000 and $860,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2001, a provision of $1,755,000 was recorded.

     At September 30, 2002, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $4,081,000 (of which $4,081,000 were on non-accrual status). The related allowance for loan losses for these loans was $974,000. The average recorded investment in impaired loans during the nine months ended September 30, 2002 was approximately $4,133,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

     The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                        September 30,
                                                    ---------------------   December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Land                                                $  2,317     $  2,317     $  2,317
Buildings and Improvements                             9,049        8,150        8,247
Furniture & Equipment                                  8,809        7,454        7,540
                                                    --------     --------     --------

Total Cost                                            20,175       17,921       18,104

Less:  Accumulated Amortization and Depreciation     (10,164)      (9,897)      (9,973)
                                                    --------     --------     --------

       Net Book Value                               $ 10,011     $  8,024     $  8,131
                                                    ========     ========     ========

NOTE 5 - Other Real Estate

     The carrying value of other real estate is as follows (in thousands):

                                                        September 30,
                                                    ---------------------   December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Other Real Estate                                   $    250     $    -0-     $    -0-
                                                    ========     ========     ========

     There were no direct writedowns of other real estate charged to income for the nine months ended September 30, 2002. There were direct writedowns of other real estate charged to income for the nine months ended September 30, 2001 of $11,000. For the year ended December 31, 2001, $11,000 was charged to income.

NOTE 6 - Deposits

         The book values of deposits by major type follow (in thousands):

                                                        September 30,
                                                    ---------------------    December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Noninterest-Bearing Demand Deposits                 $157,519     $139,981     $150,040
Interest-Bearing Deposits:
  Interest-Bearing Transaction
    Accounts and Money Market Funds                  182,130      170,793      175,965
  Savings                                            118,211       99,121      105,308
  Certificates of Deposits under $100,000 and IRA's   64,222       69,910       64,380
  Certificates of Deposits $100,000 or more           48,512       55,322       47,644
  Other                                                  316          728          466
                                                    --------     --------     --------
       Total                                         413,391      395,874      393,763
                                                    --------     --------     --------
           Total Deposits                           $570,910     $535,855     $543,803
                                                    ========     ========     ========

NOTE 7 - Short Term Borrowings

         Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30,        Year Ended
                                                    ---------------------    December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Securities Sold Under Repurchase Agreements:
     Average Balance                                $ 17,752     $ 17,935     $ 17,470
     Period-End Balance                               23,571       15,590       14,816
     Maximum Month-End Balance During Period          24,469       20,374       20,374
Interest Rate:
     Average                                            0.91%        3.49%        2.94%
     Period-End                                         1.11%        2.10%        0.75%
Federal Funds Purchased:
     Average Balance                                $  1,412     $    170     $    567
     Period-End Balance                                6,000        8,000        8,550
     Maximum Month-End Balance During Period           8,650        8,000        8,550
Interest Rate:
     Average                                            2.03%        3.54%        2.76%
     Period-End                                         2.21%        3.65%        1.92%

     The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas which allows it to borrow on a collateralized basis at a fixed term. At September 30, 2002, $12,000,000 of borrowings were outstanding under the line of credit at an average rate of 2.39%, $7,000,000 of which matures in October, 2002 and $5,000,000 maturing in May, 2003. For the nine months ended September 30, 2002, the Corporation had average borrowings of $17,345,000. In addition, at September 30, 2002, the subsidiary had $2,300,000 borrowed under a match funding agreement with Federal Home Loan Bank at a rate of 4.41% which matures in June 2003. For the nine months ended September 30, 2001, the subsidiary had no borrowings outstanding. At December 31, 2001, $5,000,000 of borrowings were outstanding at a rate of 1.92% which matured in January 2002. For the year ended December 31, 2001, the Corporation had average borrowings of $452,000.

NOTE 8 - Notes Payable

     On September 15, 2002, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and matures on September 15, 2003, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of September 30, 2002, no funds had been borrowed under these lines nor were any borrowings outstanding. As of September 30, 2001, $300,000 was borrowed under these lines.

NOTE 9 - Other Non-Interest Expense

     The significant components of other non-interest expense are as follows (in thousands):

                                                     Nine Months Ended
                                                        September 30,        Year Ended
                                                    ---------------------    December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Business Development                                $    600     $    458     $    734
Legal and Professional Fees                              501          477          634
Printing and Supplies                                    233          260          362
Regulatory Fees and Assessments                          179          191          244
Other                                                  1,355        1,623        2,139
                                                    --------     --------     --------

       Total                                        $  2,868     $  3,009     $  4,113
                                                    ========     ========     ========

NOTE 10 - Income Taxes

     Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                       September 30,
                                                    ---------------------   December 31,
                                                      2002         2001        2001
                                                    --------     --------     --------
Current Tax Asset (Liability)                       $    374     $ (1,505)    $    493
Net Deferred Tax Asset                                 1,195        1,277        1,432
                                                    --------     --------     --------

       Total Included in Other Assets (Liabilities) $  1,569     $   (228)    $  1,925
                                                    ========     ========     ========

     The net deferred tax asset at September 30, 2002 of $1,195,000 included $(1,279,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30,         Year Ended
                                                    ---------------------    December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Federal Income Tax Expense:
Current                                             $  3,847     $  4,176     $  5,144
Deferred (benefit)                                      (168)        (575)        (480)
                                                    --------     --------     --------

       Total Federal Income Tax Expense             $  3,679     $  3,601     $  4,664
                                                    ========     ========     ========

                     Effective Tax Rates                34.3%        34.5%        34.6%

NOTE 10 - Income Taxes (cont'd.)

         The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                      Nine Months Ended
                                                         September 30,        Year Ended
                                                    ---------------------    December 31,
                                                      2002        2001          2001
                                                    --------     --------     --------
Federal Income Taxes at Statutory
  Rate of 34.3%                                     $  3,702     $  3,576     $  4,621
Effect of Tax Exempt Interest Income                     (44)          (3)          (3)
Non-deductible Expenses                                   54           47           65
Other                                                    (33)         (19)         (19)
                                                    --------     --------     --------

     Income Taxes Per Income Statement              $  3,679     $  3,601     $  4,664
                                                    ========     ========     ========

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                       Nine Months Ended
                                                          September 30,      Year Ended
                                                    ---------------------    December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                         $  2,134     $  1,881     $  1,859
  Valuation Reserves - Other Real Estate                 -0-          105          104
  Interest on Non-accrual Loans                          242          306          237
  Deferred Compensation                                  585          527          555
  Other                                                  -0-           26            9
                                                    --------     --------     --------

  Gross Federal Deferred Tax Assets                    2,961        2,845        2,764
                                                    --------     --------     --------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                          283          278          286
  Accretion                                              174          128          150
  Unrealized Gains on Available-for-Sale Securities    1,279        1,142          873
  Other                                                   30           20           23
                                                    --------     --------     --------

  Gross Federal Deferred Tax Liabilities               1,766        1,568        1,332
                                                    --------     --------     --------

           Net Deferred Tax Asset                   $  1,195     $  1,277     $  1,432
                                                    ========     ========     ========

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

     At September 30, 2002, outstanding documentary and standby letters of credit totaled $8,408,000 and commitments to extend credit totaled $133,198,000.

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

     The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the option prices are considered to approximate fair market value at date of grant, no compensation expense has been reported. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" the Corporation's net income and earnings per share would have been reduced by insignificant amounts on a proforma basis for the year ended December 31, 2001, and the nine months ended September 30, 2002.

     The following is a summary of transactions during the periods presented:

                                                  Shares Under Option
                                       -----------------------------------------
                                        Nine Months Ended         Year Ended
                                       September 30, 2002      December 31, 2001
                                       ------------------      -----------------

Outstanding, Beginning of Period           445,959                 359,559
Additional Options Granted During
  the Period                                12,500                 124,600
Forfeited During the Period                 (4,000)                    -0-
Exercised During the Period                (25,325)                (38,200)
                                          --------                --------

     Outstanding, End of Period            429,134                 445,959
                                          ========                ========


     Options outstanding at September 30, 2002 ranged in price from $3.00 to $20.10 per share with a weighted average exercise price of $11.04 and 312,754 shares exercisable. At September 30, 2002, there remained 354,200 shares reserved for future grants of options under the 1997 Plan.

NOTE 14 - Employee Benefit Plans

401(k) Plan

     The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2001 and for the nine months ended September 30, 2002, the Corporation made matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation.

     The amount expensed in support of the plan was $317,000 and $254,000 during the first nine months of 2002 and 2001, respectively, and $353,000 for the year 2001.

Management Security Plan

     The Corporation provides key employees with retirement, death or disability benefits in addition to those provided by the 401(k) Plan. The expense charged to operations for such future obligations was $200,000 and $144,000 during the first nine months of 2002 and 2001, respectively, and $256,000 for the year 2001.

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

NOTE 15 - Earnings per Share

     The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

                                                     Nine Months Ended
                                                        September 30,         Year Ended
                                                    ---------------------    December 31,
                                                      2002         2001         2001
                                                    --------     --------     --------
Net income                                          $  7,052     $  6,819     $  8,802
                                                    ========     ========     ========
Weighted average number of common
        shares used in Basic EPS                   6,252,288    6,338,469    6,317,991
Effect of dilutive stock options                     179,614      157,701      153,032
                                                    --------     --------     --------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS                   6,431,902    6,496,170    6,471,023
                                                    ========     ========     ========

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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                        September 30,       Year Ended
                                                    ---------------------   December 31,
                                                      2002         2001        2001
                                                    --------     --------     --------
Financial Instruments Whose Contract
       Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded
                Lines of Credit                     $133,198     $132,112     $131,337
            Standby Letters of Credit                  8,408        4,709        6,294

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

     In the nine months ended September 30, 2002, 72,944 shares were purchased through the open market by the Corporation through this and a similar, previously approved, repurchase plan.

NOTE 20 - Subsequent Event

     On October 23, 2002, the Board of Directors of the Corporation approved a quarterly dividend of $.12 per share to be paid on November 15, 2002 to shareholders of record on November 1, 2002.

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

         The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                     September 30,
                                                   ----------------------------------------------------
                                                            2002                        2001
                                                   -----------------------     -------------------------
                                                   Carrying         Fair       Carrying         Fair
                                                     Amount        Value        Amount         Value
                                                   ---------     ---------     ---------     ---------
Financial Assets
    Cash and due from banks                        $  25,781     $  25,781     $  28,992     $  28,992
    Federal funds sold and Due From Time                 114           114         1,116         1,116
    Securities                                       168,250       168,250       161,223       161,223
    Loans                                            474,401       486,471       421,048       432,268
    Allowance for loan losses                         (6,334)       (6,334)       (6,190)       (6,190)

Financial Liabilities
    Deposits                                         570,910       572,740       535,855       537,256
    Short Term Borrowings                             43,871        43,978        23,890        23,891

Off-balance Sheet Financial Instruments
    Loan commitments                                               133,198                     132,112
    Letters of credit                                                8,408                       4,709

NOTE 22 - Comprehensive Income

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                               Nine Months Ended
                                                 September 30,          Year Ended
                                               --------------------    December 31,
                                                2002         2001         2001
                                               -------      -------      -------
Net Income                                     $ 7,052      $ 6,819      $ 8,802
Other Comprehensive Income:
  Unrealized gain on securities
  available-for-sale, net of tax                   789        1,932        1,409
                                               -------      -------      -------

    Comprehensive Income                       $ 7,841      $ 8,751      $10,211
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

     Net income for the third quarter of 2002 was $2,372,000, or $.37 diluted earnings per share, compared with $2,332,000, or $.36 diluted earnings per share, for the third quarter of 2001. Net income for the first nine months of 2002 was $7,052,000 or $1.10 diluted earnings per share, compared with $6,819,000 or $1.05 diluted earnings per share for the first nine months of the prior year. Net income for the first nine months of last year would have been $7,211,000 or $1.11 per diluted share if certain merger related expenses recorded in the first quarter of 2001 were excluded. Per share amounts are based on average diluted shares outstanding of 6,431,902 for the first nine months of 2002 and 6,496,170 for the comparable period of 2001 adjusted to reflect stock options granted.

     Outstanding loans at September 30, 2002 of $474.4 million represented an increase of $53.4 million, or 12.7%, over September 30, 2001 and an increase of $43.6 million, or 10.1%, from December 31, 2001.

     Total deposits at September 30, 2002 of $570.9 million represented an increase of $35.1 million, or 6.5%, over September 30, 2001 and an increase of $27.1 million, or 5.0%, from December 31, 2001.

     The following table summarizes the Corporation's performance for the nine months ended September 30, 2002 and 2001 (tax equivalent basis and dollars in thousands):

                                           Three Months Ended        Nine Months Ended
                                              September 30,           September 30,
                                           -------------------     -------------------
                                            2002        2001        2002        2001
                                           -------     -------     -------     -------

Interest Income                            $ 9,869     $10,898     $29,123     $34,542
Interest Expense                             2,200       3,731       6,531      12,903
                                           -------     -------     -------     -------

        Net Interest Income                  7,669       7,167      22,592      21,639
Provision for Loan Losses                    1,350         370       2,365         860
                                           -------     -------     -------     -------

        Net Interest Income After
              Provision for Loan Losses      6,319       6,797      20,227      20,779
Non-Interest Income                          1,530       1,145       4,112       3,294
Non-Interest Expense                         4,215       4,373      13,539      13,648
                                           -------     -------     -------     -------

        Income Before Income Tax             3,634       3,569      10,800      10,425
Income Tax Expense                           1,262       1,237       3,748       3,606
                                           -------     -------     -------     -------

               Net Income                  $ 2,372     $ 2,332     $ 7,052     $ 6,819
                                           =======     =======     =======     =======

Net Income per Share-
    Basic                                  $  0.38     $  0.37     $  1.13     $  1.08
    Diluted                                   0.37        0.36        1.10        1.05

Return on Average Assets                      1.37%       1.47%       1.43%       1.46%

Return on Average Stockholders' Equity       14.64%      15.59%      15.01%      15.73%

Summary of Earning Assets and Interest-Bearing Liabilities

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 2002 and 2001 (rates on tax equivalent basis):

                                                                            Three Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                                2002                                      2001
                                             -------------------------------------------  ------------------------------------------
                                                Average                      Average       Average                        Average
                                                Balances      Interest     Yield/Rate     Balances       Interest       Yield/Rate
                                             -------------  ------------  --------------  ----------   --------------  -------------
                                                                           (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time            $  18,991     $      80      1.66%        $  53,844       $     477        3.51%
  Investment Securities (Taxable)                 151,925         1,774      4.63%          128,320           1,825        5.64%
  Investment Securities (Tax-exempt)                3,574            52      5.79%              206               4        7.55%
  Loans, Net of Unearned Discount(1)              471,888         7,963      6.70%          409,094           8,592        8.33%
                                                ---------     ---------      ----         ---------       ---------        ----
    Total Earning Assets                          646,378         9,869      6.06%          591,464          10,898        7.31%
                                                              ---------                                   ---------

Non-interest Earning Assets:
  Cash and Due From Banks                          25,641                                    24,405
  Other Assets                                     19,942                                    17,404
  Allowance for Loan Losses                        (6,572)                                   (5,928)
                                                ---------                                 ---------
    Total Assets                                $ 685,389                                 $ 627,345
                                                =========                                 =========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds             $ 184,680           626      1.35%        $ 169,732           1,084        2.53%
  Savings                                         114,851           480      1.66%          100,462             779        3.08%
  Certificates of Deposit under $100,000
    and IRA's                                      66,400           502      3.00%           78,303           1,028        5.21%
  Certificates of Deposit
    $100,000 or more                               53,753           413      3.05%           56,075             715        5.06%
  Other Time                                          316             3      2.90%              773              11        5.84%
  Other Borrowings                                 41,035           176      1.70%           17,414             114        2.59%
                                                ---------     ---------      ----         ---------       ---------        ----
    Total Interest-Bearing Liabilities            461,035         2,200      1.89%          422,759           3,731        3.50%
                                                              ---------                                   ---------
Non-interest Bearing Liabilities:
  Demand Deposits                                 156,742                                   141,991
  Other Liabilities                                 3,339                                     3,246
  Shareholders' Equity                             64,273                                    59,349
                                                ---------                                 ---------
    Total Liabilities and
      Shareholders' Equity                      $ 685,389                                 $ 627,345
                                                =========                                 =========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                                    $   7,669      4.71%                        $   7,167        4.81%
                                                              =========                                   =========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (cont'd.)

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first nine months of 2002 and 2001 (rates on tax equivalent basis):

                                                                           Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                                 2002                                           2001
                                             --------------------------------------------      -------------------------------------
                                              Average                          Average         Average                     Average
                                              Balances         Interest       Yield/Rate       Balances        Interest   Yield/Rate
                                             ---------         ---------      ----------       ---------       ---------  ----------
                                                                               (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time         $  13,067         $     170        1.74%          $  57,763       $   1,936      4.48%
  Investment Securities (Taxable)              146,831             5,284        4.81%            133,185           5,950      5.97%
  Investment Securities (Tax-exempt)             2,479               109        5.87%                229              13      7.75%
  Loans, Net of Unearned Discount(1)           460,359            23,560        6.84%            395,972          26,643      9.00%
                                             ---------         ---------        ----           ---------       ---------      ----
    Total Earning Assets                       622,736            29,123        6.25%            587,149          34,542      7.87%
                                                               ---------                                       ---------

Non-interest Earning Assets:
  Cash and Due From Banks                       25,183                                            23,919
  Other Assets                                  19,252                                            18,036
  Allowance for Loan Losses                     (6,403)                                           (5,676)
                                             ---------                                         ---------
    Total Assets                             $ 660,768                                         $ 623,428
                                             =========                                         =========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds          $ 179,378             1,852        1.38%          $ 165,589           3,573      2.89%
  Savings                                      111,196             1,463        1.76%            100,502           2,803      3.73%
  Certificates of Deposit under $100,000
    and IRA's                                   64,080             1,559        3.25%             81,582           3,473      5.69%
  Certificates of Deposit
    $100,000 or more                            48,023             1,182        3.29%             59,147           2,527      5.71%
  Other Time                                       347                 9        3.37%                776              35      6.09%
  Other Borrowings                              37,756               466        1.65%             18,132             492      3.63%
                                             ---------         ---------        ----           ---------       ---------      ----
    Total Interest-Bearing Liabilities         440,780             6,531        1.98%            425,728          12,903      4.05%
                                                               ---------                                       ---------

Non-interest Bearing Liabilities:
  Demand Deposits                              153,873                                           136,449
  Other Liabilities                              3,323                                             3,311
  Shareholders' Equity                          62,792                                            57,940
                                             ---------                                         ---------
    Total Liabilities and
      Shareholders' Equity                   $ 660,768                                         $ 623,428
                                             =========                                         =========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                                     $  22,592        4.85%                          $  21,639      4.93%
                                                               =========                                       =========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.

(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income

     Net interest income (tax equivalent) for the third quarter of 2002 was $7,669,000 which represented an increase of $502,000 or 7.0%, over the third quarter of 2001. In this same period, total interest income decreased $1,029,000 or 9.4% while total interest expense decreased $1,531,000 or 41.0% and reflects a 475 basis point decrease in the national prime rate for loans from January 2001, most of the decrease occurring in the twelve months of 2001.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended September 30, 2002 and 2001:

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Dollars in Thousands)

                                             3rd Qtr. 2002 vs. 3rd Qtr. 2001          Nine Months 2002 vs. Nine Months 2001
                                                   Increase (Decrease)                        Increase (Decrease)
                                                    Due to Changes in:                         Due to Changes in:
                                             -----------------------------------      ------------------------------------
                                             Volume         Rate          Total        Volume         Rate          Total
                                             -------       -------       -------       -------       -------       -------
Interest Earning Assets:
     Federal Funds Sold                      $  (309)      $   (89)      $  (398)      $(1,498)      $  (267)      $(1,765)
     Investment Securities (Taxable)             336          (387)          (51)          610        (1,276)         (666)
     Investment Securities (Tax-exempt)           64           (16)           48           130           (35)           95
     Loans, Net of Unearned Discount           1,319        (1,948)         (629)        4,332        (7,415)       (3,083)
                                             -------       -------       -------       -------       -------       -------

     Total Interest Income                     1,410        (2,440)       (1,030)        3,574        (8,993)       (5,419)
                                             -------       -------       -------       -------       -------       -------

Interest-Bearing Liabilities:
     Deposits                                     15        (1,609)       (1,594)         (643)       (5,704)       (6,347)
     Other Borrowings                            154           (92)           62           532          (557)          (25)
                                             -------       -------       -------       -------       -------       -------

     Total Interest Expense                      169        (1,701)       (1,532)         (111)       (6,261)       (6,372)
                                             -------       -------       -------       -------       -------       -------

Net Interest Income                          $ 1,241       $  (739)      $   502       $ 3,685       $(2,732)      $   953
                                             =======       =======       =======       =======       =======       =======

Allowance for Loan Losses and Non-Performing Assets

     The Corporation's allowance for loan losses was $6,334,000, or 1.34% of total loans, as of September 30, 2002 compared to $6,190,000, or 1.47% of total loans, as of September 30, 2001.

     Transactions in the provision for loan losses are summarized as follows (in thousands):

                                        Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                       ---------------------       ---------------------
                                        2002          2001          2002          2001
                                       -------       -------       -------       ------
Balance, Beginning of Period           $ 6,394       $ 5,745       $ 6,015       $ 5,399
Provisions, Charged to Income            1,350           370         2,365           860

Loans Charged-Off                       (1,492)          (36)       (2,184)         (261)
Recoveries of Loans Previously
  Charged-Off                               82           111           138           192
                                       -------       -------       -------       -------

          Net Loans (Charged-Off)
           Recovered                    (1,410)           75        (2,046)          (69)
                                       -------       -------       -------       -------

Balance, End of Period                 $ 6,334       $ 6,190       $ 6,334       $ 6,190
                                       =======       =======       =======       =======

     For the nine months ended September 30, 2002 and 2001, net charge-offs (recoveries) were .44% and .02% of loans, respectively, not annualized. The loan charge-offs recorded in the third quarter of 2002 were primarily related to five loans and reflect the weakness in the economy.

The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

                                September 30, June 30,    March 31,  December 31,   September 30,
                                   2002         2002        2002        2001         2001
                                  -------     -------     -------     -------       -------
Non-Accrual Loans                 $ 4,635     $ 3,870     $ 3,458     $ 4,115       $ 2,632
Renegotiated Loans                    -0-         -0-         -0-         -0-           -0-
Other Real Estate Owned and
  Other Foreclosed Assets             288          56          97         444           511
                                  -------     -------     -------     -------       -------

    Total Non-Performing Assets   $ 4,923     $ 3,926     $ 3,555     $ 4,559       $ 3,143
                                  =======     =======     =======     =======       =======


As a Percent of:
    Total Assets                     0.72%       0.58%       0.56%       0.72%         0.50%
    Total Loans and Other
        Real Estate/
        Foreclosed Assets            1.04%       0.84%       0.78%       1.06%         0.75%

Loans Past Due 90 days or
    More and Still Accruing       $    37     $    13     $   228     $    16       $    58

     Non-accrual loans to total loans were .98% at September 30, 2002 and non-performing assets were 1.04% of loans and other real estate owned/foreclosed assets at the same date.

     As of September 30, 2002, non-accrual loans were comprised of $3,299,000 in commercial loans, $1,152,000 in real estate mortgage loans and $184,000 in consumer loans. During the quarter ended September 30, 2002, payments of just under $300,000 were collected on non-accrual loans but an additional $3,100,000 of loans were placed on non-accrual, $1,200,000 of which was one real estate borrower.

     As of September 30, 2002, there was one property recorded as other real estate with a value of $250,000. In addition, the Company has $38,000 of vehicles in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                               September 30,  June 30,    March 31,  December 31,   September 30,
                                   2002         2002       2002         2001          2001
                                  -------     -------     -------     -------        -------
Non-Performing Loans              $ 4,635     $ 3,870     $ 3,458     $ 4,115        $ 2,632
Criticized Loans                   22,284      25,398      23,043      24,879         18,713
Allowance for Loan Losses           6,334       6,394       6,534       6,015          6,190
Allowance for Loan Losses
       as a Percent of:
          Non-Performing Loans        137%        165%        189%        146%           235%
          Criticized Loans             28%         25%         28%         24%            33%

Non-Interest Income

         The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

         The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

                                           Three Months Ended                Nine Months Ended
                                             September 30,                     September 30,
                                       ----------------------------     --------------------------
                                        2002      2001    % Change       2002      2001    % Change
                                       ------    ------    --------     ------    ------   --------
Service Charges on Deposit Accounts    $  793    $  594      33.5%      $2,161    $1,740    24.2%
Gain on Sale of Securities                163       -0-       -0-          165       -0-     -0-
Non-recurring Income                      -0-       -0-       -0-           51       -0-     -0-
Other Non-interest Income                 574       551       4.2        1,735     1,554    11.6
                                       ------    ------      ----       ------    ------    ----

  Total Non-interest Income            $1,530    $1,145      33.6%      $4,112    $3,294    24.8%
                                       ======    ======      ====       ======    ======    ====

     The increase in other non-interest income in the third quarter of 2002 as compared to the same quarter last year is primarily due to increases in mortgage brokerage/origination fees, letter of credit fees and ATM service fees.

Non-interest Expense

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

     The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

                                            Three Months Ended              Nine Months Ended
                                               September 30,                  September 30,
                                      -----------------------------   -----------------------------
                                        2002       2001   % Change      2002       2001    % Change
                                      -------    -------  --------    -------    -------   --------
Salaries & Employee Benefits          $ 2,768    $ 2,621     5.6%     $ 8,508    $ 7,753      9.7%
Occupancy Expense - Net                   285        372   (23.4)         855        996    (14.2)
Furniture and Equipment Expense           388        391    (0.8)       1,160      1,118      3.8
Other Real Estate and Foreclosed
     Asset Expense - Net                   40         47   (14.9)         148        174    (14.9)
Merger Related Expense                    -0-        -0-     -0-          -0-        598      -0-
Other Expenses:
     Business Development                 207        145    42.8          600        458     31.0
     Insurance - Other                     60         41    46.3          137        104     31.7
     Legal & Professional Fees            160        163    (1.8)         501        477      5.0
     Taxes - Other                         25         31   (19.4)          61        103    (40.8)
     Postage & Courier                     92        104   (11.5)         264        266     (0.8)
     Printing & Supplies                   76         75     1.3          233        260    (10.4)
     Regulatory Fees & Assessments         60         66    (9.1)         179        191     (6.3)
     Other Operating Expenses              54        317   (83.0)         893      1,150    (22.3)
                                      -------    -------   -----      -------    -------    -----

        Total Other Expenses              735        942   (22.0)       2,868      3,009     (4.7)
                                      -------    -------   -----      -------    -------    -----

        Total Non-interest Expense    $ 4,215    $ 4,373    (3.6)%    $13,539    $13,648     (0.8)%
                                      =======    =======   =====      =======    =======    =====

     Total non-interest expense decreased 3.6% in the third quarter of 2002 over 2001, primarily due to the collection of a $319,000 insurance claim on damaged assets previously carried on the books as other foreclosed assets. This offset additional salary expenses from staffing additions made in the fourth quarter of 2001 and the first quarter of 2002, additional business development expenses due to advertising costs and an increase in insurance expense due to premium increases. As a percent of average assets, non-interest expenses were 2.44% in the third quarter of 2002 (annualized) and 2.77% in the same period of 2001. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 45.82% for the third quarter of 2002. The "efficiency ratio" for the third quarter, excluding the insurance claim, would have been 49.29%.

Interest Rate Sensitivity

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     The following table, commonly referred to as a "static GAP report", indicates the interest rate sensitivity position at September 30, 2002 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                      Total        Repriced
                                             Matures or Reprices within:              Rate          After
                                        ---------------------------------------     Sensitive     1 Year or
                                         30 Days        31-180         181 to        One Year    Non-interest
                                         or Less         Days         One Year        or Less      Sensitive      Total
                                        ---------      ---------      ---------      ---------     ---------    ---------
Earning Assets:
  Loans                                 $ 250,543      $  24,880      $  25,682      $ 301,105     $ 173,296    $ 474,401
  Investment Securities                     7,204         22,096         21,828         51,128       117,122      168,250
  Federal Funds Sold and
    Due From Time                             114            -0-            -0-            114           -0-          114
                                        ---------      ---------      ---------      ---------     ---------    ---------

   Total Earning Assets                   257,861         46,976         47,510        352,347       290,418      642,765
                                        ---------      ---------      ---------      ---------     ---------    ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                  300,341            -0-            -0-        300,341           -0-      300,341
  Certificate of Deposits under
    $100,000 and IRA's                      6,312         21,921         20,679         48,912        15,310       64,222
  Certificate of Deposits > $100,000        6,806         14,153         17,547         38,506        10,322       48,828
  Short Term Borrowings                    29,571          7,000          7,300         43,871           -0-       43,871
                                        ---------      ---------      ---------      ---------     ---------    ---------

   Total Interest Bearing
    Liabilities                           343,030         43,074         45,526        431,630        25,632      457,262
                                        ---------      ---------      ---------      ---------     ---------    ---------

Interest Sensitivity Gap                $ (85,169)     $   3,902      $   1,984      $ (79,283)    $ 264,786    $ 185,503
                                        =========      =========      =========      =========     =========    =========

Cumulative Gap                          $ (85,169)     $ (81,267)     $ (79,283)
                                        =========      =========      =========

Cumulative Gap to
 Total Earning Assets                      (13.25%)       (12.64%)       (12.33%)

Cumulative Gap to
 Total Assets                              (12.48%)       (11.91%)       (11.61%)

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static GAP report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (11.61%) was reversed to a positive 12.75% "beta adjusted" GAP position.

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

     To effectively measure and manage interest rate risk, the Corporation uses simulation analysis to determine the impact on net interest income and the market value of equity for changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed by senior management, the Asset/Liability Management Committee and the Corporation's Board of Directors on an ongoing basis.

     Based on simulation analysis of the interest rate sensitivity inherent in the Corporation's net interest income and market value of equity, as of September 30, 2002 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Corporation is somewhat asset sensitive. The analysis indicates an instantaneous 100 basis point move upward in interest rates would increase net interest income by 4.8% and increase the market value of equity by 3.3%. These sensitivities are all within the threshold set by the Corporation's Asset/Liability Committee. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast to the actual effect of a change in market interest rates on the Corporation. The market value sensitivity analysis presented includes assumptions that the composition of the Corporation's interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market interest rates will have on the Corporation.

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

     The Federal Reserve Board and Comptroller of the Currency also have risk-adjusted capital adequacy guidelines. Capital under these new guidelines is defined as Tier I and Tier II. At Summit Bancshares, Inc., the only components of Tier I and Tier II capital are shareholders' equity and a portion of the allowance for loan losses, respectively. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two-step process whereby the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category.

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2002, the Corporation's Tier I capital represented 12.21% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 13.45% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of September 30, 2002, the Corporation and its Subsidiary Bank met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     The Corporation and Subsidiary Bank's regulatory capital positions as of September 30, 2002, were as follows (dollars in thousands):

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                   For Capital        Prompt Corrective
                                                 Actual          Adequacy Purposes    Action Provisions
                                            ----------------     -----------------    ----------------
                                             Amount    Ratio      Amount    Ratio      Amount    Ratio
                                            -------    -----     -------    -----     -------    -----
CONSOLIDATED:
As of September 30, 2002
Total Capital (to Risk Weighted Assets)     $68,624    13.45%    $40,806     8.00%
Tier I Capital (to Risk Weighted Assets)     62,290    12.21%     20,403     4.00%
Tier I Capital (to Average Assets)           62,290     9.13%     20,478     3.00%

SUMMIT BANK, N.A.:
As of September 30, 2002
Total Capital (to Risk Weighted Assets)     $68,318    13.39%    $40,803     8.00%    $51,004    10.00%
Tier I Capital (to Risk Weighted Assets)     61,984    12.15%     20,402     4.00%     30,602     6.00%
Tier I Capital (to Average Assets)           61,984     9.08%     20,477     3.00%     34,128     5.00%

Forward-Looking Statements

     Certain statements contained in this document, which are not historical in nature, including statements regarding the Corporation's and/or management's intentions, strategies, beliefs, expectations, representations, plans, projections, or predictions of the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act. We are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are made based on assumptions involving certain known and unknown risks and uncertainties, many of which are beyond the Corporation's control, and other important factors that could cause actual results, performance or achievements to differ materially from the expectations expressed or implied by such forward-looking statements. These risk factors and uncertainties are listed from time to time in the Corporation's filings with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K for the year ended December 31, 2001.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     Management considers interest rate risk to be a significant market risk for the Company. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for disclosure regarding this market risk.

Item 4 - Controls and Procedures

     As of October 10, 2002, an evaluation was performed by the Corporation's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), with the participation of the Corporation's management, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's CEO and CFO have concluded that the Corporation's disclosure controls and procedures were effective as of October 10, 2002. The Corporation's CEO and CFO have indicated that there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to October 10, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Change in Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10 Second Amendment to Loan Agreement dated September 15, 2001 between the Corporation and Frost National Bank

          11   Computation of Earnings Per Common Share

          99.1 Certification of Chief Executive Officer of Summit Bancshares,
               Inc.

          99.2 Certification of Chief Financial Officer of Summit Bancshares,
               Inc.

     (b) No Reports on Form 8-K were filed during the period ending September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BANCSHARES, INC.
                                               Registrant


Date:    11-01-02                       By: /s/ Philip E. Norwood
     -------------                         -------------------------------------
                                          Philip E. Norwood, Chairman, President
                                          and Chief Executive Officer


Date:    11-01-02                       By: /s/ Bob G. Scott
     -------------                         -------------------------------------
                                          Bob G. Scott, Executive Vice President
                                             and Chief Operating Officer
                                                (Chief Accounting Officer)

I, Philip E. Norwood, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Bancshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluations, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11-01-02                         By: /s/ Philip E. Norwood
       ------------                        -------------------------------------
                                           Philip E. Norwood
                                           Chairman, President and Chief
                                           Executive Officer

I, Bob G. Scott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Bancshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluations, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11-01-02                          By: /s/ Bob G. Scott
     ------------                          -------------------------------------
                                           Bob G. Scott
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------

10 Second Amendment to Loan Agreement dated September 15, 2001 between the Corporation and Frost National Bank

11   Computation of Earnings Per Common Share                              35