Form 10-K
period 2002-12-31
SUMMIT BANCSHARES INC /TX/
filed 2003-03-27
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002       Commission File Number 0-11986

                             SUMMIT BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Texas                                           75-1694807
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was authorized to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

The aggregate market value of the shares of voting stock held by non-affiliates of the registrant at March 10, 2003 was approximately $101,118,000.

The number of shares of common stock, $1.25 par value, outstanding at March 10, 2003 was 6,179,017 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement dated March 12, 2003 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 2003 Annual Meeting of Shareholders of Summit Bancshares, Inc., are incorporated by reference into Part III.

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

The Corporation's website address is summitbank.net. Through its website, the Corporation makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

At December 31, 2002, the Corporation had consolidated total assets of $687,733,000, consolidated total loans of $469,145,000, consolidated total deposits of $581,949,000 and consolidated total shareholders' equity of $64,938,000.

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

The Bank. The services offered by the Bank are generally those offered by commercial banks of comparable size in their respective areas. Certain of the principal services offered by the Bank are described below:

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

      Securities Services. Summit Bancshares, Inc. through an agreement with LM Financial Partners, Inc. offers investment brokerage services. LM Financial Partners, Inc., a subsidiary of Legg Mason, Inc., is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. (Investment executives are available at the Subsidiary and can provide information about tax-free municipals, government securities, stocks, mutual funds or annuities.)

      Subsequent to year end, the agreement to offer investment brokerage services was transferred from LM Financial Partners, Inc. to Raymond James Financial Services, Inc.

Certain information with respect to the Bank as of February 28, 2003 is set forth in the following table:

                                        As of February 28, 2003
                       --------------------------------------------------------
                                            (In Thousands)
                       Organiza-  Acqui-                                 Share-
Name and Address of      tion     sition    Total    Total     Total    holders'
    the Bank             Date      Date    Assets    Loans   Deposits    Equity
-------------------      ----      ----    ------    -----   --------    ------

Summit Bank, N.A.
1300 Summit Avenue
Fort Worth, TX 76102     1975   1980    $687,375  $476,406  $573,459    $66,085

Competition. There is significant competition among bank holding companies in Tarrant County, Texas and the Corporation believes that such competition among such bank holding companies will continue in the future.

Additionally, the Bank encounters intense competition in the commercial banking business, primarily from other banks represented in their respective market areas, many of which have far greater assets and financial resources. The Bank also encounters intense competition in the commercial banking businesses from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies and certain other types of financial institutions located in its own and in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel.

Employees. As of December 31, 2002 the Corporation and the Bank collectively had a total of 198 full-time employees and 14 part-time employees.

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

The Corporation

General. The Corporation is a bank holding company within the meaning of the BHC Act and as such is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB"). Under federal law, bank holding companies are subject to restrictions on the types of activities in which they may engage and to a wide range of supervisory requirements and actions, including periodic examinations and reporting requirements and regulatory enforcement actions for any violations of laws, regulations, or policies. The FRB has authority to order a bank holding company to cease and desist from unsafe or unsound practices, to assess civil money penalties against holding companies and affiliated individuals who violate the BHC Act or FRB regulations or orders, and to order termination by a bank holding company of any activities or ownership or control of any bank or nonbank subsidiary which the FRB believes constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary bank and is inconsistent with sound banking principles or the purposes of various provisions of law.

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

The Gramm-Leach-Bliley Act (the "GLB Act"), which became law on November 12, 1999, amended the BHC Act to permit the creation of a "financial holding company," a new type of bank holding company with powers exceeding those of a traditional bank holding company. The amendments to the BHC Act made by the GLB Act, which became effective on March 11, 2000, allow qualifying bank holding companies to provide a wide variety of financial services previously reserved for insurance companies and securities firms. A financial holding company may engage in, and acquire and retain shares of any company engaged in, any activity which the FRB determines by regulation or order to be financial in nature, or incidental to such financial activity or complimentary to a financial activity, and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Among the activities which will be considered to be financial in nature are lending, investing or safeguarding money or securities, underwriting insurance or annuities or acting as an insurance principal, agent, or broker, providing financial or investment advice, issuing or selling interests in pools of assets permissible for a bank to hold directly, underwriting, dealing in, or making a market in securities and engaging in any activity which, prior to enactment of the GLB Act, the FRB determined to be closely related to banking. Subject to certain restrictions, the GLB Act and applicable regulations also allow a financial holding company to make investments in nonfinancial companies as a part of a bona fide securities underwriting or merchant or investment banking activities. These investments are referred to as "merchant banking investments." Before making a merchant banking investment, a financial holding company must be or have an affiliate registered under the Securities Exchange Act of 1934 or an insurance affiliate satisfying certain requirements, and such an investment may be held only for a period of time to enable its sale or disposition on a reasonable basis consistent with the financial viability of the financial holding company's merchant banking investment activities which in most instances may not exceed 10 years. A financial holding company engaged in merchant banking or other nonfinancial equity investment activity is subject to increased capital requirements.

To become a financial holding company, a bank holding company must file with its Federal Reserve Bank a declaration electing to become a financial holding company along with a certification that all depository institutions controlled by the company are well-capitalized and well-managed. Such a declaration will become effective 30 days after filing unless the FRB notifies the bank holding company prior to that time that its declaration is ineffective. Once the declaration becomes effective, the bank holding company can commence activities permitted to a financial holding company unless the FRB imposes supervisory limitations on the company. Once the election becomes effective, the Company may continue to claim the benefits of financial holding company status so long as each depository institution it controls remains well-capitalized and well-managed. The FRB serves as the primary "umbrella" regulator of a financial holding company. The primary regulatory authority of a financial holding company subsidiary will depend upon the activities in which the subsidiary is engaged.

The Corporation elected to become a financial holding company, and its election became effective on February 4, 2002. The Corporation cannot at this time fully evaluate the effect on the Corporation and the Bank of the changes made by the GLB Act, including possible new opportunities for expansion of the Corporation's activities by its becoming a financial holding company and changes in competition for the Corporation and the Bank.

Safety and Soundness. Bank holding companies may not engage in unsafe or unsound banking practices. With some exceptions for well-capitalized and well-managed companies, FRB regulations require a bank holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding twelve-month period, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove a redemption or repurchase if it finds the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair the financial soundness of a subsidiary bank by causing it to make funds available to nonbanking subsidiaries or their customers when such a transaction would not be prudent. In some circumstances, the FRB may take the position that paying a dividend would constitute an unsafe or unsound banking practice. The stated policy of the FRB is generally that a bank holding company should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's future needs and financial condition. This policy states that a bank holding company should not maintain a level of cash dividends that undermines the company's ability to serve as a source of strength to its banking subsidiaries.

The FRB may exercise various administrative remedies to enforce safety and soundness standards, including issuing orders requiring parent bank holding companies and their nonbanking subsidiaries to refrain from actions believed by the FRB to constitute a serious risk to the financial safety, soundness or stability of a subsidiary bank.

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

Further, FIRREA contains a "cross-guarantee" provision which makes commonly controlled insured depository institutions liable to the Federal Deposit Insurance Corporation (the "FDIC") for any losses incurred, or which the FDIC reasonably anticipates incurring, in connection with the failure of an affiliated insured depository institution or assistance provided such an institution in danger of failure. By law, the "cross-guarantee" liability to the FDIC of an insured depository institution has priority over the rights of the institution's shareholders including those of any parent holding company.

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

Capital Adequacy Requirements. The FRB monitors the capital adequacy of bank holding companies using a combination of risk-based guidelines and leverage ratios. Under the risk-based capital guidelines, asset categories are assigned different risk weights based generally on perceived credit risk. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to balance sheet components. For the purposes of the guidelines, a bank holding company's qualifying total capital is defined as the sum of its "Tier 1" and "Tier 2" capital elements, with the "Tier 2" element being limited to an amount not exceeding 100% of the "Tier 1" element. "Tier 1" capital includes, with certain limitations, common stockholders' equity, qualifying perpetual noncumulative and cumulative preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with some limitations, certain other preferred stock as well as qualifying debt instruments and all or part of the allowance for possible loan losses. In calculating the "Tier 1" capital of a financial holding company, certain deductions must be made for the company's nonfinancial equity investments which have the effect of increasing the minimum capital requirement for a company engaged in nonfinancial investment activity.

The FRB guidelines require a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (of which at least 4.0% must be in the form of "Tier 1" capital). At December 31, 2002, the Corporation's ratios of "Tier 1" and qualifying total capital to risk-weighted assets were 12.2% and 13.4%, respectively. At such date, both ratios exceeded regulatory minimums.

The FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is defined as a company's "Tier 1" capital divided by its adjusted average total consolidated assets. The FRB guidelines require a minimum ratio of 3.0% "Tier 1" capital to total assets for bank holding companies having the highest regulatory rating. For other bank holding companies, the minimum ratio of "Tier 1" capital to total assets is 4.0%. Companies with supervisory, financial or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The Corporation's leverage ratio at December 31, 2002 was 9.0% which exceeded the regulatory minimum.

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

Imposition of Liability for Undercapitalized Subsidiaries. FDICIA requires bank regulators to take "prompt corrective action" to resolve insured depository institutions problems. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its federal regulatory agency. The regulatory agency will not accept the plan unless it meets certain criteria. One requirement for acceptance of a capital restoration plan is that each company "having control of" the undercapitalized institution must guarantee, up to certain limits, the subsidiary's compliance with the capital restoration plan. The Corporation has control of the Bank for purposes of this statute. See The Bank - Capital Adequacy Requirements below. Under FDICIA, the aggregate liability of all companies controlling a particular insured depository institution and guaranteeing the institution's compliance with a capital restoration plan is generally limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards.

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

Acquisition by Bank Holding Companies. The BHC Act prohibits a bank holding company, with some limited exceptions, from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank or bank holding company, or merging or consolidating with another bank holding company, without the prior approval of the FRB. In approving acquisitions of a bank or bank holding company by a bank holding company, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. The FRB is required in every case to consider the effectiveness of the company in combating money laundering. The Attorney General of the United States may, within 30 days after approval of an acquisition by the FRB, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. In some circumstances, any such action must be brought by the Attorney General in less than 30 days after FRB approval.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits adequately capitalized and managed bank holding companies to acquire banks located in other states, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a state or national bank located in Texas, or any bank holding company owning or controlling a state bank or a national bank located in Texas, must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. If the FRB approves an acquisition which the Texas Banking Commissioner disapproves, the Commissioner may accept the FRB decision or attempt to have the decision overturned by a federal court. Under the Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the bank sought to be acquired. However, state deposit concentration caps adopted by various states, such as Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. Texas has adopted a deposit concentration cap of 20% of in-state insured deposits so that the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap. State law may establish a minimum age (not to exceed five years) of local banks subject to interstate acquisition. The minimum age established by Texas is five years.

Acquisition of Bank Holding Companies. The Change in Bank Control Act of 1978 prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition. Acquisition of 25% or more of any class of voting shares of a bank holding company constitutes acquisition of "control." The FRB presumes that the acquisition of 10% or more of any class of voting stock of a bank holding company constitutes acquisition of control if either the company has securities registered under Section 12 of the Exchange Act, as does the Corporation, or if no other person will own or control a greater percentage of that class of voting securities immediately after the transaction. That presumption can be rebutted by showing the FRB that the acquisition will not in fact result in acquiring control. Any entity will be required to obtain the approval of the FRB under the BHC Act before acquiring 25% or more (or more than 5% in the case of an acquiror that is a bank holding company) of the outstanding common stock of the Corporation or otherwise exercising control or a "controlling influence" over the Corporation.

The Bank

General. The Bank is a national banking association organized under the National Bank Act, as amended, (the "National Bank Act") and is subject to regulatory supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Pursuant to such regulation, the Bank is subject to various restrictions and supervisory requirements, and potentially to enforcement actions. The OCC regularly examines national banks with respect to, among other matters, capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Company (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC and, under some circumstances, to special examination by the FDIC. Because the FRB regulates the Corporation and the Bank is a member of the Federal Reserve System, the FRB has supervisory authority which affects the Bank.

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

Scope of Permissible Activities. The National Bank Act provides the rights, privileges, and powers of national banks and defines the activities in which national banks may engage. Permitted activities for a national bank include making, arranging, purchasing, or selling loans, purchasing, holding, and conveying real estate under certain conditions, dealing in investment securities in certain circumstances, and, generally, engaging in the "business of banking" and activities that are "incidental" to banking. Activities deemed "incidental" to the business of banking include the borrowing and lending of money, receiving deposits (including deposits of public funds), holding or selling stock or other property acquired in connection with security on a loan, discounting and negotiating evidences of debt, acting as guarantor (if the bank has a "substantial interest in the performance of the transaction"), issuing letters of credit to or on behalf of its customers, operating a safe deposit business, providing check guarantee plans, issuing credit cards, operating a loan production office, selling loans under repurchase agreements, selling money orders at offices other than bank branches, providing consulting services to banks, and verifying and collecting checks. A national bank may conduct many of its authorized activities by electronic means.

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

The Interstate Banking Act, which expanded the authority of bank holding companies to engage in interstate bank acquisitions regardless of state law prohibitions, also allows banks to merge across state lines and thereafter have interstate branches by continuing to operate, as a main office or a branch, any office of any bank involved in the merger. States were, however, permitted to "opt-out" of interstate mergers by enacting laws meeting certain requirements. The Texas Legislature "opted out" of the interstate branching provisions during its 1995 Session. However, the Texas "opt-out" legislation, which by its terms was to have expired in September of 1999, proved to be ineffective to prohibit interstate mergers involving banks in Texas because it did not meet the requirement of the Interstate Banking Act. The Texas Banking Commissioner determined that, under federal law, the "opt-out" legislation was ineffective to prohibit interstate mergers and began accepting applications for interstate merger and branching transactions for state-chartered institutions even before the September, 1999, expiration date of the Texas "opt-out" legislation as enacted. As a consequence, the Texas "opt-out" legislation did not have the effect of prohibiting interstate merger and branching transactions otherwise allowed under federal law.

The Interstate Banking Act also allows a bank to open new branches in a state in which it does not already have banking operations if the laws of that state permit a de novo branch of an out-of-state bank. A "de novo branch" is a branch office of a bank originally established as a branch and not one becoming a branch by acquisition or merger. In 1995, Texas elected not to permit de novo branching, but the Texas legislation prohibiting de novo branching proved ineffective. In 1999, the Texas law was amended to permit entry into Texas by an out-of-state bank establishing a de novo branch in Texas if the laws of the home state of the out-of-state bank permit a Texas bank to establish a de novo branch there. Out-of-state banks are also permitted to enter Texas by merger with an in-state bank if the resulting bank in such a merger would not control 20% or more of total in-state deposits and the in-state bank has been in existence and operation for at least five years. An out-of-state bank that has established or acquired a branch in Texas may establish or acquire additional in-state branches to the same extent that a Texas bank may acquire or establish branches in Texas.

Restrictions on Transactions with Affiliates. The Bank is subject to federal statutes which limit transactions with the Corporation and other affiliates. One set of restrictions is found in Section 23A of the Federal Reserve Act limits loans to, purchases of assets from, and investments in "affiliates" of the Bank. The term "affiliates" would include the Corporation and any of its subsidiaries.
Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for loans to an affiliate. In addition, Section 23A limits the amount of loans or extensions of credit to third parties which are collateralized by the securities or obligations of the Corporation or its subsidiaries.

Another set of restrictions is found in Section 23B of the Federal Reserve Act which, among the other things, requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the Bank and an affiliate must be on terms and under circumstances, including credit underwriting standards and procedures that, in good faith, would be offered to or would apply to nonaffiliated companies. The Bank is also subject to prohibitions against advertising that suggest that the Bank is responsible for the obligations of its affiliates.

An important purpose of Sections 23A and 23B is to protect against a depository institution's suffering losses in transactions with affiliates. The GLB Act increased range or types of affiliates a banking organization is permitted to have. A premise of the GLB Act in increasing the range of permitted affiliates was that Section 23A and 23B would limit the risk to depository institutions from the broader range of affiliations permitted by the Act. The FRB has recently adopted Regulation W, a new rule effective April 1, 2003, that will comprehensively implement Sections 23A and 23B in placing limits on the ability of a bank to extend credit to, or engage in certain other transactions, with an affiliate. The FRB has stated that, given the enhanced role of Sections 23A and 23B in risk management after the GLB Act, supervisory reviews of intercompany transactions for compliance with those statutes and Regulation W must be frequent and rigorous.

The statutes and regulations placing restrictions on transactions with affiliates may limit the Corporation's ability to obtain funds from the Bank for the Corporation's cash needs, including funds for payment of dividends and operating expenses.

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

Federal law and regulations also prohibit or limit "golden parachute payments" by FDIC- insured depository institutions and their holding companies. Golden parachute payments are defined generally as payments made by an insured depository institution or its holding company to a director, officer, employee, or other affiliated person contingent upon termination of the person's employment by the depository institution or its holding company when the institution or holding company is in troubled condition as determined by regulatory authorities. Indemnification payments by insured depository institutions and their holding companies are also prohibited or limited in certain instances.

Interest Rate Limits and Lending Regulations. The Bank is subject to various state and federal statutes relating to the extension of credit and the making of loans. The National Banking Act generally defers to state law for the maximum rate of interest which may be charged by a national bank. The maximum legal rate of interest that the Bank may charge on a loan depends on a variety of factors such as the type of borrower, purpose of the loan, amount of the loan and date the loan is made. Texas statutes establish maximum legal rates of interest for various lending situations. Penalties are provided by law for charging interest in excess of the maximum lawful rate.

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including the Truth-in-Lending Act, the Texas Finance Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. These laws provide remedies for the borrower and penalties for the lender for failure of the lender to comply with such laws. The scope and requirements of these and similar laws and regulations have expanded in recent years, and claims by borrowers under these laws and regulations may increase.

Restrictions on Bank Dividends. Substantially all of the Corporation's cash revenues are derived from dividends paid by the Bank. Dividends payable by the Bank are restricted under the National Bank Act. See ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS - Dividends. The Bank's ability to pay dividends is further restricted by the requirement that the Bank maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the OCC. Moreover, the prompt corrective action provisions of FDICIA and implementing regulations prohibit a bank from paying dividends or management fees if, following the payment, the bank would be in any of the three capital categories for undercapitalized institutions. See Capital Adequacy Requirements below.

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

Capital Adequacy Requirements. OCC regulations require national banks to maintain minimum risk-based capital ratios similar to those for bank holding companies discussed above. The OCC also uses a leverage ratio as an additional tool to evaluate the capital adequacy of a national bank. The leverage ratio of a national bank is defined as the ratio of its Tier 1 capital to its adjusted total assets. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized." A national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and if it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination) and the bank does not meet the definition of a "well capitalized" bank. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination). A "significantly undercapitalized" national bank is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A "critically undercapitalized" national bank is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

At December 31, 2002, the Bank was "well capitalized." See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Resources.

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

The OCC and other Federal banking agencies are authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank and action may be taken against any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth or requiring asset reduction, restricting interest rates paid, requiring FRB prior approval of any capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors and requiring the dismissal of directors and officers.

A significantly and critically undercapitalized national bank may be subject to more extensive control and supervision. A critically undercapitalized institution may be prohibited from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank's becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

Deposit Insurance Assessments. The FDIC is required by the Federal Deposit Insurance Act to assess all banks a fee in order to fund adequately the Bank Insurance Fund (the "BIF") so as to provide for the resolution of any insured bank that is declared insolvent by its primary regulator. FDICIA required the FDIC to establish a risk-based deposit insurance premium schedule. The risk-based assessment system is used to calculate deposit insurance assessments made on BIF member banks to maintain the designated reserves for the fund. In addition, the FDIC can impose special assessments to repay borrowings from the U.S. Treasury, the Federal Financing Bank and BIF member banks. Under the risk-based system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Such premiums currently range from zero percent of insured deposits to 0.27% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than those banks with lower levels of capital and a higher degree of supervisory concern. The Bank is currently being assessed at the lowest rate of zero percent.

Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. However, as also provided in the Funds Act, beginning January 1, 2000, all BIF- and SAIF- insured institutions will pay FICO assessments at the same rate. For the first quarter of 2003, FICO rates have been set at .0168% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2002 were:

            Fourth Quarter          .0170%
            Third Quarter           .0172%
            Second Quarter          .0176%
            First Quarter           .0182%

Internal Operating Requirements. FDICIA requires FDIC-insured depository institutions with over $500 million in assets to file an annual report with the FDIC and its primary federal regulator and any appropriate state banking agency within 90 days after the end of its fiscal year. The report must contain financial statements audited by an independent public accountant; a statement of management's responsibilities for (1) preparing the financial statements and for maintaining internal controls; (2) financial reporting and complying with designated safety and soundness laws and regulations; and (3) assessing the effectiveness of the institution's internal controls and compliance with safety and soundness laws and regulations. The independent public accountant also must report separately on the institution's internal controls and certain of the statements made by management in the report. The requirement of an annual audit of the Bank can be satisfied by an annual audit of the Corporation. The annual report must be available for public inspection. Each institution to which the annual report requirement applies must also have an independent audit committee entirely made up of outside directors. The audit committee's duties must include reviewing with management and the independent public accountants the basis for the annual report. The requirement of audit committees for the Bank can be satisfied by the services of an audit committee of the Corporation.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued by the OCC to implement that law are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of its subsidiary bank or banks is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. A less than satisfactory CRA rating can limit the extent to which a bank and its affiliates can take advantage of the expanded range of activities permitted by the GLB Act.

Customer Privacy. The GLB Act enacted new measures to protect the security, confidentiality, and integrity of information concerning customers of financial institutions. The federal banking agencies were directed by the GLB Act to adopt rules to carry out those measures, and were given broad authority to enforce the privacy provisions of the Act and rules adopted to carry out those provisions. The agencies have adopted guidelines for safeguarding customer information which became effective July 1, 2001. The agencies' guidelines require each financial institution to establish an information security program which will identify and assess risks that may threaten the confidentiality of customer information. The institution must develop a written plan containing policies and procedures to manage and control those risks and implement and test the plan. The plan must be adjusted on a continuing basis for changes in technology, the sensitivity of customer information, and internal and external threats to information security. A financial institution's policy for protecting the confidentiality and security of nonpublic personal information must be disclosed to the customer at the time the customer relationship is established and at least annually thereafter.

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

Summit Bank, N.A. owns the building at 3859 Camp Bowie Boulevard, Fort Worth, Texas. There are no encumbrances on this property.

The Alta Mesa office of Summit Bank, N.A. is located at 3000 Alta Mesa Boulevard, Fort Worth, Texas. The building is owned by Summit Bank, N.A. with the bank office using approximately 25% of the facility. The remainder of the building is fully leased. There are no encumbrances on the property.

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

Summit Bank, N.A. owns the building at 8501 Davis Boulevard, North Richland Hills, Texas. This banking facility opened on January 13, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION.

The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 15, 2003, their respective ages, and their present positions with the Corporation are as follows:

                                        Position With             Position Held
      Name               Age           the Corporation                Since
      ----               ---           ---------------                -----

Philip E. Norwood        53         Chairman/President/CEO          1998/2001

Bob G. Scott             65      Executive Vice President and         1998
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. Since May 3, 1993, the Corporation's Common Stock has been traded on the Nasdaq Stock Market under the symbol "SBIT." The following table sets forth the high and low stock prices as quoted for the Corporation's Common Stock for the periods indicated:

                                      High                       Low
                                      ----                       ---
2002 Fiscal Year:
First Quarter                        $21.15                    $18.00
Second Quarter                        25.30                     20.30
Third Quarter                         24.59                     20.22
Fourth Quarter                        21.21                     18.77

2001 Fiscal Year:
First Quarter                        $22.50                    $17.09
Second Quarter                        19.85                     17.13
Third Quarter                         21.10                     18.70
Fourth Quarter                        19.00                     17.25

On March 10, 2003, the closing price reported for the Common Stock was $19.27. The foregoing quotations reflect prices quoted by market makers of the Corporation's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Shareholders. At the close of business on March 10, 2003, there were 533 shareholders of record of Common Stock of the Corporation. The number of beneficial shareholders is unknown to the Corporation at this time.

Dividends. The Corporation has paid regular cash dividends on its common stock on a quarterly basis since 1993. The following table sets forth, for each quarter since the beginning of 2001, the quarterly dividends paid by the Corporation on its Common Stock for the indicated periods:

                      2002                      Dividends Per Share
                      ----                      -------------------

                  First Quarter                       $0.12
                  Second Quarter                       0.12
                  Third Quarter                        0.12
                  Fourth Quarter                       0.12

                      2001
                      ----

                  First Quarter                       $0.11
                  Second Quarter                       0.11
                  Third Quarter                        0.11
                  Fourth Quarter                       0.11

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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth summary historical data for the past five years (in thousands except ratios and per share data):

                                                                              Years Ended December 31,
                                                             ------------------------------------------------------------
                                                               2002        2001         2000          1999         1998
                                                             --------    --------    ---------     ---------     --------
Summary of Earnings:
    Interest Income                                          $ 38,657    $ 44,497    $  47,609     $  40,232     $ 37,065
    Interest Expense                                            8,512      15,527       18,870        13,772       13,478
                                                             --------    --------    ---------     ---------     --------
    Net Interest Income                                        30,145      28,970       28,739        26,460       23,587
    Provision for Loan Losses                                   3,140       1,755        2,606         1,001          785

    Securities Gains (Losses)                                     165         -0-           (2)           (3)          35
    Non-interest Income                                         5,302       4,516        3,780         3,883        3,815
    Non-interest Expense                                       18,309      18,265       16,170        15,224       14,173
                                                             --------    --------    ---------     ---------     --------
    Earnings Before Income Taxes                               14,163      13,466       13,741        14,115       12,479
    Income Tax Expense                                          4,846       4,664        4,765         4,893        4,333
                                                             --------    --------    ---------     ---------     --------
    Net Income                                               $  9,317    $  8,802    $   8,976     $   9,222     $  8,146
                                                             ========    ========    =========     =========     ========

Balance Sheet Data (at period-end):
    Total Assets                                             $687,733    $635,956    $ 619,121     $ 564,786     $532,764
    Investment Securities                                     173,512     160,136      149,647       156,440      148,012
    Loans, Net of Unearned Discount                           469,145     430,754      380,016       355,414      305,833
    Allowance for Loan Losses                                   6,706       6,015        5,399         5,169        4,724
    Demand Deposits                                           167,745     150,040      146,083       128,685      141,170
    Total Deposits                                            581,949     543,803      539,666       480,546      465,500
    Short Term Borrowings                                      37,255      28,366       19,910        32,091       17,839
    Shareholders' Equity                                       64,938      60,536       55,571        48,709       46,235

Per Share Data:
    Net Income - Basic                                       $   1.50    $   1.39    $    1.41     $    1.44     $   1.25
    Net Income - Diluted                                         1.46        1.36         1.38          1.39         1.20
    Book Value - Period-End                                     10.58        9.67         8.73          7.66         7.14
    Dividends Declared and Paid                                  0.48        0.44         0.40          0.32         0.24
    Weighted Average Shares Outstanding (000)                   6,224       6,318        6,364         6,411        6,497
    Average Common Share Equivalents (000)                        172         153          160           245          317

Selected Performance Ratios:
    Return on Average Assets                                     1.39%       1.41%        1.54%         1.72%        1.70%
    Return on Average Shareholders' Equity                      14.74       15.01        17.57         19.66        18.62
    Net Interest Margin (tax equivalent)                         4.80        4.93         5.25          5.31         5.28
    Efficiency Ratio                                            51.26       54.55        49.71         50.14        51.60

Asset Quality Ratios:
    Non-Performing Loans to Total Loans - Period-End             0.46%       0.96%        0.58%         0.69%        1.65%
    Non-Performing Assets to Total Assets - Period-End           0.50        0.72         0.61          0.78         1.00
    Allowance for Loan Losses to Total Loans - Period-End        1.43        1.40         1.42          1.45         1.54
    Allowance for Loan Losses to Non-Performing
        Loans - Period-End                                      314.0       146.0        247.0         211.0         94.0
    Net Charge-Offs to Average Loans                             0.53        0.28         0.64          0.16         0.04

Capital Ratios:
    Shareholders' Equity  to Total Assets - Period-End           9.44%       9.52%        8.98%         8.62%        8.68%
    Average Shareholders' Equity to Average Assets               9.45        9.40         8.74          8.71         9.11
    Total Risk-based Capital to Risk Weighted Assets
        - Period-End*                                           13.41       14.34        14.97         14.59        15.06
    Leverage Ratio - Period-End*                                 8.96        9.20         8.88          8.77         8.52

*Calculated in accordance with Federal Reserve guidelines currently in effect.

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 2002 and 2001 follows (in thousands except for per share data):

                                   First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                  -------     -------     -------     -------
2002
Interest Income                   $9,549      $9,666      $9,839      $9,603
Interest Expense                   2,132       2,199       2,200       1,981
Net Interest Income                7,417       7,467       7,639       7,622
Provision for Loan Losses            545         470       1,350         775

Gain on Sale of Securities           -0-           2         163         -0-
Non-interest Income                1,245       1,330       1,367       1,360
Non-interest Expense               4,638       4,681       4,215       4,775
Income Tax Expense                 1,193       1,254       1,232       1,167
Net Income                         2,286       2,394       2,372       2,265

Per Share Data:
    Net Income:
        Basic                     $ 0.37      $ 0.38      $ 0.38      $ 0.37
        Diluted                     0.36        0.37        0.37        0.36
Dividends Paid                      0.12        0.12        0.12        0.12
Stock Price Range:
        High                       21.15       25.30       24.59       21.21
        Low                        18.00       20.30       20.22       18.77
        Close                      20.80       24.29       21.05       19.50

                                   First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                  -------     -------     -------     -------
2001
Interest Income                   $12,086     $11,554     $10,897     $9,960
Interest Expense                   4,900       4,272       3,731       2,624
Net Interest Income                7,186       7,282       7,166       7,336
Provision for Loan Losses            180         310         370         895
Non-interest Income                1,038       1,111       1,145       1,222
Non-interest Expense               4,823       4,452       4,373       4,617
Income Tax Expense                 1,110       1,255       1,236       1,063
Net Income                         2,111       2,376       2,332       1,983

Per Share Data:
    Net Income:
        Basic                     $ 0.33      $ 0.38      $ 0.37      $ 0.31
        Diluted                     0.32        0.37        0.36        0.31
Dividends Paid                      0.11        0.11        0.11        0.11
Stock Price Range:
        High                       22.50       19.85       21.10       19.00
        Low                        17.09       17.13       18.70       17.25
        Close                      17.88       18.82       18.96       18.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this report.

Performance Summary. Net income for 2002 was $9.3 million, an increase of $515,000, or 5.9%, compared to $8.8 million recorded for 2001. On a weighted average share basis, net income for 2002 was $1.46 per diluted share as compared to $1.36 per share for 2001, an increase of 7.4%. The increase in earnings during 2002 reflects a $786,000 increase in non-interest income, primarily due to increases in deposit account service charges, letter of credit fees and mortgage brokerage fees. Net income for 2001 included an expense of $598,000 for merger related charges which were incurred during the first quarter of that year. Excluding these expenses after-tax earnings for 2001 would have been $9.2 million, or $1.42 per diluted shares. Net income for 2002 was reduced by an increase in provision for loan losses as compared to the prior year due to increased loan charge-offs. See discussion on page 21, "Allowance for Loan Losses."

Continuing to reflect a positive economy in the Corporation's market area, loans increased 8.9% over the previous year-end to $469.1 million at December 31, 2002. Total funding (deposits and short term borrowings) experienced growth also, increasing 8.2% over the same period to $619.2 million. Shareholders' equity was $64.9 million at year-end, an increase of 7.3%.

Net income for 2001 was $8.8 million compared to net income of $9.0 million for 2000, a decrease of 1.9%. The decrease in earnings for 2001 was primarily attributable to the merger related expenses mentioned above.

The following table shows selected key performance ratios over the last three years:

                                                  2002        2001        2000
                                                  ----        ----        ----
Return on Average Assets (ROA)                     1.39%       1.41%*      1.54%
Return on Average Shareholders' Equity (ROE)      14.74       15.01*      17.57
Shareholders' Equity to Assets - Average           9.45        9.40        8.74
Dividend Payout Ratio                             32.05       31.61       28.38

*Excluding merger related expenses ROA and ROE for 2001 would have been 1.47% and 15.68%, respectively.

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

Net Interest Income. Net interest income is the difference between interest earned on earning assets and interest paid for the funds, primarily deposits, supporting those assets. The largest category of earning assets consists of loans to businesses and individuals. The second largest is investment securities. Net interest income is the principal source of the Corporation's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities supporting those assets, affect net interest income. Interest rates primarily are determined by national and international market trends, as well as competitive pressures in the Corporation's operating markets. For analytical purposes, income from tax-exempt assets, primarily securities issued by or loans made to state and local governments, is adjusted by an increment which equates tax-exempt income to interest from taxable assets.

Net interest income (tax equivalent) for 2002 was $30.2 million, an increase of $1.3 million, or 4.4% compared to the prior year. The net increase reflected a $5.7 million decrease in interest income which was offset by a $7.0 million decrease in interest expense. The Corporation's yield on earning assets decreased to 6.15% for 2002 from 7.57% for 2001. Rates paid on the Corporation's interest-bearing liabilities decreased from 3.67% for 2001 to 1.91% for 2002. These shifts in yield on earning assets and cost of interest-bearing liabilities resulted in the net interest margin decreasing from 4.93% for 2001 to 4.80% for 2002. The increase in net interest income was due to the 15.0% growth in average loans and the 13.0% growth in average demand deposits during 2002, offsetting the 13 basis point decline in net interest margin. Average demand deposits as a percent of average total deposits increased to 27.9% in 2002 from 25.5% in 2001. This ratio remains very positive compared to the Corporation's peers.

The significant changes in yields earned on earning assets and the rates paid on interest bearing liabilities reflects the decline in market rates as measured by the decline in average prime rates for 2002 and 2001 (as posted by the Wall Street Journal) of 224 basis points.

Summary of Earning Assets and Interest-Bearing Liabilities

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

                                                                      Years Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                 2002                            2001                           2000
                                    -----------------------------------------------------------------------------------------------
                                                         Average                         Average                            Average
                                    Average               Yield/    Average               Yield/    Average                  Yield/
(Dollars in Thousands)              Balance    Interest    Rate     Balance    Interest    Rate     Balance    Interest       Rate
                                    -------    --------    ----     -------    --------    ----     -------    --------       ----
Earning Assets:
    Federal Funds Sold and
        Due From Time             $  12,989   $     212    1.63%  $  44,689   $   1,972    4.41%  $  24,659   $   1,571       6.37%
    Investment Securities
        (Taxable)                   150,704       7,046    4.68     139,875       7,966    5.70     148,598       9,253       6.23
    Investment Securities
        (Tax-exempt)(2)               3,060         177    5.77         231          17    7.36         348          26       7.50
    Loans, Net of Unearned
        Discount(1)                 463,106      31,326    6.76     402,763      34,548    8.58     373,997      36,768       9.83
                                  ---------   ---------    ----   ---------   ---------    ----   ---------   ---------       ----
            Total Earning Assets    629,859      38,761    6.15     587,558      44,503    7.57     547,602      47,618       8.70
                                              ---------                       ---------                       ---------
Other Assets:
    Cash and Due From Banks          25,728                          24,259                          24,140
    Other Assets                     19,760                          17,922                          19,122
Allowance for Loan Losses            (6,438)                         (5,816)                         (6,167)
                                  ---------                       ---------                       ---------
Total Assets                      $ 668,909                       $ 623,923                       $ 584,697
                                  =========                       =========                       =========
Interest-Bearing Liabilities:
    Interest-Bearing Transaction
        Accounts                  $ 180,060       2,378    1.32   $ 167,853       4,298    2.56   $ 158,476       6,168       3.89
    Savings                         112,977       1,909    1.69     101,295       3,367    3.32      93,594       4,472       4.78
    Certificates of Deposit
        under $100,000 and IRA's     64,042       2,041    3.19      77,968       4,198    5.39      67,605       3,808       5.63
    Certificates of Deposit
        $100,000 or More             48,286       1,542    3.19      56,848       3,061    5.38      50,625       2,978       5.88
    Other Time                          339          11    3.18         723          43    5.91         778          44       5.70
    Other Borrowings                 39,453         631    1.60      18,518         560    3.02      25,748       1,400       5.44
                                  ---------   ---------    ----   ---------   ---------    ----   ---------   ---------       ----
        Total Interest-Bearing
            Liabilities             445,157       8,512    1.91     423,205      15,527    3.67     396,826      18,870       4.76
                                              ---------                       ---------                       ---------
Other Liabilities:
    Demand Deposits                 156,868                         138,880                         135,165
    Other Liabilities                 3,695                           3,188                           1,607
    Shareholders' Equity             63,189                          58,650                          51,099
                                  ---------                       ---------                       ---------
Total Liabilities and
Shareholders' Equity              $ 668,909                       $ 623,923                       $ 584,697
                                  =========                       =========                       =========
Net Interest Income and
    Margin (T/E Basis)(2)                     $  30,249    4.80%              $  28,976    4.93%              $  28,748       5.25%
                                              =========                       =========                       =========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on a tax equivalent basis ("T/E") using a federal income tax rate of 34% in all three years.

Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 4.80% for 2002, a 13 basis point decrease from the previous year. This decrease in the margin reflected a lower yield on earning assets in 2002 of 142 basis points compared to the prior year offset by a lower cost of funds of 176 basis points compared to the prior year. In addition, the Corporation's non-interest fundings, demand deposits and shareholders' equity, earn less in the current low interest rate environment.

The table below analyzes the increase in net interest income for each of the years ended December 31, 2002 and 2001 on a fully tax equivalent basis. Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans. The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

                                                     2002 vs. 2001                  2001 vs. 2000
                                                   Increase (Decrease)            Increase (Decrease)
                                                   Due to Changes in:             Due to Changes in:
                                               ----------------------------   ---------------------------
(Dollars in Thousands)                          Volume     Rate      Total    Volume      Rate     Total
                                               -------   --------   -------   -------   -------   -------
Interest Earning Assets:
    Federal Funds Sold and Due From Time       $(1,399)  $   (361)  $(1,760)  $ 1,276   $  (875)  $   401
    Investment Securities (Taxable)                617     (1,537)     (920)     (543)     (744)   (1,287)

    Investment Securities (Tax-exempt)             208        (48)      160        (9)      -0-        (9)
    Loans, Net of Unearned Discount              5,176     (8,398)   (3,222)    2,828    (5,048)   (2,220)
                                               -------   --------   -------   -------   -------   -------

    Total Interest Income                        4,602    (10,344)   (5,742)    3,552    (6,667)   (3,115)
                                               -------   --------   -------   -------   -------   -------

Interest-Bearing Liabilities:
    Transaction Accounts & Savings                 701     (4,079)   (3,378)      733    (3,708)   (2,975)
    Certificates of Deposit and Other Time      (1,232)    (2,476)   (3,708)      946      (474)      472
    Other Borrowings                               633       (562)       71      (393)     (447)     (840)
                                               -------   --------   -------   -------   -------   -------

    Total Interest Expense                         102     (7,117)   (7,015)    1,286    (4,629)   (3,343)
                                               -------   --------   -------   -------   -------   -------

Changes in Net Interest Income                 $ 4,500   $ (3,227)  $ 1,273   $ 2,266   $(2,038)  $   228
                                               =======   ========   =======   =======   =======   =======

Net interest income for 2002 increased $1,273,000, or 4.4% over the prior year. In this same period, total interest income decreased 12.9% and total interest expense decreased 45.2%.

Non-interest Income. Non-interest income is an important contributor to net earnings. The major component of the Corporation's non-interest income is various charges and fees earned on deposit accounts and related services. The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

                                              2002                   2001                2000
                                       -------------------     -------------------      ------
                                       Amount     % Change     Amount     % Change      Amount
                                       ------     --------     ------     --------      ------
Service Charges on
    Deposit Accounts                  $ 2,934        22.3%    $ 2,400        20.1%     $ 1,998
Non-recurring Income                       51       100.0         -0-      (100.0)          65
Gain (Loss) on Sale of Investment
    Securities                            165       100.0         -0-       100.0           (2)
Other Non-interest Income               2,317         9.5       2,116        23.2        1,717
                                      -------                 -------                  -------

        Total Non-interest Income     $ 5,467        21.1%    $ 4,516        19.5%     $ 3,778
                                      =======                 =======                  =======

Service charges on deposits increased in 2002 primarily as a result of increased account analysis income on commercial accounts due to the reduction in the earnings credit rate on those accounts and also an increase in insufficient funds charges on deposit accounts.

The non-recurring income in 2002 was from the sale of common stock previously held in Other Assets. The non-recurring income in 2000 was primarily interest recovered on loans either charged-off in prior years or loans that were on non-accrual status in prior years.

The increase in other non-interest income in 2002 is primarily due to an increase in income from letter of credit fees and mortgage brokerage fees. The increase in other non-interest income in 2001 is primarily due to an increase in investment services income, letter of credit fees and collection fees.

Non-interest Expense. Non-interest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

                                                  2002                    2001               2000
                                           -------------------     -------------------     -------
                                            Amount    % Change      Amount    % Change      Amount
                                           -------    --------     -------    --------     -------
Salaries and Employee Benefits             $11,078        4.9%     $10,564       11.4%     $ 9,480
Occupancy Expense - Net                      1,136      (12.2)       1,294       30.3          993

Furniture and Equipment Expense              1,577        7.1        1,472        5.8        1,391

Other Real Estate Owned Expense                234        4.5          224      (30.9)         324
Merger Related Expense                         -0-     (100.0)         598      100.0          -0-
Other Expenses:

    Business Development                       797        8.6          734       22.1          601
    Insurance - Other                          197       52.7          129       11.2          116
    Legal and Professional Fees                774       22.1          634      (26.8)         866

    Other Taxes                                 83      (33.6)         125        7.8          116

    Postage and Courier                        358        2.9          348        4.8          332
    Printing and Supplies                      353       (2.5)         362       (1.9)         369

    Regulatory Fees and Assessments            239       (2.0)         244        3.0          237
    Other Operating Expenses                 1,483       (3.5)       1,537       14.3        1,345
                                           -------                 -------                 -------

        Total Other Expenses                 4,284        4.2        4,113        3.3        3,982
                                           -------                 -------                 -------

             Total Non-interest Expense    $18,309        0.2%     $18,265       13.0%     $16,170
                                           =======                 =======                 =======

Total non-interest expense increased $44,000 or .2% in 2002 over 2001 reflecting increases in salaries and benefits, equipment expenses, business development expenses, insurance expenses and legal and professional expenses. These increases in expenses were offset by the merger related expenses incurred to merge the Corporation's subsidiaries in 2001. As a percent of average assets, non-interest expenses were 2.74%, 2.93% and 2.77% in 2002, 2001 and 2000, respectively. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 51.26% for 2002 and 54.55% for 2001; when merger related expenses are excluded from non-interest expenses the efficiency ratio for 2001 was 52.76%. The efficiency ratio measures what percentage of total revenues are absorbed by non-interest expense. These measures of operating efficiency compare very favorably to other financial institutions in the Corporation's peer groups.

The increase in salaries and employee benefits for 2002 is due to salary merit increases, additions to staff and an increase in the cost of employee insurance. In 2002, the Corporation did not pay incentive bonuses to its employees. In 2001 and 2000, the bonus expense was $534,000 and $593,000, respectively. Also in 2002, merit increases were not made to Vice Presidents and above. The average number of full-time equivalent employees increased by 16 in 2002 to an average full-time equivalent of 201.5. At year-end 2002, the full-time equivalent staff was 205 versus 194 at the same time the prior year. These increases include the addition of six staff members in January 2002 that had previously been employed by a competing community bank that had been acquired by a large regional bank.

The increase in equipment expense is primarily because of an increase in depreciation expense due to a 38.2% increase in furniture and equipment assets during 2002. This increase included the investment in new hardware and software related to a core system data processing conversion made in October.

The increase in expenses for business development were primarily associated with advertising cost related to the continuation of a name/brand identity advertising campaign launched after the merger of the Corporation's subsidiaries in 2001 and certain deposit product advertising campaigns launched in 2002.

Insurance expense increased in 2002 primarily due to the additional cost of directors and officers liability insurance which went up $35,000 over the previous year.

The increase in legal and professional fees expense in 2002 were primarily related to increases during the year in classified loans and costs incurred for product development.

The increase in occupancy expense in 2001 is primarily a result of a reduction in rental income as lease space at one of the banking facilities was vacant for a portion of the year and a lower rental rate was received from a major new tenant compared to the rate earned from the vacating tenant.

Federal Income Tax Expense. The Corporation has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 10 of the Corporation's Notes to Consolidated Financial Statements for details of tax expense. The Corporation expensed $4,846,000, $4,664,000 and $4,765,000 for federal income taxes for the years ending December 31, 2002, 2001 and 2000, respectively. These amounts resulted in an effective tax rate of 34.2% for 2002, 34.6% for 2001 and 34.7% for 2000.

Investment Securities. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 2002, all of which are classified as Available-for-Sale (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of this designation), by stated maturity and with the weighted average interest yield for each range of maturities. The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

                                                                       December 31, 2002
                                ----------------------------------------------------------------------------------------------------
                                                            Due 1 to               Due 5 to              Due After
                                Due 1 Year or Less          5 Years                10 Years              10 Years
                                ------------------     ------------------     ------------------     -----------------
                                 Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield       Total
                                --------    ------     --------    ------     --------    ------     --------    ------     --------
(Dollars in Thousands)

U.S. Treasury Securities        $    996      6.45%         -0-       --%          -0-       --%          -0-       --%     $    996

U.S. Government Agencies
  and Corporations                25,221      5.28       92,552      4.28        3,290      3.81          -0-        --      121,063

U.S. Government Agency
  Mortgage Backed Securities         -0-        --        1,318      5.31       15,729      4.43       20,641      3.68       37,688

Obligations of States and
  Political Subdivisions             -0-        --        1,692      5.13        3,085      3.68          -0-        --        4,777

Other Securities                     -0-        --          -0-        --          -0-        --        4,652      4.41        4,652
                                --------    ------     --------    ------     --------    ------     --------    ------     --------

        Total                   $ 26,217      5.33%    $ 95,562      4.31%    $ 22,104      4.23%    $ 25,293      3.82%    $169,176
                                ========    ======     ========    ======     ========    ======     ========    ======     ========

The yield on the investment securities portfolio of the Corporation at December 31, 2002 was 4.42% and the weighted average life of the portfolio on that date was approximately 2.3 years. At December 31, 2001, the yield of the portfolio was 4.98% and the weighted average life was 1.9 years.

Note 2 to the Corporation's Notes to Consolidated Financial Statements shown in this report reflects the estimated fair values for various categories of investment securities as of December 31, 2002 and 2001. As of December 31, 2002, there was a net unrealized gain of $4,336,000 in the portfolio, or 2.6% of the amortized cost of those securities.

The following table summarizes the book value of investment securities held by the Corporation as of December 31 for the past five years (in thousands):

                                                                             December 31,
                                                 --------------------------------------------------------------------
                                                   2002           2001           2000           1999           1998
                                                 --------       --------       --------       --------       --------
U.S. Treasury Securities                         $  1,018       $  6,207       $ 17,162       $ 27,974       $ 41,672
U.S. Government Agencies
    and Corporations                              124,786        131,149        120,559        113,535         87,791
U.S. Government Agency
    Mortgage Backed Securities                     38,157         19,822         10,409         13,079         16,440
Obligations of States and
    Political Subdivisions                          4,899          1,616            240            637          1,037
Other Securities                                    4,652          1,342          1,277          1,215          1,072
                                                 --------       --------       --------       --------       --------
           Total                                 $173,512       $160,136       $149,647       $156,440       $148,012
                                                 ========       ========       ========       ========       ========

In 2002, approximately $143.4 million of investment securities were sold, resulting in $165,000 of gains from these sales.

Loans. The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

                                                                        December 31,
                          ---------------------------------------------------------------------------------------------------------
                                      % of                   % of                 % of                  % of                  % of
                           2002       Total       2001       Total      2000      Total       1999      Total       1998      Total
                          --------    -----     --------    -----     --------    -----     --------    -----     --------    -----
Commercial
  and Industrial          $195,120     41.6%    $184,716     42.9%    $167,818     44.2%    $156,847     44.2%    $133,066     43.5%
Real Estate
  -Commercial              130,755     27.9      107,600     25.0       94,066     24.7       85,825     24.1       72,434     23.7
Real Estate
  -Residential              48,447     10.3       44,522     10.3       37,996     10.0       34,771      9.8       27,987      9.2
Real Estate
  Construction              59,941     12.8       60,548     14.1       47,183     12.4       43,875     12.3       40,456     13.2
Loans to
  Individuals,
  Net of Unearned
  Discount                  34,882      7.4       33,368      7.7       32,953      8.7       34,096      9.6       31,890     10.4
                          --------    -----     --------    -----     --------    -----     --------    -----     --------    -----
Total Loans, Net
  of Unearned
  Income                  $469,145    100.0%    $430,754    100.0%    $380,016    100.0%    $355,414    100.0%    $305,833    100.0%
                          ========    =====     ========    =====     ========    =====     ========    =====     ========    =====

The preceding loan distribution table reflects that total loans increased $38.4 million (8.9%) between year-end 2002 and 2001. Although this dollar increase was significant, the Corporation is continuing to apply stringent credit criteria on all loan applications. At December 31, 2002, loans were 80.6% of deposits compared to 79.2% at the previous year-end reflecting a somewhat slower growth in deposits compared to loans. Average loans were 82.3% of average deposits in 2002 compared to 74.1% in 2001.

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

A significant portion of the $131 million commercial real estate mortgage portfolio is loans to finance owner-occupied real estate. The growth in 2002 was partially attributable to significant new customer relationships formed during the year. At December 31, 2002, $94 million of loans, approximately 72% of the commercial real estate mortgage portfolio, had been made for this purpose. Also, approximately 53% of the loans in the commercial real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

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

The Corporation also lends to consumers for purchases of various consumer goods, such as automobiles and boats and for home improvements. The terms of these loans typically are five years or less and are well secured with liens on products purchased or other assets. These loans are primarily made to customers who have other relationships with the Corporation. The Corporation does not issue credit cards and does not have any credit card loans outstanding.

As of December 31, 2002, the Corporation had no concentration, by Standard Industrial Classification Code ("SIC"), in any single industry that exceeded ten percent of total loans.

The following table presents commercial loans and real estate construction loans at December 31, 2002, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

                                                Over
                                              One Year
                                 One Year      Through    Over Five
                                 or Less      Five Years    Years         Total
                                 -------      ----------    -----         -----

Commercial and Industrial        $172,543      $20,667      $1,910      $195,120
Real Estate Construction           52,811        6,129       1,001        59,941
                                 --------      -------      ------      --------

Totals                           $225,354      $26,796      $2,911      $255,061
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

The following table presents average loans, net of unearned income, and an analysis of the allowance for loan losses (dollars in thousands):

                                                                   Years Ended December 31,
                                                -----------------------------------------------------------------
                                                   2002         2001          2000          1999          1998
                                                ---------     ---------     ---------     ---------     ---------
Average Loans Outstanding                       $ 463,106     $ 402,763     $ 373,997     $ 331,963     $ 292,060
                                                =========     =========     =========     =========     =========
Analysis of Allowance for
    Loan Losses:
    Balance, Beginning of Year                  $   6,015     $   5,399     $   5,169     $   4,724     $   4,065
                                                ---------     ---------     ---------     ---------     ---------

    Charge-Offs:
        Commercial                                  2,330         1,280         2,429           376           128
        Real Estate Mortgage                          213             4           -0-             3            39
        Real Estate Construction                       10           -0-           -0-           230             6
        Loans to Individuals                          268           123           171           118           170
                                                ---------     ---------     ---------     ---------     ---------

            Total Charge-Offs                       2,821         1,407         2,600           727           343
                                                ---------     ---------     ---------     ---------     ---------

    Recoveries:
        Commercial                                    296            80           140            93            87
        Real Estate Mortgage                           22           164            10            44           111
        Real Estate Construction                      -0-           -0-           -0-           -0-           -0-
        Loans to Individuals                           54            24            74            34            19
                                                ---------     ---------     ---------     ---------     ---------

            Total Recoveries                          372           268           224           171           217
                                                ---------     ---------     ---------     ---------     ---------

                  Net Charge-Offs                   2,449         1,139         2,376           556           126

    Provision Charged to Operating Expense          3,140         1,755         2,606         1,001           785
                                                ---------     ---------     ---------     ---------     ---------

    Balance, End of Year                        $   6,706     $   6,015     $   5,399     $   5,169     $   4,724
                                                =========     =========     =========     =========     =========

Ratio of Net Charge-Offs
            to Average Loans Outstanding             0.53%         0.28%         0.64%         0.16%         0.04%
                                                =========     =========     =========     =========     =========

The increase in provision for loan losses in 2002 from 2001 primarily recognizes a higher loan charge-off rate in 2002 compared to 2001. In 2002, no single loan greater than $550,000 was charged-off. In the fourth quarter of 2001, a charge-off of $713,000 was made on one loan and $245,000 on another. These charge-offs, although above those of earlier years, are not thought to reflect a change in the Corporation's lending strategy. Loan charge-offs in the last three years, which have been higher in dollars and as a percent of loans outstanding, are attributable to slowdowns in the local and national economies and to the rapid growth of the Corporation over the last several years.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

                                                                             December 31,
                                            -----------------------------------------------------------------
                                               2002          2001          2000          1999          1998
                                            ---------     ---------     ---------     ---------     ---------
Total Loans                                 $ 469,145     $ 430,754     $ 380,016     $ 355,414     $ 305,833
Allowance for Loan Losses                       6,706         6,015         5,399         5,169         4,724
Allowance for Loan Losses
    as a Percent of Total Loans                  1.43%         1.40%         1.42%         1.45%         1.54%
Allowance for Loan Losses
    as a Percent of Non-Performing Loans        314.0         146.0         247.0         211.0          94.0

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 20 for the percent of specific types of loans to total loans:

                                                                        December 31,
                          ---------------------------------------------------------------------------------------------------------
                                 2002                  2001                 2000                  1999                  1998
                          -----------------     -----------------     -----------------     -----------------     -----------------
                                      % of                  % of                  % of                  % of                  % of
                           Amount     Total      Amount     Total      Amount     Total      Amount     Total      Amount     Total
                          --------    -----     --------    -----     --------    -----     --------    -----     --------    -----
Allowance For
    Loan Losses:
        Commercial
           and Industrial $  3,231     48.2%    $  3,336     55.5%    $  2,066     38.3%    $  2,686     52.0%    $  2,713     57.4%
        Real Estate
           Mortgage          1,697     25.3        1,613     26.8        1,095     20.3        1,050     20.3          818     17.3
        Real Estate
           Construction        493      7.4          635     10.6          381      7.1          371      7.2          452      9.6
        Loans to
           Individuals         411      6.1          365      6.0          374      6.9          375      7.3          372      7.9
        Unallocated
           Portion             874     13.0           66      1.1        1,483     27.4          687     13.2          369      7.8
                          --------    -----     --------    -----     --------    -----     --------    -----     --------    -----

Total                     $  6,706    100.0%    $  6,015    100.0%    $  5,399    100.0%    $  5,169    100.0%    $  4,724    100.0%
                          ========    =====     ========    =====     ========    =====     ========    =====     ========    =====

The allocation is determined by providing specific reserves against each loan that is "criticized" as being weak plus a general allocation against the remaining balance of the portfolio based on experience factors. The general allocation is based upon the Corporation's loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends and concentrations of credit. At December 31, 2002, the general allocation rate of the allowance was .86%. Management of the Corporation believes that the allowance for loan losses at December 31, 2002 is adequate to cover losses inherent in the portfolio. There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to the size of the current allowance. The total allowance is available to absorb losses from any segment of loans.

Non-Performing Assets. Non-performing assets consist of non-accrual loans, renegotiated loans, other real estate and other foreclosed assets. Non-accrual loans are those on which the accrual of interest has been suspended and on which the interest is recorded as earned when it is received. Loans are generally placed on non-accrual status when principal or interest is past due 90 days or more and the loan is not both well-secured and in the process of collection, or immediately, if in the opinion of management, full collection of principal or interest is doubtful. At the time a loan is placed on non-accrual status, interest previously recorded but not collected is reversed and charged against current interest income.

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

The following table summarizes the non-performing assets and loans 90 days past due and still accruing (dollars in thousands):

                                                                                           December 31,
                                                                 ------------------------------------------------------------------
                                                                  2002           2001           2000           1999           1998
                                                                 ------         ------         ------         ------         ------
Non-accrual Loans                                                $2,135         $4,115         $2,182         $2,450         $5,049
Renegotiated Loans                                                  -0-            -0-            -0-              3              6
Other Real Estate & Other Foreclosed Assets                       1,268            444          1,595          1,947            281
                                                                 ------         ------         ------         ------         ------
    Total Non-Performing
        Assets                                                   $3,403         $4,559         $3,777         $4,400         $5,336
                                                                 ======         ======         ======         ======         ======
As a Percent of:
    Total Assets                                                   0.49%          0.72%          0.61%          0.78%          1.00%
    Total Loans and Other
        Real Estate & Other Foreclosed Assets                      0.72           1.06           0.99           1.23           1.74

Loans Past Due 90 Days or
        More and Still Accruing                                  $   16         $   16         $   10          $ -0-         $    3

Non-accrual loans at December 31, 2002, were comprised of $1,463,000 in commercial loans, $473,000 in real estate mortgages and $199,000 in consumer loans. Other Real Estate and Other Foreclosed Assets includes one office building, one residential property and a motor home. Subsequent to year-end, the office building and residential property were sold. It is anticipated the motor home will be sold in early 2003 as well.

The impact on interest income from the above non-accrual loans and renegotiated loans for the past five years is provided below (in thousands):

                                             Years Ended December 31,
                                 ---------------------------------------------------
                                   2002       2001       2000       1999       1998
                                 -------    -------    -------    -------    -------
Gross Amount of Interest
    That Would Have Been
    Recorded at Original Rate    $   171    $   340    $   600    $   427    $   537
Interest Included in Income           99        195        206         68        312
                                 -------    -------    -------    -------    -------
        Interest Not Recorded
            in Income            $    72    $   145    $   394    $   359    $   225
                                 =======    =======    =======    =======    =======

Loans are graded on a system similar to that used by the banking industry regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard," which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower. The last level of criticized loans, before they are charged off, is "Doubtful." Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable. In addition to the above grading system, the Corporation maintains a separate "watch list" which further aids the Corporation in monitoring loan quality. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful.

An independent third party loan review was completed in mid 2002. In addition, a regulatory examination was completed in early 2002. Based on the findings of these reviews and exams, management considers the loan portfolio to be adequately reserved.

Criticized loans, loans classified as OAEM, Substandard or Doubtful as noted above, have increased since 2000. A significant portion of this increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 to assist in monitoring loan quality. The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible. Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                                     December 31,
                                -------------------------------------------------------
                                 2002        2001        2000        1999        1998
                                -------     -------     -------     -------     -------
Non-Performing Loans            $ 2,135     $ 4,115     $ 2,182     $ 2,453     $ 5,055
Criticized Loans                 23,067      24,879      11,536      11,804      10,468
Allowance for Loan Losses         6,706       6,015       5,399       5,169       4,724
Allowance for Loan Losses
    as a Percent of:
        Non-Performing Loans      314.0%      146.0%      247.0%      211.0%       94.0%
        Criticized Loans           29.0        24.0        47.0        44.0        45.0

Deposits. The primary source of the Corporation's funds is deposits. The majority of the Corporation's deposits are considered "core" deposits, that is, deposits that are not subject to material changes due to customer withdrawal because of market rate changes. The Corporation does not accept brokered deposits. Average demand deposits increased $18.0 million, or 13.0% in 2002. These deposits represented 27.9% of total deposits. Average interest-bearing deposits increased $1.0 million, or .2%. The deposit types' daily average balance and related average rates paid during each of the last three years are as follows (dollars in thousands):

                                                            2002                        2001                        2000
                                                    ---------------------       ---------------------       ---------------------
                                                    Amount      Rate Paid       Amount      Rate Paid       Amount      Rate Paid
                                                    ------      ---------       ------      ---------       ------      ---------
Noninterest-Bearing Demand Deposits                 $156,868                   $138,880                  $  135,165
Interest-Bearing Deposits:
    Interest-Bearing Transaction
          Accounts                                  180,060           1.32%     167,853           2.56%     158,476           3.89%
    Savings                                         112,977           1.69      101,295           3.32       93,594           4.78
    Certificates of Deposit
          under $100,000 and IRA's                   64,042           3.19       77,968           5.39       67,605           5.63
    Certificates of Deposit of $100,000 or More      48,286           3.19       56,848           5.38       50,625           5.88
    Other Time Deposits                                 339           3.18          723           5.90          778           5.70
                                                   --------                    --------                  ----------

               Total Interest-Bearing Deposits      405,704           1.94%     404,687           3.70%     371,078           4.71%
                                                   --------                    --------                  ----------

               Total Deposits                      $562,572                    $543,567                  $  506,243
                                                   ========                    ========                  ==========

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2002, 2001 and 2000 is presented below (in thousands):

                               % of                   % of                % of
Maturity              2002     Total       2001       Total    2000       Total
--------              ----     -----       ----       -----    ----       -----
3 months or less    $12,076    23.2%     $19,522      41.0%  $16,267      27.0%
3 to 6 months         9,962    19.2       12,405      26.0    15,334      25.5
6 to 12 months       14,808    28.4       13,527      28.4    24,191      40.2
Over 12 months       15,204    29.2        2,190       4.6     4,403       7.3

Borrowings. Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. These borrowings are with significant commercial customers of the Corporation that require short-term liquidity for their funds. Information relating to these borrowings is summarized as follows:

                                                            December 31,
                                                 ----------------------------------
                                                   2002         2001         2000
                                                 --------     --------     --------
Securities Sold Under Repurchase Agreements:
        Average Balance                          $ 20,141     $ 17,470     $ 20,797
        Year-End Balance                           22,955       14,816       19,910
        Maximum Month-End Balance During Year      29,560       20,374       25,019
        Interest Rate:
            Average                                  0.87%        2.94%        5.19%
            Year-End                                 0.59         0.75         5.44

Federal Funds Purchased:
        Average Balance                          $  1,178     $    567     $     22
        Year-End Balance                              -0-        8,550          -0-
        Maximum Month-End Balance During Year       8,650        8,550          950
        Interest Rate:
            Average                                  2.03%        2.76%        5.96%
            Year-End                                  -0-         1.92          -0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB. At December 31, 2002, $12.0 million of borrowings were outstanding under the line of credit at an average rate of 2.11%, $5.0 million of which matures in May 2003 and $7.0 million maturing in October 2003. For the year ended December 31, 2002, the Corporation had average borrowings of $16.5 million. In addition, at December 31, 2002, the Corporation had $2.3 million borrowed under a match funding agreement with the Federal Home Loan Bank at a rate of 4.41% which matures in June 2003. At December 31, 2001, the Corporation had $5.0 million of borrowings outstanding at a rate of 1.92% which matured in January 2002. For the year ended December 31, 2001, the Corporation had average borrowings of $452,000.

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

The following table, commonly referred to as a "static GAP report," indicates the interest rate-sensitivity position at December 31, 2002 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                                    Repriced
                                           Due in                                                   After 1
                                             30          Due in         Due in         Total        Year or
                                            Days         31-180        181 Days         Rate        Non-Rate
                                          Or Less         Days        to One Year     Sensitive     Sensitive      Total
                                         ---------      ---------      ---------      ---------     ---------    ---------
Earning Assets:
    Loans                                $ 253,996      $  36,411      $  29,542      $ 319,949     $ 149,196    $ 469,145
    Investment Securities                   10,720         16,060         30,395         57,175       116,337      173,512
    Federal Funds Sold & Due
            From Time                          262            -0-            -0-            262           -0-          262
                                         ---------      ---------      ---------      ---------     ---------    ---------

            Total Earning Assets           264,978         52,471         59,937        377,386       265,533      642,919

Interest-Bearing Liabilities:
    Interest-Bearing Transaction
        Accounts and Savings               298,406            -0-            -0-        298,406           -0-      298,406
    Certificates of Deposit of
        under $100,000 and IRA's             5,289         24,918         17,249         47,456        15,976       63,432
    Certificates of Deposit of
        $100,000 or More                     3,063         18,975         14,808         36,846        15,204       52,050
    Other Time Deposits                        150            -0-            100            250            66          316
    Short Term Borrowings                   22,955          5,000          9,300         37,255           -0-       37,255
                                         ---------      ---------      ---------      ---------     ---------    ---------

            Total Interest-
                  Bearing Liabilities      329,863         48,893         41,457        420,213        31,246      451,459
                                         ---------      ---------      ---------      ---------     ---------    ---------
Interest Sensitivity GAP                 $ (64,885)     $   3,578      $  18,480      $ (42,827)    $ 234,287    $ 191,460
                                         =========      =========      =========      =========     =========    =========
Cumulative GAP                           $ (64,885)     $ (61,307)     $ (42,827)
                                         =========      =========      =========
Periodic GAP To
        Total Assets                         (9.43)%         0.52%          2.68%
Cumulative GAP To
        Total Assets                         (9.43)%        (8.91)%        (6.23)%

In the preceding table under the "After 1 Year" category, $72,108,000 in investment securities will reprice or mature within one to three years and another $31,325,000 will reprice or mature within three to five years. The average maturity of the investment portfolio is approximately 2.3 years. Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

As a result of applying the beta factors established by the Corporation's management to the earning assets and interest-bearing liabilities in the static GAP report via a simulation model, the cumulative GAP to total assets ratio at one year of (6.23%) was reversed to a positive 22.97% "beta adjusted" GAP position. Management feels that the "beta adjusted" GAP risk technique more accurately reflects the Corporation's GAP position.

In addition to GAP analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the December 31, 2002 simulation analysis, it is estimated that a 100 basis point rise in rates over the next 12 month period would have an impact of approximately 4.8% on net interest income for the period, while a 100 basis point decline in rates over the same period would have an impact of approximately (8.0%) on net interest income for the period. The results are primarily from the behavior of demand, money market and savings deposits. The Corporation has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis. The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to be and does not provide a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects the spreads and margins for the past three years:

                                   2002         2001         2000
                                 --------     --------     --------

Yield on Earning Assets (T/E)        6.15%        7.57%        8.70%
Cost of Funds                        1.91         3.67         4.76
Net Interest Spread (T/E)            4.24         3.90         3.94
Net Interest Margin (T/E)            4.80         4.93         5.25

T/E = Tax Equivalent

Capital Resources. At December 31, 2002, shareholders' equity totaled $64.9 million, an increase of $4.4 million or 7.3% for the year. This increase reflects retained earnings, i.e., earnings net of dividends to shareholders, and the impact of the repurchase of shares of common stock of the Corporation. In 2002, $3.4 million of stock was repurchased.

Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets. The guidelines define Tier 1 capital and Tier 2 capital. The only components of Tier 1 and Tier 2 capital, for the Corporation, are equity capital and a portion of the allowance for loan losses, respectively. These two components combine to become Total Capital. The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets. Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a "credit equivalent amount" and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 2002, 2001 and 2000 included unfunded loan commitments and letters of credit. The minimum ratio for qualifying Total Capital is 8%, of which 4% must be Tier 1 capital.

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

The table below illustrates the Corporation's and the Bank's compliance with the regulatory guidelines as of December 31, 2002 and December 31, 2001 (dollars in thousands):

                                    December 31, 2002        December 31, 2001
                                 -----------------------   -----------------------
                                     The                       The
                                 Consolidated   Summit     Consolidated   Summit
                                 Corporation   Bank,N.A.   Corporation   Bank,N.A.
                                 -----------   ---------   -----------   ---------
Total Assets                       $687,733     $687,719     $635,956     $635,944
Risk Weighted Assets                510,639      510,625      449,408      449,406
Equity Capital (Tier 1)            $ 62,076     $ 61,403     $ 58,842     $ 57,218
Qualifying Allowance For
    Loan Losses                       6,387        6,387        5,622        5,622
                                   --------     --------     --------     --------

         Total Capital             $ 68,463     $ 67,790     $ 64,464     $ 62,840
                                   ========     ========     ========     ========

Leverage Ratio                         8.96%        8.96%        9.20%        9.15%
Risk Capital Ratio:
    Tier 1 Capital                    12.16%       12.02%       13.10%       12.73%
    Total Capital                     13.41        13.28        14.34        13.98

The Corporation had an unrealized gain on Available-for-Sale securities, net of deferred taxes, of $2,861,000 and $1,694,000 as of December 31, 2002 and 2001, respectively. Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital. The decline in the percentages between the years is primarily due to the growth in loans during 2002. Loans are generally classified in the 100% risk category for the purpose of these calculations.

As can be seen in the preceding table, the Corporation and the Bank exceed the risk-based capital and leverage requirements set by the regulators as of December 31, 2002 and 2001.

Also, as of December 31, 2002 and 2001, the Corporation and the Bank met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Liquidity. Liquidity is defined as the Corporation's ability to meet deposit withdrawals, provide for the legitimate credit needs of customers and take advantage of certain investment opportunities as they arise. While maintaining adequate liquid assets to fulfill these functions, it must also maintain compatible levels of maturity and rate concentrations between its sources of funds and earning assets. The liability structure of the Corporation is short-term in nature and the asset structure is likewise oriented towards short maturities.

The Corporation's primary "internal" source of liquidity is its federal funds sold and its marketable investment securities, particularly those with shorter maturities. Federal funds sold and investment securities maturing within 30 days represented $10.9 million or 1.6% of total assets as of December 31, 2002. Additionally, the Corporation's ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity. The Bank has approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 90.7% of total deposits at December 31, 2002 were "core" deposits. Core deposits for this purpose are defined as total deposits less public funds and certificates of deposit greater than $100,000. Also, the Corporation's loan to deposit ratio averaged a somewhat conservative 82.3% for the year.

The Parent Company's income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, is derived from the investment in the Bank. See Note 16 - Dividends from the Bank for limitations on dividends payable by the Bank.

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

Forward-Looking Statements. Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), even though they are not specifically identified as such. In addition, certain statements in future filings by the Corporation with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Corporation or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance ; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) local, regional and international economic conditions and the impact they may have on the Corporation and its customers; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) political instability; (v) acts of war or terrorism; (vi) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (vii) changes in consumer spending, borrowings and savings habits; (viii) technology changes; (ix) acquisitions and integration of acquired businesses; (x) the ability to increase market share and control expenses; (xi) changes in the competitive environment among financial holding companies; (xii) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Corporation and its subsidiaries must comply; (xiii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiv) changes in the Corporation's organization, compensation and benefit plans; (xv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xvi) costs or difficulties related to the integration of the businesses of the Corporation being greater than expected; and (xvii) the Corporation's success at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made. The Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies. The Securities and Exchange Commission ("SEC") has issued guidance for the disclosure of "critical accounting policies." The SEC defines "critical accounting policies" as those that are most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Corporation follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The more significant of these policies are summarized in Note 1, Summary of Significant Accounting and Reporting Policies, on page 37. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

Management considers the policies related to the allowance for possible loan losses as the most critical to the financial statement presentation. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Certain non-homogenous loans are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. In these situations a reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized based on the collectibility of the principal amount. See "Loans and Allowance for Loan Losses" beginning on page 37 for further discussion of the risk factors considered by management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements and Supplementary Data:                      Page
                                                                           ----

Independent Auditor's Report                                                31

Management's Responsibility for Financial Reporting                         32

Consolidated Balance Sheets of Summit Bancshares, Inc. and
      Subsidiaries as of December 31, 2002 and 2001                         33

Consolidated Statements of Income of Summit Bancshares, Inc.
      and Subsidiaries for the Years Ended December 31, 2002,
      2001 and 2000                                                         34

Statements of Changes in Shareholders' Equity of Summit
      Bancshares, Inc. and Subsidiaries for the Years Ended
      December 31, 2002, 2001 and 2000 (Consolidated and Parent
      Company Only)                                                         35

Consolidated Statement of Cash Flows of Summit Bancshares,
      Inc. and Subsidiaries for the Years Ended December 31,
      2002, 2001 and 2000                                                   36

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Summit Bancshares, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ending December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stovall, Grandey, & Whatley, L.L.P.

STOVALL, GRANDEY, & WHATLEY, L.L.P.

Fort Worth, Texas
January 22, 2003

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

        /s/ Philip E. Norwood                            /s/ Bob G. Scott

          PHILIP E. NORWOOD                                BOB G. SCOTT
       CHAIRMAN OF THE BOARD,                        EXECUTIVE VICE PRESIDENT
PRESIDENT AND CHIEF EXECUTIVE OFFICER               AND CHIEF OPERATING OFFICER

PART I - FINANCIAL INFORMATION

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                              ------------------------------
                                                                                  2002             2001
                                                                              --------------  --------------
                                                                              (In Thousands)  (In Thousands)
ASSETS

CASH AND DUE FROM BANKS - NOTE 1                                                 $  28,903     $  29,178
FEDERAL FUNDS SOLD & DUE FROM TIME                                                     262         2,284
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                      173,512       160,136
LOANS - NOTES 3 AND 11
  Loans, Net of Unearned Discount                                                  469,145       430,754
      Allowance for Loan Losses                                                     (6,706)       (6,015)
                                                                                 ---------     ---------
                LOANS, NET                                                         462,439       424,739

PREMISES AND EQUIPMENT - NOTE 4                                                     11,486         8,131
ACCRUED INCOME RECEIVABLE                                                            3,978         4,411
OTHER REAL ESTATE - NOTE 5                                                           1,142           -0-
OTHER ASSETS                                                                         6,011         7,077
                                                                                 ---------     ---------

TOTAL ASSETS                                                                     $ 687,733     $ 635,956
                                                                                 =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                     $ 167,745     $ 150,040
  Interest-Bearing                                                                 414,204       393,763
                                                                                 ---------     ---------

                TOTAL DEPOSITS                                                     581,949       543,803

SHORT TERM BORROWINGS - NOTE 7                                                      37,255        28,366
ACCRUED INTEREST PAYABLE                                                               354           605
OTHER LIABILITIES                                                                    3,237         2,646
                                                                                 ---------     ---------

                TOTAL LIABILITIES                                                  622,795       575,420
                                                                                 ---------     ---------

COMMITMENTS AND CONTINGENCIES - NOTES 4, 8, 13, 15 AND 17

SHAREHOLDERS' EQUITY - NOTES 12, 14 AND 18
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,158,542 and
     6,262,961 shares issued and outstanding at
     December 31, 2002 and 2001, respectively                                        7,698         7,829
  Capital Surplus                                                                    7,122         6,865
  Retained Earnings                                                                 47,660        44,166
  Accumulated Other Comprehensive Income - Unrealized Gain
    on Available-for-Sale Investment Securities, Net of Tax                          2,861         1,694
  Treasury Stock at Cost (20,000 and 1,000 shares at
    December 31, 2002 and 2001, respectively)                                         (403)          (18)
                                                                                 ---------     ---------

                TOTAL SHAREHOLDERS' EQUITY                                          64,938        60,536
                                                                                 ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 687,733     $ 635,956
                                                                                 =========     =========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      For The Years Ended December 31,
                                                      --------------------------------
                                                        2002        2001        2000
                                                      --------    --------    --------
                                                    (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                          $ 31,283    $ 34,548    $ 36,768
  Interest and Dividends on Investment Securities:
    Taxable                                              7,046       7,966       9,253
    Exempt from Federal Income Taxes                       116          11          17
  Interest on Federal Funds Sold and Due From Time         212       1,972       1,571
                                                      --------    --------    --------

               TOTAL INTEREST INCOME                    38,657      44,497      47,609
                                                      --------    --------    --------
INTEREST EXPENSE
  Interest on Deposits                                   7,881      14,967      17,470
  Interest on Short Term Borrowings                        624         559       1,400
  Interest on Note Payable                                   7           1         -0-
                                                      --------    --------    --------

               TOTAL INTEREST EXPENSE                    8,512      15,527      18,870
                                                      --------    --------    --------

               NET INTEREST INCOME                      30,145      28,970      28,739

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                 3,140       1,755       2,606
                                                      --------    --------    --------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                27,005      27,215      26,133
                                                      --------    --------    --------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                   2,934       2,400       1,998
  Gain (Loss) on Sale of Investment Securities             165         -0-          (2)
  Other Income                                           2,368       2,116       1,782
                                                      --------    --------    --------

               TOTAL NON-INTEREST INCOME                 5,467       4,516       3,778
                                                      --------    --------    --------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 15              11,078      10,564       9,480
  Occupancy Expense - Net                                1,136       1,294         993
  Furniture and Equipment Expense                        1,577       1,472       1,391
  Other Real Estate Owned Expense - Net                    234         224         324
  Merger Related Expense                                   -0-         598         -0-
  Other Expense - NOTE 9                                 4,284       4,113       3,982
                                                      --------    --------    --------

               TOTAL NON-INTEREST EXPENSE               18,309      18,265      16,170
                                                      --------    --------    --------

               INCOME BEFORE INCOME TAXES               14,163      13,466      13,741

APPLICABLE INCOME TAXES - NOTE 10                        4,846       4,664       4,765
                                                      --------    --------    --------

               NET INCOME                             $  9,317    $  8,802    $  8,976
                                                      ========    ========    ========
               NET INCOME PER SHARE - NOTE 14
                       Basic                          $   1.50    $   1.39    $   1.41
                       Diluted                            1.46        1.36        1.38

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                    Accumulated Other
                                                                                     Comprehensive
                                                                                      Income - Net
                                                                                     Unrealized Gain                   Total
                                  Common Stock                                         (Loss) on                       Share-
                             ----------------------        Capital       Retained      Investment         Treasury     Holders'
                              Shares         Amount        Surplus       Earnings      Securities          Stock       Equity
-------------------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands, Except Per Share Data)
BALANCE AT
January 1, 2000              6,361,247     $    7,952     $    6,469    $   35,474     $   (1,186)         $ -0-     $   48,709

Stock Options Exercised         81,238            101            209                                                        310
Purchases of Stock Held
  in Treasury                                                                                             (1,348)        (1,348)
Retirement of Stock Held
  in Treasury                  (80,207)          (100)                      (1,248)                        1,348            -0-
Cash Dividend -
  $.40 Per Share                                                            (2,547)                                      (2,547)
Net Income for the
  Year Ended 2000                                                            8,976                                        8,976
Securities Available-
  for-Sale Adjustment                                                                       1,471                         1,471
                                                                                                                     ----------
Total Comprehensive
  Income - NOTE 23                                                                                                       10,447
                            ----------     ----------     ----------    ----------     ----------     ----------     ----------
BALANCE AT
December 31, 2000            6,362,278          7,953          6,678        40,655            285            -0-         55,571

Stock Options Exercised         38,200             48            187                                                        235
Purchases of Stock Held
  in Treasury                                                                                             (2,699)        (2,699)
Retirement of Stock Held
  in Treasury                 (137,517)          (172)                      (2,509)                        2,681            -0-
Cash Dividend -
  $.44 Per Share                                                            (2,782)                                      (2,782)
Net Income for the
  Year Ended 2001                                                            8,802                                        8,802
Securities Available-
  for-Sale Adjustment                                                                       1,409                         1,409
                                                                                                                     ----------
Total Comprehensive
  Income - NOTE 23                                                                                                       10,211
                            ----------     ----------     ----------    ----------     ----------     ----------     ----------
BALANCE AT
December 31, 2001            6,262,961          7,829          6,865        44,166          1,694            (18)        60,536

Stock Options Exercised         39,525             49            257                                                        306
Purchases of Stock Held
  in Treasury                                                                                             (3,402)        (3,402)
Retirement of Stock Held
  in Treasury                 (143,944)          (180)                      (2,837)                        3,017            -0-
Cash Dividend -
  $.48 Per Share                                                            (2,986)                                      (2,986)
Net Income for the
  Year Ended 2002                                                            9,317                                        9,317
Securities Available-
  for-Sale Adjustment                                                                       1,167                         1,167
                                                                                                                     ----------
Total Comprehensive
  Income - NOTE 23                                                                                                       10,484
                            ----------     ----------     ----------    ----------     ----------     ----------     ----------
BALANCE AT
December 31, 2002            6,158,542     $    7,698     $    7,122    $   47,660     $    2,861     $     (403)    $   64,938
                            ==========     ==========     ==========    ==========     ==========     ==========     ==========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For The Years Ended December 31,
                                                                         -------------------------------------
                                                                            2002          2001          2000
                                                                         ---------     ---------     ---------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $   9,317     $   8,802     $   8,976
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                            1,094         1,058         1,054
    Net Premium Amortization (Accretion) of Investment Securities            1,026           240          (142)
    Provision for Loan Losses                                                3,140         1,755         2,606
    Deferred Income Tax Benefit
                                                                               (62)         (480)         (194)
    Net (Gain) Loss  on Sale of Investment Securities                         (165)          -0-             2
    Write-down of Other Real Estate                                            -0-            11           426
    Write-down of Foreclosed Assets                                            -0-           300           -0-
    Net Gain From Sale of Other Real Estate                                   (358)         (308)         (151)
    Net Loss From Sale of Premises and Equipment                                 1             1           -0-
    Net Decrease (Increase) in Accrued Income and Other Assets                 632          (252)       (1,280)
    Net Increase (Decrease) in Accrued Expenses and Other Liabilities          340          (723)          232
                                                                         ---------     ---------     ---------
      Total Adjustments                                                      5,648         1,602         2,553
                                                                         ---------     ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             14,965        10,404        11,529
                                                                         ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) in Federal Funds Sold                              2,022        44,177       (28,449)
  Proceeds from Matured and Prepaid Investment Securities
   o  Held-to-Maturity                                                         -0-        15,000         1,285
   o  Available-for-Sale                                                    51,818        85,127        82,218
  Proceeds from Sales of Investment Securities                             143,444        60,139        59,922
  Purchase of Investment Securities
   o  Available-for-Sale                                                  (207,732)     (168,860)     (134,263)
  Loans Originated and Principal Repayments, Net                           (42,962)      (51,670)      (27,367)
  Recoveries of Loans Previously Charged-Off                                   372           268           224
  Proceeds from Sale of Premises and Equipment                                  31           126            23
  Proceeds from Sale of Other Real Estate                                    1,293           716           666
  Purchases of Premises and Equipment                                       (4,479)       (1,191)         (639)
                                                                         ---------     ---------     ---------
      NET CASH USED BY INVESTING ACTIVITIES                                (56,193)      (16,168)      (46,380)
                                                                         ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings
    Accounts and Interest-Bearing Transaction Accounts                      34,838        34,868        14,728
  Net Increase (Decrease) in Certificates of Deposit                         3,308       (30,731)       44,392
  Net Increase (Decrease) in Short-Term Borrowings                           8,889         8,456       (12,181)
  Payments of Cash Dividends                                                (2,986)       (2,782)       (2,547)
  Proceeds from Stock Options Exercised                                        306           235           310
  Purchase of Treasury Stock                                                (3,402)       (2,699)       (1,348)
                                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            40,953         7,347        43,354
                                                                         ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                            (275)        1,583         8,503
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                29,178        27,595        19,092
                                                                         ---------     ---------     ---------
CASH AND DUE FROM BANKS AT END OF YEAR                                   $  28,903     $  29,178     $  27,595
                                                                         =========     =========     =========
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                          $   8,763     $  16,013     $  18,355
  Income Taxes Paid                                                          4,762         5,555         5,097
  Other Real Estate Acquired and Other Assets Acquired
    in Settlement of Loans                                                   1,579           -0-         1,538
  Bank Financed Sales of Other Real Estate                                     -0-           440         1,250

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

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the "Corporation"), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation, Summit Bank, National Association (the "Bank") and SIA Insurance Agency. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks
The Bank is required to maintain certain noninterest-bearing cash balances the Federal Reserve Bank based on their levels of deposits. During 2002, the average cash balance maintained at the Federal Reserve Bank was approximately $1,926,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $18,736,000 during the same period.

Investment Securities
The Corporation has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). At the date of purchase, the Corporation is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2002 and 2001, the Corporation held no securities that would have been classified as trading securities.

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

Loans and Allowance for Loan Losses
Loans are stated at the principal amount outstanding less unearned discount, deferred fees and the allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method. Loan origination fee income, net of direct loan origination costs, is deferred and amortized over the life of the related loan. The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal. Interest previously earned, but uncollected on such loans, is written off. After loans are placed on non-accrual, all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal has been reduced to zero.

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

Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method based upon the estimated useful lives of the assets ranging from three to forty years. Maintenance and repairs are charged to non-interest expense. Renewals and betterments are added to the asset accounts and depreciated over the periods benefited. Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the income and expense accounts.

Other Real Estate
Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Corporation's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expense.

Federal Income Taxes
The Corporation joins with its subsidiaries in filing a consolidated federal income tax return. The subsidiaries pay to the parent a charge equivalent to their current federal income tax based on the separate taxable income of the subsidiaries.

The Corporation and the subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting. Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

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

Reclassification
Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

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

Stock Based Compensation
The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The impact on the financial statements of using this method is disclosed in Note 12, "Stock Option Plans" to the financial statements.

NOTE 2 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                        December 31, 2002
                                                      ---------------------------------------------------------
                                                                        Gross         Gross
                                                       Amortized     Unrealized     Unrealized         Fair
                                                          Cost          Gains         Losses           Value
                                                      -----------    -----------    -----------     -----------
Investment Securities --Available-for-Sale
  U.S. Treasury Securities                            $       996    $        22    $       -0-     $     1,018
  U.S. Government Agencies
    and Corporations                                      121,063          3,723            -0-         124,786
  U.S. Government Agency Mortgage
    Backed Securities                                      37,688            477             (8)         38,157
  Obligations of States and Political Subdivisions          4,777            125             (3)          4,899
  Community Reinvestment Act Investment Fund                3,000            -0-            -0-           3,000
  Other Securities                                          1,652            -0-            -0-           1,652
                                                      -----------    -----------    -----------     -----------
     Total Available-for-Sale Securities                  169,176          4,347            (11)        173,512
                                                      -----------    -----------    -----------     -----------
        Total Investment Securities                   $   169,176    $     4,347    $       (11)    $   173,512
                                                      ===========    ===========    ===========     ===========

All Investment Securities are now carried on the consolidated balance sheet as of December 31, 2002 at fair value. The unrealized gain of $4,336,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

Included in the Other Securities category at December 31, 2002 is $1,332,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded in 2002. The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 2 - Investment Securities (cont'd.)

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                       December 31, 2001
                                                      -----------------------------------------------------
                                                                      Gross          Gross
                                                      Amortized     Unrealized     Unrealized       Fair
                                                         Cost         Gains          Losses        Value
                                                      ---------     ----------     ----------    ----------
Investment Securities - Available-for-Sale
  U.S.  Treasury Securities                           $    6,028    $      179         $ -0-     $    6,207
  U.S. Government Agencies
    and Corporations                                     129,027         2,258          (136)       131,149
  U.S. Government Agency Mortgage
    Backed Securities                                     19,540           282           -0-         19,822
  Obligations of States and Political Subdivisions         1,631             2           (17)         1,616
  Other Securities                                         1,342           -0-           -0-          1,342
                                                      ----------    ----------    ----------     ----------

     Total Available-for-Sale Securities                 157,568         2,721          (153)       160,136
                                                      ----------    ----------    ----------     ----------

        Total Investment Securities                   $  157,568    $    2,721    $     (153)    $  160,136
                                                      ==========    ==========    ==========     ==========

During the second quarter of 2001, $7 million of securities previously classified as Held-to-Maturity securities were reclassified to Available-for-Sale securities related to the merger of the two bank subsidiaries. The unrealized gain on the reclassified securities of $52,000 was added to the Available-for-Sale Investment Securities balance. All Investment Securities were then carried on the consolidated balance sheet as of December 31, 2001 at fair value. The unrealized gain of $2,568,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

Included in the Other Securities category at December 31, 2001 was $1,082,000 of Federal Home Loan Bank Stock and $260,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded in 2001. The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2002, is shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                           December 31, 2002
                                                        ------------------------
                                                           Available-for-Sale
                                                        ------------------------
                                                         Amortized      Fair
                                                           Cost         Value
                                                        ----------    ----------

Due in One Year or Less                                 $   26,217    $   26,765
Due after One Year through Five Years                       95,562        98,783
Due after Five Years through Ten Years                      22,104        22,417
Due after Ten Years                                         25,293        25,547
                                                        ----------    ----------

Total                                                   $  169,176    $  173,512
                                                        ==========    ==========

Included in the investment securities is $20,895,000 and $17,042,000 at December 31, 2002 and December 31, 2001, respectively, of mortgage backed securities having stated maturities after five years. The estimated maturities on these securities are between two and seven years as of December 31, 2002, based on estimated prepayments of the underlying mortgages. Forty-seven percent of these securities have rates that will reset within one year and annually thereafter.

Investment securities with carrying values of $45,877,000 and $46,043,000 at December 31, 2002 and 2001, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law. Also, the fair value of those pledged securities totaled $47,415,000 and $47,241,000 at December 31, 2002 and 2001, respectively.

Proceeds from sales of investment securities were $143,444,000 during 2002, $60,139,000 during 2001 and $59,922,000 during 2000. In 2002, gains from sales of securities of $165,000 were realized. In 2001, sales were made at book value resulting in no gain or loss. Net losses from sale of securities of $2,000 were realized in 2000. The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation does not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2002 and 2001, respectively.

NOTE 3 - Loans and Allowance for Loan Losses

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas. The book values of loans by major type follow (in thousands):

                                             December 31,
                                       -----------------------
                                          2002          2001
                                       ---------     ---------

Commercial and Industrial              $ 195,120     $ 184,716
Real Estate Mortgage - Commercial        130,755       107,600
Real Estate Mortgage - Residential        48,447        44,522
Real Estate Construction                  59,941        60,548
Loans to Individuals                      34,882        33,376
Less:  Unearned Discount                     -0-            (8)
                                       ---------     ---------
                                         469,145       430,754
Allowance for Loan Losses                 (6,706)       (6,015)
                                       ---------     ---------

     Loans - Net                       $ 462,439     $ 424,739
                                       =========     =========

At December 31, 2002 and 2001, the total recorded investment in loans on non-accrual amounted to $2,135,000 and $4,115,000, respectively, and the total recorded investment in loans past due ninety days and still accruing interest amounted to $16,000 at the end of each period. At December 31, 2002 and 2001, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,388,000 and $3,777,000, respectively. These loans were on non-accrual status. The related allowance for loan losses for these loans was $477,000 and $853,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 2002 was approximately $3,441,000. For 2002, the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $2,135,000, $4,115,000 and $2,182,000 at December 31, 2002, 2001
and 2000, respectively. If interest on these loans had been recorded in accordance with their original terms such income would have approximated $171,000 for 2002, $340,000 for 2001 and $600,000 for 2000. Interest income on those loans included in net income was $99,000 for 2002, $195,000 for 2001 and $206,000 for 2000.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                              Years Ended December 31,
                                        -------------------------------------
                                           2002          2001          2000
                                        ---------     ---------     ---------

Balance, Beginning of Period            $   6,015     $   5,399     $   5,169
Provisions, Charged to Income               3,140         1,755         2,606

Loans Charged-Off                          (2,821)       (1,407)       (2,600)
Recoveries of Loans Previously
 Charged-Off                                  372           268           224
                                        ---------     ---------     ---------

          Net Loans Charged-Off            (2,449)       (1,139)       (2,376)
                                        ---------     ---------     ---------

Balance, End of Period                  $   6,706     $   6,015     $   5,399
                                        =========     =========     =========

NOTE 4 - Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                     Years Ended December 31,
                                                   -----------------------------
                                                     2002       2001       2000
                                                   -------    -------    -------

Land                                               $ 2,317    $ 2,317    $ 2,320
Buildings and Improvements                           9,830      8,247      7,845
Furniture & Equipment                                9,168      7,540      8,134
                                                   -------    -------    -------
            Total Cost                              21,315     18,104     18,299

Less: Accumulated Depreciation and Amortization      9,829      9,973     10,175
                                                   -------    -------    -------

            Net Book Value                         $11,486    $ 8,131    $ 8,124
                                                   =======    =======    =======

Depreciation and amortization charged to expense amounted to $1,094,000, $1,058,000 and $1,054,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Corporation has invested in a joint venture with a third party to own one of the Corporation's bank facilities. The investment in the joint venture is accounted for on the equity basis and had a book value of $1,374,000 at December 31, 2002.

At December 31, 2002, the Corporation and subsidiaries had certain non-cancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

2003                          $859
2004                         1,024
2005                           940
2006                           940
2007                           940
Thereafter                   3,260

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental income and rental expense of premises included in the consolidated financial statements is computed as follows (in thousands):

                                            Years Ended December 31,
                                           -------------------------
                                           2002      2001      2000
                                           -----     -----     -----

Total Rental Income                        $ 463     $ 383     $ 475
Less:  Rental Expense                        577       591       511
                                           -----     -----     -----
            Net Rental Income (Expense)    $(114)    $(208)    $ (36)
                                           =====     =====     =====

NOTE 5 - Other Real Estate

The carrying value of other real estate is as follows (in thousands):

                                                      December 31,
                                      ------------------------------------------
                                        2002              2001            2000
                                      --------           ------         --------

Other Real Estate                     $  1,142           $  -0-         $    286
                                      ========           ======         ========

There were no direct write-downs of other real estate in 2002. Direct write-downs of other real estate charged to income amounted to $11,000 and $426,000 for the years ended December 31, 2001 and 2000, respectively.

Included in Other Assets at December 31, 2002 and 2001, were $125,000 and $444,000 of Other Foreclosed Assets. The 2002 assets were comprised of motor vehicles and the 2001 assets were comprised of an inventory of textbooks. There were no direct write-downs on Other Foreclosed Assets in 2002 and 2000. However, there was a direct write-down of $300,000 on the textbooks in 2001.

NOTE 6 - Deposits and Related Expense

At December 31, 2002, 2001 and 2000, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

                                             Deposits                      Interest Expense
                                  --------------------------------    -----------------------------
                                    2002        2001        2000        2002      2001       2000
                                  --------    --------    --------    --------  --------   --------
Noninterest-Bearing
  Demand Deposits                 $167,745    $150,040    $146,083
                                  --------    --------    --------
Interest-Bearing Deposits:
  Interest-Bearing Transaction
     Accounts and Money
     Market Funds                  184,458     175,965     156,348    $  2,378  $  4,298   $  6,168
  Savings                          113,948     105,308      94,014       1,909     3,367      4,472
  Certificates of Deposit
    under $100,000 and IRA's        63,432      64,380      82,248       2,041     4,198      3,808
  Certificates of Deposit of
    $100,000 or More                52,050      47,644      60,195       1,542     3,061      2,978
  Other                                316         466         778          11        43         44
                                  --------    --------    --------    --------  --------   --------
   Total                           414,204     393,763     393,583    $  7,881  $ 14,967   $ 17,470
                                  ========    ========    ========    ========  ========   ========
       Total Deposits             $581,949    $543,803    $539,666
                                  ========    ========    ========


The Corporation has no brokered deposits and there are no major concentrations of deposits. Demand deposit overdrafts that have been reclassified as loan balances were $1,095,000, $594,000 and $267,000 as of December 31, 2002, 2001
and 2000, respectively.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2002, 2001 and 2000 is presented below (in thousands):

                                 % of                   % of                   % of
Maturity              2002       Total      2001        Total      2000        Total
                    -------     -------    -------     -------    -------     -------
3 months or less    $12,076       23.2%    $19,522       41.0%    $16,267       27.0%
3 to 6 months         9,962       19.2      12,405       26.0      15,334       25.5
6 to 12 months       14,808       28.4      13,527       28.4      24,191       40.2
Over 12 months       15,204       29.2       2,190        4.6       4,403        7.3

NOTE 7 - Short Term Borrowings

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                         December 31,
                                                -------------------------------
                                                  2002        2001        2000
                                                -------     -------     -------

Securities Sold Under Repurchase Agreements:
     Average Balance                            $20,141     $17,470     $20,797
     Year-End Balance                            22,955      14,816      19,910
     Maximum Month-End Balance During Year       29,560      20,374      25,019
     Interest Rate:
          Average                                  0.87%       2.94%       5.19%
          Year-End                                 0.59        0.75        5.44

Federal Funds Purchased:
     Average Balance                            $ 1,178     $   567     $    22
     Year-End Balance                               -0-       8,550         -0-
     Maximum Month-End Balance During Year        8,650       8,550         950
     Interest Rate:
          Average                                  2.03%       2.76%       5.96%
          Year-End                                  -0-        1.92         -0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation, and any funds on deposit with FHLB. At December 31, 2002, $12.0 million of borrowings were outstanding under the line of credit at an average rate of 2.11%, $5.0 million of which matures in May 2003 and $7.0 million maturing in October 2003. For the year ended December 31, 2002, the Corporation had average borrowings of $16.5 million. In addition, at December 31, 2002, the Corporation had $2.3 million borrowed under a match funding agreement with the Federal Home Loan Bank at a rate of 4.41% which matures in June 2003. At December 31, 2001, the Corporation had $5.0 million of borrowings outstanding at a rate of 1.92% which matured in January 2002. For the year ended December 31, 2001, the Corporation had average borrowings of $452,000.

NOTE 8 - Notes Payable

On September 15, 2002, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and mature on September 15, 2003, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. There were no borrowings outstanding on these lines of credit at December 31, 2002.

NOTE 9 - Other Non-Interest Expense

The significant components of other non-interest expense are as follows (in thousands):

                                                  Years Ended December 31,
                                            -----------------------------------
                                              2002          2001         2000
                                            ---------    ---------    ---------

Business Development                        $     797    $     734    $     601
Legal and Professional Fees                       774          634          866
Printing and Supplies                             353          362          369
Regulatory Fees and Assessments                   239          244          237
Other                                           2,121        2,139        1,909
                                            ---------    ---------    ---------

       Total                                $   4,284    $   4,113    $   3,982
                                            =========    =========    =========

NOTE 10 - Income Taxes

The consolidated provisions for income taxes consist of the following (in thousands):

                                                  Years Ended December 31,
                                            -----------------------------------
                                              2002          2001         2000
                                            ---------    ---------    ---------
Federal Income Tax Expense
        Current                             $   4,908    $   5,144    $   4,959
        Deferred (benefit)                        (62)        (480)        (194)
                                            ---------    ---------    ---------

       Total Federal Income Tax Expense     $   4,846    $   4,664    $   4,765
                                            =========    =========    =========

                     Effective Tax Rates         34.2%        34.6%        34.7%


The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                  Years Ended December 31,
                                            -----------------------------------
                                              2002          2001         2000
                                            ---------    ---------    ---------

Federal Income Taxes at Statutory
   Rate of 34.0%                            $   4,858    $   4,621    $   4,716

Effect of Tax Exempt Interest Income              (68)          (3)          (6)

Non-deductible Expenses                            67           65           66
Other                                             (11)         (19)         (11)
                                            ---------    ---------    ---------

     Income Taxes Per Income Statement      $   4,846    $   4,664    $   4,765
                                            =========    =========    =========

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                  Years Ended December 31,
                                            -----------------------------------
                                              2002          2001         2000
                                            ---------    ---------    ---------

Current Tax Asset                           $     347    $     493    $      68
Deferred Tax Asset                                893        1,432        1,693
                                            ---------    ---------    ---------

    Total Included in Other Assets          $   1,240    $   1,925    $   1,761
                                            =========    =========    =========

The net deferred tax asset at December 31, 2002 of $893,000 included $(1,474,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                              Years Ended December 31,
                                                        -----------------------------------
                                                          2002          2001         2000
                                                        ---------    ---------    ---------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                             $   2,300    $   1,859    $   1,494

  Valuation Reserves - Other Real Estate                        2          104            5
  Interest on Non-accrual Loans                               273          237          238
  Deferred Compensation                                       552          555          505

  Other                                                       -0-            9           20
                                                        ---------    ---------    ---------

  Gross Federal Deferred Tax Assets                         3,127        2,764        2,262
                                                        ---------    ---------    ---------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                               542          286          318
  Accretion                                                   182          150          104
  Unrealized Gains on Available-for-Sale Securities         1,474          873          147

  Other                                                        36           23          -0-
                                                        ---------    ---------    ---------

  Gross Federal Deferred Tax Liabilities                    2,234        1,332          569
                                                        ---------    ---------    ---------

           Net Deferred Tax Asset                       $     893    $   1,432    $   1,693
                                                        =========    =========    =========

NOTE 11 - Related Party Transactions

During 2002 and 2001, the Bank had transactions which were made in the ordinary course of business with certain of their and the Corporation's officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments. A summary of these transactions follows (in thousands):

                                        Balance at
                                        Beginning                 Amounts     Balance at
                                         of Year    Additions    Collected   End of Year
                                        ----------  ---------    ---------   -----------
For the Year ended December 31, 2002:
23 Directors and Officers                $  6,315    $  5,659    $ (3,110)    $  8,864

For the Year ended December 31, 2001:
23 Directors and Officers                $  3,241    $  4,321    $ (1,247)    $  6,315

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

The following is a summary of transactions during the periods presented:

                                                            Years Ended December 31,
                                     -----------------------------------------------------------------------
                                             2002                     2001                     2000
                                     ---------------------    ---------------------    ---------------------
                                                 Wtd. Avg.                Wtd. Avg.                Wtd. Avg.
                                      Shares     Ex. Price     Shares     Ex. Price     Shares     Ex. Price
                                     --------    ---------    --------    ---------    --------    ---------
Outstanding, Beginning of Period      453,459     $  12.78     359,559     $   9.96     445,497     $   8.95
Granted                                11,000        20.03     132,100        18.52      15,000        16.77
Exercised                             (39,525)        7.73     (38,200)        6.16     (81,238)        3.71
Canceled                               (6,000)       17.46         -0-          -0-     (19,700)       17.47
                                     --------     --------    --------     --------    --------     --------
Outstanding, End of Year              418,934     $  13.38     453,459     $  12.78     359,559     $   9.96
                                     ========     ========    ========     ========    ========     ========
Exercisable at End of Year            321,274     $  11.80     322,179     $  10.51     302,327     $   8.74

Weighted Average Fair Value of
  Options Granted During the Year           0     $   5.68           0     $   4.55           0     $   5.34

The options outstanding at December 31, 2002, have exercise prices between $3.00 and $21.05 with a weighted average exercise price of $13.38 and a weighted average remaining contractual life of 5.29 years. At December 31, 2002, there remained 350,200 shares reserved for future grants of options under the 1997 Plan. Stock options have been adjusted retroactively for the effects of stock splits.

The Corporation accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation. The fair value of the options granted in 2002 and 2001 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.98% and 4.08%, respectively; expected dividend yield of 2.89% and 3.60%, respectively; expected volatility of 26.93% and 27.33%, respectively; and expected life of 5.29 years.

                                                                           Years Ended December 31,
                                                                    -------------------------------------
                                                                     2002           2001         2000
                                                                    ---------     ---------     ---------
Net Income, as Reported                                             $   9,317     $   8,802     $   8,976

Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of related tax effects          (124)         (187)         (139)
                                                                    ---------     ---------     ---------

Pro Forma Net Income                                                $   9,193     $   8,615     $   8,837
                                                                    =========     =========     =========
Earnings Per Share
    Basic - as Reported                                             $    1.50     $    1.39     $    1.41
    Basic - Pro Forma                                                    1.48          1.36          1.39
    Diluted - as Reported                                                1.46          1.36          1.38
    Diluted - Pro Forma                                                  1.44          1.33          1.36
                                                                    ---------     ---------     ---------

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

The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                            December 31,
                                                                       --------------------
                                                                         2002        2001
                                                                       Contract    Contract
                                                                        Amount      Amount
                                                                       --------    --------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded Lines of Credit        $125,545    $131,337
            Standby Letters of Credit                                     8,902       6,294

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

Since many of the loan commitments and letters of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate and income-producing commercial properties.

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

NOTE 14 - Earnings per Share

The following data shows the amounts used in computing earnings per share ("EPS") and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

                                                          Years Ended December 31,
                                                   -------------------------------------
                                                    2002           2001         2000
                                                   ---------     ---------     ---------

Net income                                         $   9,317     $   8,802     $   8,976
                                                   =========     =========     =========
Weighted average number of common
        shares used in Basic EPS                   6,224,028     6,317,991     6,364,492
Effect of dilutive stock options                     171,533       153,032       159,467
                                                   ---------     ---------     ---------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS                  6,395,561     6,471,023     6,523,959
                                                   =========     =========     =========

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method.

NOTE 15 - Employee Benefit Plans

401(k) Plan
The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation for the years 2002, 2001 and 2000.

The Corporation expensed $427,000, $353,000 and $334,000 during 2002, 2001 and 2000, respectively, in support of the plan.

Supplemental Executive Retirement Plan
In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits. For currently employed employees, the plan replaces the previous Management Security Plan. The current plan is a defined contribution plan and the expense charged to earnings for 2002 was $180,000.

Employment Contracts
The Chief Executive Officer of the Corporation has entered into a severance agreement providing for salary and fringe benefits in the event of termination under certain changes in control or for other than cause.

Other Post Retirement Benefits
The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits. These benefits are covered under the "Consolidated Omnibus Budget Reconciliation Act" (COBRA).

Compensated Absences
Employees of the Corporation are entitled to paid vacation, paid sick days and other personal days off, depending on job classification, length of service and other factors. It is impracticable to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The Corporation's policy is to recognize the costs of compensated absences when actually paid to employees.


NOTE 16 - Dividends from Subsidiaries

The primary source of funds for the Parent Company is cash dividends received from the Bank. The amount of dividends that the Bank may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year. Under this formula, in 2003, the Bank can legally initiate dividend payments of $12,351,000 plus an additional amount equal to their net profits, as defined, for 2003 to the date of any such dividend payment. The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

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

NOTE 18 - Stock Repurchase Plan

On April 16, 2002, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 318,973 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations. In 2002 and 2001, 162,944 and 138,517 shares, respectively, were purchased by the Corporation through the open market.

Under similar programs approved by the Board in the years 1994 through 2001, 683,004 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995 and 1997.

NOTE 19 - Regulatory Capital Compliance

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These requirements assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statement. Capital is separated into two categories, Tier 1 and Tier 2, which combine for Total Capital. At December 2002 and 2001, the Corporation's and Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require Total Capital of 8% of risk-weighted assets, of which 4% must be Tier I capital.

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

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as "well capitalized." A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Corporation and the Bank currently exceed all minimum capital requirements and are considered to be "well capitalized," the highest rating, by the regulatory authorities. Management is not aware of any conditions or events that would have changed the Corporation's capital rating since December 31, 2002.

The Corporation and the Banks' regulatory capital positions as of December 31, 2002 and 2001 were as follows (dollars in thousands):

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                       For Capital         Prompt Corrective
                                                  Actual            Adequacy Purposes      Action Provisions
                                             -----------------      -----------------      -----------------
                                             Amount      Ratio      Amount      Ratio      Amount      Ratio
                                             ------      -----      ------      -----      ------      -----
CONSOLIDATED:
As of December 31, 2002
Total Capital (to Risk Weighted Assets)     $68,463      13.41%    $40,851       8.00%
Tier I Capital (to Risk Weighted Assets)     62,076      12.16      20,425       4.00
Tier I Capital (to Average Assets)           62,076       8.96      20,792       3.00

As of December 31, 2001
Total Capital (to Risk Weighted Assets)     $64,464      14.34%    $35,953       8.00%
Tier I Capital (to Risk Weighted Assets)     58,842      13.10      17,976       4.00
Tier I Capital (to Average Assets)           58,842       9.20      18,762       3.00

SUMMIT BANK, N.A.:
As of December 31, 2002
Total Capital (to Risk Weighted Assets)     $67,790      13.28%    $40,851       8.00%    $51,063      10.00%
Tier I Capital (to Risk Weighted Assets)     61,403      12.02      20,425       4.00      30,637       6.00
Tier I Capital (to Average Assets)           61,403       8.86      20,792       3.00      34,653       5.00

As of December 31, 2001
Total Capital (to Risk Weighted Assets)     $62,840      13.98%    $35,952       8.00%    $44,941      10.00%
Tier I Capital (to Risk Weighted Assets)     57,218      12.73      17,976       4.00      26,964       6.00
Tier I Capital (to Average Assets)           57,218       9.15      18,767       3.00      31,278       5.00

NOTE 20- Subsequent Event

On January 15, 2003, the Board of Directors of the Corporation approved a quarterly dividend of $.12 per share to be paid on February 14, 2003 to shareholders of record on January 31, 2003.

NOTE 21- Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combination" (FAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Corporation was required to adopt FAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement did not have an impact on the Corporation's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets" (FAS 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Corporation does not believe that FAS 144 will have a material impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that initiated after December 31, 2002, with early application encouraged. The Corporation does not believe FAS 146 will have a material impact on its consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (FAS 147). This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends FASB Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets," to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. FAS 147 is effective on October 1, 2002. The Corporation does not believe FAS 147 will have a material impact on its consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on the reported results. FAS 148 is effective for entities with fiscal years ending after December 15, 2002. The adoption of this new accounting pronouncement will not have a material impact on the Corporation's consolidated financial statements.


NOTE 22 - Fair Values of Financial Instruments

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

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                         Years Ended December 31,
                                            ---------------------------------------------------
                                                     2002                        2001
                                            -----------------------     -----------------------
                                            Carrying        Fair        Carrying         Fair
                                             Amount         Value        Amount         Value
                                            ---------     ---------     ---------     ---------
Financial Assets:
    Cash and Due From Banks                 $  28,903     $  28,903     $  29,178     $  29,178
    Federal Funds Sold                            262           262         2,284         2,284
    Securities                                173,512       173,512       160,136       160,136
    Loans                                     469,145       474,082       430,754       439,537
    Reserve for Loan Losses                    (6,706)       (6,706)       (6,015)       (6,015)

Financial Liabilities:
    Deposits                                  582,617       584,439       543,803       545,136
    Short Term Borrowings                      37,255        37,312        28,366        28,357

Off-Balance Sheet Financial Instruments:
    Loan Commitments                                        125,545                     131,337
    Letters of Credit                                         8,902                       6,294

NOTE 23 - Comprehensive Income

The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                      Years Ended December 31,
                                               -------------------------------------
                                                2002           2001         2000
                                               ---------     ---------     ---------

Net Income                                     $   9,317     $   8,802     $   8,976
Other Comprehensive Income:
  Unrealized gain on securities
     Available-for-Sale, net of tax                1,167         1,409         1,471
                                               ---------     ---------     ---------

    Comprehensive Income                       $  10,484     $  10,211     $  10,447
                                               =========     =========     =========

NOTE 24- Condensed Parent Company Financial Statements

BALANCE SHEETS                                                   December 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (In Thousands)
ASSETS

CASH IN SUBSIDIARY BANK
  Demand                                                      $   668    $ 1,621
INVESTMENT IN SUBSIDIARY                                       64,274     58,922
OTHER ASSETS                                                        4          3
                                                              -------    -------

      TOTAL ASSETS                                            $64,946    $60,546
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

OTHER LIABILITIES                                             $     8    $    10

SHAREHOLDERS' EQUITY                                           64,938     60,536
                                                              -------    -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $64,946    $60,546
                                                              =======    =======

STATEMENTS OF INCOME

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                          2002        2001        2000
                                                        --------    --------    --------
                                                                 (In Thousands)
INCOME
  Dividends from Subsidiaries                           $  5,300    $  6,090    $  5,125
  Interest                                                   -0-          29          90
  Other Income                                               -0-          70         219
                                                        --------    --------    --------

               TOTAL INCOME                                5,300       6,189       5,434
                                                        --------    --------    --------

EXPENSES
  Interest                                                     7          19          52
  Salaries and Employee Benefits                               2         -0-         736
  Occupancy and Furniture - Net                              -0-         -0-         (91)
  Other Expense                                              247         209         416
                                                        --------    --------    --------

               TOTAL EXPENSE                                 256         228       1,113
                                                        --------    --------    --------

               INCOME BEFORE INCOME TAX BENEFIT AND
               EQUITY IN UNDISTRIBUTED EARNINGS
               OF SUBSIDIARIES                             5,044       5,961       4,321

INCOME TAX BENEFIT                                            88          44         286
                                                        --------    --------    --------

               INCOME BEFORE EQUITY IN UNDISTRIBUTED
               EARNINGS OF SUBSIDIARIES                    5,132       6,005       4,607

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES           4,185       2,797       4,369
                                                        --------    --------    --------

               NET INCOME                               $  9,317    $  8,802    $  8,976
                                                        ========    ========    ========

STATEMENTS  OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                                    2002        2001        2000
                                                                   -------     -------     -------
                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $ 9,317     $ 8,802     $ 8,976
  Adjustments to Reconcile Net Income to Net Cash Provided
      by Operating Activities:
               Depreciation and Amortization                           -0-         -0-         120
               Deferred Federal Income Taxes (Benefit)                 -0-         -0-         (18)
               Undistributed Earnings of Subsidiaries               (4,185)     (2,797)     (4,369)
               Net (Increase) Decrease in Other  Assets                 (1)      1,377        (449)
               Net (Decrease) Increase in Other Liabilities             (2)     (1,687)        245
                                                                   -------     -------     -------

               NET CASH PROVIDED BY OPERATING ACTIVITIES             5,129       5,695       4,505

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment on Advance (Net Funding) to Subsidiary                       -0-         703        (116)
  Purchases of Premises and Equipment                                  -0-         -0-         (65)
                                                                   -------     -------     -------

               NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        -0-         703        (181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Notes Payable                                  -0-        (533)       (117)
  Payments of Cash Dividends                                        (2,986)     (2,782)     (2,547)
  Receipts from Stock Options Exercised                                306         235         310
  Purchase of Treasury Stock                                        (3,402)     (2,699)     (1,348)
                                                                   -------     -------     -------

               NET CASH USED BY FINANCING ACTIVITIES                (6,082)     (5,779)     (3,702)
                                                                   -------     -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (953)        619         622

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        1,621       1,002         380
                                                                   -------     -------     -------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $   668     $ 1,621     $ 1,002
                                                                   =======     =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 3 through 6 of the Corporation's Proxy Statement dated March 12, 2003, relating to the 2003 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 12 through 13 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on page 11 of Part I of this report is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 14 through 20 of the Corporation's Proxy Statement dated, March 12, 2003 relating to the 2003 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 12 through 13 of the Corporation's Proxy Statement dated March 12, 2003, relating to the 2003 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 12 through 13 of the Corporation's Proxy Statement dated March 12, 2003, relating to the 2003 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

The following table provides information about the Corporation's equity compensation plans as of December 31, 2002:

                                                                                                                 Number of Shares
                                                      Number of Shares                 Weighted Average        Available for Future
                                                 To Be Issued Upon Exercise           Exercise Price of        Issuance Under Equity
                                                   of Outstanding Options            Outstanding Options        Compensation Plans
                                                   ----------------------            -------------------        ------------------
Equity compensation plans approved
        by shareholders                                    418,934                          $13.38                    350,200

The 1993 Incentive Stock Option Plan of Summit Bancshares, Inc. and the 1997 Incentive Stock Option Plan of Summit Bancshares, Inc. were approved by the Corporation's shareholders.

As of December 31, 2002, there are no equity compensation plans of the Corporation not approved by the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "CERTAIN TRANSACTIONS" on page 22 of the Corporation's Proxy Statement dated March 12, 2003, relating to the 2003 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

On March 17, 2003 (the "Evaluation Date"), an evaluation was performed by the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Corporation's disclosure controls and procedures were effective as of the Evaluation Date. Subsequent to the Evaluation Date there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls and the procedures for financial reporting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   (1)   Financial Statements. The following financial statements are included in Part II, Item 8:

            Independent Auditor's Report

            Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001

            Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2002, 2001 and 2000

            Statements of Changes in Shareholders' Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2002, 2001 and 2000 (Consolidated and Parent Company Only)

            Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2002, 2001 and 2000

            Notes to Financial Statements

      (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      (3)   Exhibits. The following exhibits are filed as a part of this report:

            3(a) Restated Articles of Incorporation of the Corporation as of July 21, 1998 (incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

            3(b) Amended and Restated Bylaws of the Corporation dated January 13, 2003.**

            4(a) Summit Bancshares, Inc.'s Rights Agreement dated April 17, 1990 (incorporated herein by reference to Exhibit 1 to the Corporation's Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).*

            10(a) Lease Agreement dated August 28, 1985 by and between Alta Mesa
                  National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985).*

            10(b) Lease Agreement dated October 1, 1986 by and between the
                  Corporation, as lessor, and Alta Mesa National Bank, as lessee (incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986).*

            10(c) Lease Agreement dated February 14, 1992 by and between
                  Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

            10(d) First Amendment dated May 3, 1994 to Lease Agreement dated
                  February 14, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994).*

            10(e) Management Security Plan of Summit Bancshares, Inc. effective
                  September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).*

            10(f) 1993 Incentive Stock Option Plan of Summit Bancshares, Inc.
                  (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).*

            10(g) Lease Agreement dated July 6, 1989 by and between Zell/Merrill
                  Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank as tenant (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1995).*

            10(h) 1997 Incentive Stock Option Plan of Summit Bancshares, Inc.
                  (incorporated herein by reference to Annex I to the Corporation's Proxy Statement for Annual Meeting of Shareholders, dated March 17, 1997).*

            10(i) Second Lease Amendment and Extension Agreement to the Lease
                  Agreement dated July 6, 1989, as amended by the Amendment of Lease dated August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1997).*

            10(j) Agreement of Limited Partnership of IDI Summit, Ltd. dated
                  November 6, 1997, between Summit Community Bank, N.A. and Innovative Developers, Inc. (incorporated herein by reference to Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).*

            10(k) Lease Agreement dated November 6, 1997 between Summit
                  Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord (incorporated herein by reference to Exhibit 10(p) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).*

            10(l) Second Amendment dated July 8, 1998 to Lease Agreement dated
                  February 13, 1992 by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).*

            10(m) Third Amendment dated October 22, 1999 to Lease Agreeement dated February 13, 1992 by and between EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit Bancshares, Inc., as tenant (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1999).*

            10(n) Severance Agreement between the Corporation and Philip E.
                  Norwood, dated as of October 24, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation Annual Report on Form 10-K for the year ended December 31, 2000).*

            10(o) Loan Agreement dated September 15, 2001 to Loan Agreement dated July 12, 1995, between Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10(x) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).*

            10(p) Formation of Summit Delaware Financial Corporation
                  (incorporated herein by reference to Exhibit 10(v) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).*

            10(q) First Amendment dated March 8, 2002 to Loan Agreement dated
                  September 15, 2001, between Corporation and the Frost National Bank.**

            10(r) Second Amendment dated September 15, 2002 to Loan Agreement dated September 15, 2001, between Corporation and the Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q dated September 30, 2002).*

            10(s) Supplemental Executive Retirement Plan of Summit Bancshares,
                  Inc. effective January 1, 2002. **

            10(t) Lease Agreement dated November 21, 2002 between Summit Bank,
                  N.A., as tenant, and Hulen South Tower Ltd., as landlord. **

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

                                                    SUMMIT BANCSHARES, INC.

DATE: March 13, 2003                            By: /s/ Philip E. Norwood
                                                    ---------------------
                                                    Philip E. Norwood, Chairman

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 13th day of March, 2003.

       SIGNATURE                               TITLE
       ---------                               -----

 /s/ Philip E. Norwood      Chairman, President, CEO and Director
------------------------    (Principal Executive Officer)
Philip E. Norwood





 /s/ Bob G. Scott           Chief Operating Officer, Executive Vice President,
------------------------    Secretary and Treasurer (principal financial officer
Bob G. Scott                and principal accounting officer)



                            Director
------------------------
D. Jerrell Farr


 /s/ Elliott S. Garsek      Director
------------------------
Elliott S. Garsek


 /s/ Ronald J. Goldman      Director
------------------------
Ronald J. Goldman



 /s/ F.S. Gunn              Director
------------------------
F.S. Gunn



 /s/ Robert L. Herchert     Director
------------------------
Robert L. Herchert



 /s/ Jay J. Lesok           Director
------------------------
Jay J. Lesok



 /s/ William W. Meadows     Director
------------------------
William W. Meadows



 /s/ James L. Murray        Director
------------------------
James L. Murray



 /s/ Byron B. Searcy        Director
------------------------
Byron B. Searcy



/s/ Roderick D. Stepp       Director
------------------------
Roderick D. Stepp

I, Philip E. Norwood, certify that:

1.    I have reviewed this annual report on Form 10-K of Summit Bancshares, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluations, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  03-22-03                                      By: /s/ Philip E. Norwood
                                                         -----------------------
                                                         Philip E. Norwood
                                                         Chairman, President and
                                                         Chief Executive Officer

I, Bob G. Scott, certify that:

1.    I have reviewed this annual report on Form 10-K of Summit Bancshares, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluations, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  03-22-03                            By: /s/ Bob G. Scott
                                               -------------------------------
                                               Bob G. Scott
                                               Executive   Vice  President and
                                               Chief Operating Officer
                                               (Chief Accounting Officer)