Form 10-Q
period 2003-03-31
SUMMIT BANCSHARES INC /TX/
filed 2003-05-12
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition period from _________________ to _________________.

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

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock, $1.25 par value, outstanding at March 31, 2003 was 6,179,317 shares.

                             SUMMIT BANCSHARES, INC.

                                      INDEX

      PART I - FINANCIAL INFORMATION                                    Page No.

      Item 1. Financial Statements

            Consolidated Balance Sheets at March 31, 2003
            and 2002 and at December 31, 2002                                  4

            Consolidated Statements of Income for the
            Three Months Ended March 31, 2003 and 2002
            and for the Year Ended December 31, 2002                           5

            Consolidated Statements of Changes in
            Shareholders' Equity for the Three Months Ended
            March 31, 2003 and 2002 and for the Year Ended
            December 31, 2002                                                  6

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2003 and 2002 and
            for the Year Ended December 31, 2002                               7

            Notes to Consolidated Financial Statements for
            the Three Months Ended March 31, 2003 and 2002
            and for the Year Ended December 31, 2002                        8-19

      The March 31, 2003 and 2002 and the December 31, 2002 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations for the
              Three Months Ended March 31, 2003 and 2002                   20-26

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

      Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                        March 31,          (Unaudited)
                                                                                  ----------------------   December 31,
                                                                                    2003         2002         2002
                                                                                  ---------    ---------    ---------
ASSETS                                                                                       (In Thousands)

CASH AND DUE FROM BANKS - NOTE 1                                                  $  31,961    $  23,788    $  28,903

FEDERAL FUNDS SOLD & DUE FROM TIME                                                       76        4,246          262
INVESTMENT SECURITIES - NOTE 2
 Securities Available-for-Sale, at fair value                                       163,639      141,479      173,512
LOANS - NOTES 3 AND 11
  Loans, Net of Unearned Discount                                                   489,352      453,818      469,145
      Allowance for Loan Losses                                                      (7,365)      (6,534)      (6,706)
                                                                                  ---------    ---------    ---------
                LOANS, NET                                                          481,987      447,284      462,439

PREMISES AND EQUIPMENT - NOTE 4                                                      11,652        8,659       11,486
ACCRUED INCOME RECEIVABLE                                                             3,606        3,678        3,978
OTHER REAL ESTATE - NOTE 5                                                              -0-          -0-        1,142
OTHER ASSETS                                                                          4,972        5,772        6,011
                                                                                  ---------    ---------    ---------

                TOTAL ASSETS                                                      $ 697,893    $ 634,906    $ 687,733
                                                                                  =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                                      $ 165,220    $ 151,236    $ 167,745
  Interest-Bearing                                                                  421,699      394,685      414,204
                                                                                  ---------    ---------    ---------

                TOTAL DEPOSITS                                                      586,919      545,921      581,949

SHORT TERM BORROWINGS - NOTE 7                                                       41,317       24,492       37,255
ACCRUED INTEREST PAYABLE                                                                373          501          354
OTHER LIABILITIES                                                                     2,704        2,488        3,237
                                                                                  ---------    ---------    ---------

                TOTAL LIABILITIES                                                   631,313      573,402      622,795
                                                                                  ---------    ---------    ---------

COMMITMENTS AND CONTINGENCIES - NOTES 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
  Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,179,317,
    6,269,861 and 6,158,542 shares issued and outstanding at March 31, 2003 and
    2002 and at December 31, 2002, respectively                                       7,724        7,837        7,698
  Capital Surplus                                                                     7,330        6,909        7,122
  Retained Earnings                                                                  48,974       45,683       47,660
  Accumulated Other Comprehensive Income - Unrealized Gain
    on Available-for-Sale Investment Securities, Net of Tax                           2,908        1,171        2,861
  Treasury Stock at Cost (18,500, 5,000 and 20,000 shares at
    March 31, 2003 and 2002 and at December 31, 2002,
    respectively)                                                                      (356)         (96)        (403)
                                                                                  ---------    ---------    ---------

                TOTAL SHAREHOLDERS' EQUITY                                           66,580       61,504       64,938
                                                                                  ---------    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 697,893    $ 634,906    $ 687,733
                                                                                  =========    =========    =========

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      (Unaudited)
                                                                              For the Three Months Ended    (Unaudited)
                                                                                        March 31,           Year Ended
                                                                              --------------------------   December 31,
                                                                                  2003           2002          2002
                                                                              ------------    ----------   ------------
                                                                                (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                    $   7,489      $   7,664    $  31,283
  Interest and Dividends on Investment Securities:
    Taxable                                                                         1,711          1,848        7,046
    Exempt from Federal Income Taxes                                                   47             18          116
  Interest on Federal Funds Sold and Due From Time                                      4             19          212
                                                                                ---------      ---------    ---------
               TOTAL INTEREST INCOME                                                9,251          9,549       38,657
                                                                                ---------      ---------    ---------
INTEREST EXPENSE
  Interest on Deposits                                                              1,660          1,997        7,881
  Interest on Short Term Borrowings                                                   156            135          624
  Interest on Note Payable                                                            -0-            -0-            7
                                                                                ---------      ---------    ---------
               TOTAL INTEREST EXPENSE                                               1,816          2,132        8,512
                                                                                ---------      ---------    ---------
               NET INTEREST INCOME                                                  7,435          7,417       30,145
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                              300            545        3,140
                                                                                ---------      ---------    ---------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                            7,135          6,872       27,005
                                                                                ---------      ---------    ---------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                                758            645        2,934
  Gain on Sale of Investment Securities                                               -0-            -0-          165
  Other Income                                                                        590            605        2,368
                                                                                ---------      ---------    ---------
               TOTAL NON-INTEREST INCOME                                            1,348          1,250        5,467
                                                                                ---------      ---------    ---------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                                          2,905          2,867       11,078
  Occupancy Expense - Net                                                             293            252        1,136
  Furniture and Equipment Expense                                                     429            404        1,577
  Other Real Estate Owned Expense - Net                                               (15)            69          234
  Other Expense - NOTE 9                                                            1,185          1,051        4,284
                                                                                ---------      ---------    ---------
               TOTAL NON-INTEREST EXPENSE                                           4,797          4,643       18,309
                                                                                ---------      ---------    ---------
               INCOME BEFORE INCOME TAXES                                           3,686          3,479       14,163
APPLICABLE INCOME TAXES - NOTE 10                                                   1,253          1,193        4,846
                                                                                ---------      ---------    ---------
               NET INCOME                                                       $   2,433      $   2,286    $   9,317
                                                                                =========      =========    =========
               NET INCOME PER SHARE - NOTE 15
                       Basic                                                    $    0.39      $    0.37    $    1.50
                       Diluted                                                       0.39           0.36         1.46


The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                                                                        Comprehensive
                                                                                        Income - Net
                                                                                       Unrealized Gain                   Total
                                         Common Stock                                     (Loss) on                      Share-
                                   ------------------------    Capital       Retained     Investment     Treasury        Holders'
                                    Shares        Amount       Surplus       Earnings     Securities       Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2002         6,262,961   $     7,829   $     6,865   $    44,166    $     1,694   $       (18)   $    60,536
Stock Options Exercised                7,900             9            44                                                        53
Purchases of Stock Held
  in Treasury                                                                                                   (96)           (96)
Retirement of Stock Held
  in Treasury                         (1,000)           (1)                        (17)                          18            -0-
Cash Dividend - $.12 Per Share                                                    (752)                                       (752)
Net Income for the
  Three Months Ended
  March 31, 2002                                                                 2,286                                       2,286
Securities Available-
  for-Sale Adjustment                                                                            (523)                        (523)
                                                                                                                       -----------
    Total Comprehensive
     Income NOTE 22                                                                                                          1,763
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at March 31, 2002          6,269,861         7,837         6,909        45,683          1,171           (96)        61,504
Stock Options Exercised               31,625            40           213                                                       253
Purchases of Stock Held
  in Treasury                                                                                                (3,306)        (3,306)
Retirement of Stock Held
  in Treasury                       (142,944)         (179)                     (2,820)                       2,999            -0-
Cash Dividend - $.36 Per Share                                                  (2,234)                                     (2,234)
Net Income for the
  Nine Months Ended
   December 31, 2002                                                             7,031                                       7,031
Securities Available-
  for-Sale Adjustment                                                                           1,690                        1,690
                                                                                                                       -----------
    Total Comprehensive
     Income NOTE 22                                                                                                          8,721
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 2002       6,158,542         7,698         7,122        47,660          2,861          (403)        64,938
Stock Options Exercised               40,775            51           208                                                       259
Purchases of Stock Held
  in Treasury                                                                                                  (356)          (356)
Retirement of Stock Held
  in Treasury                        (20,000)          (25)                       (378)                         403            -0-
Cash Dividend - $.12 Per Share                                                    (741)                                       (741)
Net Income for the
  Three Months Ended
  March 31, 2003                                                                 2,433                                       2,433
Securities Available-
  for-Sale Adjustment                                                                              47                           47
                                                                                                                       -----------
    Total Comprehensive
     Income NOTE 22                                                                                                          2,480
                                 -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at March 31, 2003          6,179,317   $     7,724   $     7,330   $    48,974    $     2,908   $      (356)   $    66,580
                                 ===========   ===========   ===========   ===========    ===========   ===========    ===========

The accompanying Notes should be read with these financial statements.

                                                                                      (Unaudited)
                                                                              For the Three Months Ended    (Unaudited)
                                                                                        March 31,           Year Ended
                                                                              --------------------------   December 31,
                                                                                  2003           2002          2002
                                                                              ------------    ----------   ------------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                    $   2,433      $   2,286    $   9,317
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Depreciation and Amortization                                                     298            265        1,094
    Net Premium Amortization of Investment Securities                                 360            210        1,026
    Provision for Loan Losses                                                         300            545        3,140
    Deferred Income Taxes Benefit                                                    (212)          (267)         (62)
    Net Gain on Sale of Investment Securites                                          -0-            -0-         (165)
    Net Gain From Sale of Other Real Estate                                           -0-            -0-         (358)
    Net Loss From Sale of Premises and Equipment                                      -0-              9            1
    Net Decrease in Accrued Income and Other Assets                                 1,619          2,217          632
    Net (Decrease) Increase in Accrued Expenses and
      and Other Liabilities                                                          (533)          (262)         340
                                                                                ---------      ---------    ---------
      Total Adjustments                                                             1,832          2,717        5,648
                                                                                ---------      ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,265          5,003       14,965
                                                                                ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Decrease (Increase) in Federal Funds Sold and Due From Time                     186         (1,962)       2,022
  Proceeds from Matured and Prepaid Investment Securities
    -Available-for-Sale                                                             13,439         18,262       51,818
  Proceeds from Sales of Investment Securities                                        -0-            -0-      143,444
  Purchase of Investment Securities
    -Available-for-Sale                                                             (3,855)          (609)    (207,732)
  Loans Originated and Principal Repayments, Net                                  (20,287)       (23,103)     (42,962)
  Recoveries of Loans Previously Charged-Off                                          439             16          372
  Proceeds from Sale of Premises and Equipment                                         17             27           31
  Proceeds from Sale of Other Real Estate & Repossessed Assets                      1,142            347        1,293
  Purchases of Premises and Equipment                                                (482)          (820)      (4,479)
                                                                                ---------      ---------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                                        (9,401)        (7,842)     (56,193)
                                                                                ---------      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand Deposits, Savings Accounts
   and Interest Bearing Transaction Accounts                                           87          8,171       34,838
  Net Increase (Decrease) in Certificates of Deposit                                4,883         (6,053)       3,308
  Net Increase (Decrease) in Short Term Borrowings                                  4,062         (3,874)       8,889
  Payments of Cash Dividends                                                         (741)          (752)      (2,986)
  Proceeds from Stock Options Exercised                                               259             53          306
  Purchase of Treasury Stock                                                         (356)           (96)      (3,402)
                                                                                ---------      ---------    ---------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             8,194         (2,551)      40,953
                                                                                ---------      ---------    ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                  3,058         (5,390)        (275)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                     28,903         29,178       29,178
                                                                                ---------      ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                        $  31,961      $  23,788    $  28,903
                                                                                =========      =========    =========
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                                 $   1,797      $   2,236    $   8,763
  Income Taxes (Refunded) Paid                                                       (325)          (444)       4,762
  Other Real Estate Acquired and Other Assets Acquired
   in Settlement of Loans                                                             -0-            -0-         1579

The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2002 (UNAUDITED)

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

Cash and Due From Banks

      The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first three months of 2003, the average cash balance maintained at the Federal Reserve Bank was $1,954,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $18,833,000 during the same period.

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

      The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2003 and 2002, the Corporation held no securities that would have been classified as trading securities.

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

Reclassification

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Earnings Per Common and Common Equivalent Shares

      Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per share for all periods presented has been calculated in accordance with SFAS 128. Outstanding stock options issued by the Corporation represent the only dilutive effect reflected in diluted weighted average shares.

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)

Stock Based Compensation

      The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The impact on the financial statements of using this method is disclosed in Note 13, "Stock Option Plans" to the financial statements.

Audited Financial Statements

      The consolidated balance sheet as of December 31, 2002, and the consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 2002 are headed "unaudited" in these financial statements. These statements were reported in the Securities Exchange Commission Form 10-K as of December 31, 2002 as "audited" but are required to be reflected in these statements as unaudited because of the absence of an independent auditor's report.

NOTE 2 - Investment Securities

      A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                          March 31, 2003
                                                     ----------------------------------------------------------
                                                                        Gross        Gross
                                                      Amortized      Unrealized    Unrealized         Fair
                                                         Cost           Gains        Losses           Value
                                                     ------------   ------------   ------------    ------------
Investment Securities - Available-for-Sale
  U.S. Treasury Securities                           $        998   $          9   $        -0-    $      1,007
  U.S. Government Agencies
    and Corporations                                      114,306          3,793            -0-         118,099
  U.S. Government Agency Mortgage
    Backed Securities                                      33,788            426             (6)         34,208
  Obligations of States and Political Subdivisions          5,014            185            -0-           5,199
  Community Reinvestment Act Investment Fund                3,000            -0-            -0-           3,000
  Federal Reserve and Federal Home Loan Bank Stock          2,126            -0-            -0-           2,126
                                                     ------------   ------------   ------------    ------------
     Total Available-for-Sale Securities                  159,232          4,413             (6)        163,639
                                                     ------------   ------------   ------------    ------------
        Total Investment Securities                  $    159,232   $      4,413   $         (6)   $    163,639
                                                     ============   ============   ============    ============

      All investment securities are carried on the consolidated balance sheet as of March 31, 2003 at fair value. The net unrealized gain of $4,407,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

      Included in the Other Securities category at March 31, 2003 is $1,806,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded as of March 31, 2003. The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 2 - Investment Securities (cont'd.)

      A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                          March 31, 2002
                                                     ----------------------------------------------------------
                                                                        Gross        Gross
                                                      Amortized      Unrealized    Unrealized         Fair
                                                         Cost           Gains        Losses           Value
                                                     ------------   ------------   ------------    ------------
Investment Securities - Available-for-Sale
 U.S. Treasury Securities                            $      5,019   $        117           $-0-    $      5,136
 U.S. Government Agencies
  and Corporations                                        113,852          1,661           (131)        115,382
 U.S. Government Agency Mortgage
  Backed Securities                                        17,258            139            -0-          17,397
Obligations of States and Political Subdivisions            1,953              2            (14)          1,941
Federal Reserve and Federal Home Loan Bank Stock            1,623            -0-            -0-           1,623
                                                     ------------   ------------   ------------    ------------
    Total Available-for-Sale Securities                   139,705          1,919           (145)        141,479
                                                     ------------   ------------   ------------    ------------
      Total Investment Securities                    $    139,705   $      1,919   $       (145)   $    141,479
                                                     ============   ============   ============    ============

      All investment securities were carried on the consolidated balance sheet as of March 31, 2002 at fair value. The net unrealized gain of $1,774,000 was included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, was included in Shareholders' Equity.

      Included in the Other Securities category at March 31, 2002 was $1,303,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded as of March 31, 2002. The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Loans and Allowance for Loan Losses

      The book values of loans by major type follow (in thousands):

                                                         March 31,
                                                ----------------------------    December 31,
                                                    2003            2002            2002
                                                ------------    ------------    ------------
Commercial                                      $    202,448    $    189,511    $    195,120
Real Estate Mortgage - Commercial                    135,353         120,352         130,755
Real Estate Mortgage - Residential                    53,388          47,913          48,447
Real Estate Construction                              64,679          61,812          59,941
Loans to Individuals                                  33,484          34,235          34,882
Less:  Unearned Discount                                 -0-              (5)            -0-
                                                ------------    ------------    ------------
                                                     489,352         453,818         469,145
Allowance for Loan Losses                             (7,365)         (6,534)         (6,706)
                                                ------------    ------------    ------------
     Loans - Net                                $    481,987    $    447,284    $    462,439
                                                ============    ============    ============

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

      Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                    Three Months Ended
                                                         March 31,               Year Ended
                                                ----------------------------    December 31,
                                                    2003            2002            2002
                                                ------------    ------------    ------------
Balance, Beginning of Period                    $      6,706    $      6,015    $      6,015
Provisions, Charged to Income                            300             545           3,140
Loans Charged-Off                                        (80)            (42)         (2,821)
Recoveries of Loans Previously
 Charged-Off                                             439              16             372
                                                ------------    ------------    ------------
          Net Loans Recovered (Charged-Off)              359             (26)         (2,449)
                                                ------------    ------------    ------------
Balance, End of Period                          $      7,365    $      6,534    $      6,706
                                                ============    ============    ============

      The provisions for loan losses charged to operating expenses during the three months ended March 31, 2003 and March 31, 2002 of $300,000 and $545,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2002, a provision of $3,140,000 was recorded.

      At March 31, 2003, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,596,000 (of which $1,596,000 were on non-accrual status). The related allowance for loan losses for these loans was $815,000. The average recorded investment in impaired loans during the three months ended March 31, 2003 was approximately $1,637,000. For this period, the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

      The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                                 March 31,
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Land                                                    $      2,317    $      2,317    $      2,317
Buildings and Improvements                                    10,154           8,265           9,830
Furniture & Equipment                                          9,347           7,754           9,168
                                                        ------------    ------------    ------------
Total Cost                                                    21,818          18,336
                                                                                              21,315
Less: Accumulated Amortization and Depreciation               10,166           9,677           9,829
                                                        ------------    ------------    ------------
       Net Book Value                                   $     11,652    $      8,659    $     11,486
                                                        ============    ============    ============

NOTE 5 - Other Real Estate

      The carrying value of other real estate is as follows (in thousands):

                                                                 March 31,
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Other Real Estate                                               $-0-            $-0-    $      1,142
                                                        ============    ============    ============

      There were no direct write-downs of other real estate charged to income for the three months ended March 31, 2003 or March 31, 2002. There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2002.

      Included in Other Assets at March 31, 2003 and March 31, 2002 were $125,000 and $97,000 of Other Foreclosed Assets. The 2003 assets were comprised of motor vehicles and the 2002 assets were comprised of an inventory of textbooks. There were no direct write-downs of these assets as of March 31, 2003 or for any period during 2002.

NOTE 6 - Deposits

      The book values of deposits by major type follow (in thousands):

                                                                 March 31,
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Noninterest-Bearing Demand Deposits                     $    165,220    $    151,236    $    167,745
Interest-Bearing Deposits:
  Interest-Bearing Transaction
    Accounts and Money Market Funds                          185,055         178,617         184,458
  Savings                                                    115,962         109,631         113,948
  Certificates of Deposit under $100,000 and IRA's            62,959          61,339          63,432
  Certificates of Deposit $100,000 or more                    57,407          44,782          52,050
  Other                                                          316             316             316
                                                        ------------    ------------    ------------
       Total                                                 421,699         394,685         414,204
                                                        ------------    ------------    ------------
           Total Deposits                               $    586,919    $    545,921    $    581,949
                                                        ============    ============    ============

NOTE 7 - Short Term Borrowings

      Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings and Federal Funds Purchased is summarized as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Securities Sold Under Repurchase Agreements:
     Average Balance                                    $     21,138    $     14,400    $     20,141
     Period-End Balance                                       17,017          13,437          22,955
     Maximum Month-End Balance During Period                  22,597          14,466          29,560
     Interest Rate:
         Average                                                0.54%           0.74%           0.87%
         Period-End                                             0.61            0.77            0.59
Federal Funds Purchased:
     Average Balance                                    $      4,908    $      2,865    $      1,178
     Period-End Balance                                          -0-             -0-             -0-
     Maximum Month-End Balance During Period                   1,075           1,657           8,650
     Interest Rate:
         Average                                                1.53%           2.01%           2.03%
         Period-End                                              -0-             -0-             -0-

      The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas which allows it to borrow on a collateralized basis at a fixed term. The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB. At March 31, 2003, the Corporation had $22.0 million of borrowings outstanding under the line of credit at a rate of 1.65%, $5.0 million of which matures in May 2003, $10.0 matures in July 2003 and the remaining $7.0 million matures in October 2003. For the three months ended March 31, 2003, the Corporation had average borrowings under the line of credit of $19.7 million. In addition, at March 31, 2003, the Corporation had $2.3 million borrowed under a match funding agreement with Federal Home Loan Bank at a rate of 4.41% which matures in June 2003. For the three months ended March 31, 2002, the Corporation had $10.0 million of borrowings outstanding under the line of credit at a rate of 2.08% which matured in July 2002. For the three months ended March 31, 2002, the Corporation had average borrowings under the line of credit of $18.5 million. In addition, at March, 31, 2002, the Corporation had $1,055,000 borrowed under the match funding agreement mentioned above. At December 31, 2002, $12.0 million of borrowings were outstanding at a rate of 2.11%, comprised of the $5.0 million and $7.0 million increments described above. For the year ended December 31, 2002, the Corporation had average borrowings of $16.5 million. The Corporation, at December 31, 2002, also had the same $2.3 million borrowed under the match funding agreement with the Federal Home Loan Bank at the rate of 4.41%.

NOTE 8 - Notes Payable

      On September 15, 2002, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and mature on September 15, 2003, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of March 31, 2003, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense

      The significant components of other non-interest expense are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------

Business Development                                    $        173    $        168    $        797
Legal and Professional Fees                                      169             173             774
Printing and Supplies                                            106              80             353
Regulatory Fees and Assessments                                   62              58             239
Other                                                            675             572           2,121
                                                        ------------    ------------    ------------
       Total                                            $      1,185    $      1,051    $      4,284
                                                        ============    ============    ============

NOTE 10 - Income Taxes

      Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                 March 31,
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Current Tax Asset (Liability)                           $     (1,418)   $     (1,409)   $        347
Net Deferred Tax Asset                                         1,056           1,968             893
                                                        ------------    ------------    ------------
       Total Included in Other (Liabilities) Assets     $       (362)   $        559    $      1,240
                                                        ============    ============    ============

      The net deferred tax asset at March 31, 2003 of $1,056,000, included $(1,498,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

      The components of income tax expense were as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Federal Income Tax Expense
Current                                                 $      1,465    $      1,460    $      4,908
Deferred (benefit)                                              (212)           (267)            (62)
                                                        ------------    ------------    ------------
       Total Federal Income Tax Expense                 $      1,253    $      1,193    $      4,846
                                                        ============    ============    ============
                     Effective Tax Rates                       34.00%          34.30%          34.20%

NOTE 10 - Income Taxes (cont'd.)

      The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Federal Income Taxes at Statutory
  Rate of 34.5%                                         $      1,271    $      1,207    $      4,858
Effect of Tax Exempt Interest Income                             (23)            (11)            (68)
Non-deductible Expenses                                           17              15              67
Other                                                            (12)            (18)            (11)
                                                        ------------    ------------    ------------
     Income Taxes Per Income Statement                  $      1,253    $      1,193    $      4,846
                                                        ============    ============    ============

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                             $      2,526    $      2,111    $      2,300
  Valuation Reserves - Other Real Estate                         -0-             106               2
  Interest on Non-accrual Loans                                  290             258             273
  Deferred Compensation                                          551             560             552
                                                        ------------    ------------    ------------
  Gross Federal Deferred Tax Assets                            3,367           3,035           3,127
                                                        ------------    ------------    ------------
Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                  575             286             542
  Accretion                                                      191             150             182
  Unrealized Gains on Available-for-Sale Securities            1,498             603           1,474
  Other                                                           47              28              36
                                                        ------------    ------------    ------------
  Gross Federal Deferred Tax Liabilities                       2,311           1,067           2,234
                                                        ------------    ------------    ------------
           Net Deferred Tax Asset                       $      1,056    $      1,968    $        893
                                                        ============    ============    ============

NOTE 11 - Related Party Transactions

      The Bank has made transactions in the ordinary course of business with certain of its officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. Total loans outstanding to such parties amounted to approximately $8,864,000 at December 31, 2002.

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

      At March 31, 2003, outstanding documentary and standby letters of credit totaled $9,720,000 and commitments to extend credit totaled $123,766,000.

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

      The following is a summary of transactions during the periods presented:

                                                                                       Shares Under Option
                                                                        --------------------------------------------------
                                                                        Three Months Ended                   Year Ended
                                                                          March 31, 2003                 December 31, 2002
                                                                        ------------------               -----------------
Outstanding, Beginning of Period                                                  418,934                         453,459
Additional Options Granted During the Period                                          -0-                          11,000
Forfeited During the Period                                                        (4,950)                         (6,000)
Exercised During the Period                                                       (40,775)                        (39,525)
                                                                          ---------------                 ---------------
     Outstanding, End of Period                                                   373,209                         418,934
                                                                          ===============                 ===============

      Options outstanding at March 31, 2003 ranged in price from $3.00 to $21.05 per share with a weighted average exercise price of $12.78 and 290,499 shares exercisable. At March 31, 2003, there remained 355,150 shares reserved for future grants of options under the 1997 Plan.

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

                                                                        Three Months Ended            Year Ended
                                                                          March 31, 2003          December 31, 2002
                                                                        ------------------        -----------------
Net Income, as Reported                                                   $         2,433          $         9,317
Deduct:  Total stock-based compensation expense
                  determined under fair value based method
                  for all awards, net of related tax effects                          (30)                    (124)
                                                                          ---------------          ---------------
Pro Forma Net Income                                                      $         2,403          $         9,193
                                                                          ===============          ===============
Earnings Per Share:
  Basic - as Reported                                                     $          0.39          $          1.50
  Basic - Pro Forma                                                                  0.39                     1.48
  Diluted - as Reported                                                              0.39                     1.46
  Diluted - Pro Forma                                                                0.38                     1.44

NOTE 14 - Employee Benefit Plans

401(k) Plan

      The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees. The Corporation made no contribution to this plan in 1999 or 1998. In 2002, 2001 and 2000, the Corporation made matching contributions to the participant's deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee's annual compensation.

      The amount expensed in support of the plan was $105,000 and $99,000 during the first three months of 2003 and 2002, respectively, and $427,000 for the year 2002.

Supplemental Executive Retirement Plan

      In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits. For currently employed employees, the plan replaces the previous Management Security Plan. The current plan is a defined contribution plan. The expense charged to earnings for such future obligations was $46,000 for the first three months of 2003 and $180,000 for the year 2002. There was no expense recorded for the plan during the first three months of 2002.

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

NOTE 15 - Earnings per Share

      The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Net income                                              $      2,433    $      2,286    $      9,317
                                                        ============    ============    ============
Weighted average number of common
        shares used in Basic EPS                           6,166,000       6,263,193       6,224,028
Effect of dilutive stock options                             110,486         154,753         171,533
                                                        ------------    ------------    ------------
Weighted number of common shares
        and dilutive potential common
        stock used in Diluted EPS                          6,276,486       6,417,946       6,395,561
                                                        ============    ============    ============

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

      The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                2003                     2002
                                                                          ---------------          ---------------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
            Loan Commitments Including Unfunded Lines of Credit           $       123,766          $       133,196
            Standby Letters of Credit                                               9,720                    7,315

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

NOTE 19 - Stock Repurchase Plan

      On April 15, 2003, the Board of Directors approved a stock repurchase plan. The plan authorized management to purchase up to 308,900 shares of the Corporation's common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

      In the three months ended March 31, 2003, 18,500 shares were purchased by the Corporation through a similar repurchase plan through the open market.

NOTE 20 - Subsequent Event

      On April 15, 2003, the Board of Directors of the Corporation approved a quarterly dividend of $.12 per share to be paid on May 15, 2003 to shareholders of record on May 1, 2003.

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

      The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                            March 31,
                                                     ----------------------------------------------------------
                                                                2003                           2002
                                                     ---------------------------   ----------------------------
                                                       Carrying         Fair         Carrying         Fair
                                                        Amount          Value         Amount          Value
                                                     ------------   ------------   ------------    ------------
Financial Assets
    Cash and due from banks                          $     31,961   $     31,961   $     23,788    $     23,788
    Federal funds sold and Due From Time                       76             76          4,246           4,248
    Securities                                            163,639        163,639        141,479         141,479
    Loans                                                 489,352        492,835        453,818         469,231
    Allowance for loan losses                              (7,365)        (7,365)        (6,534)         (6,534)
Financial Liabilities
    Deposits                                              586,919        588,636        545,921         547,253
    Short Term Borrowings                                  41,317         41,308         24,492          24,457
Off-balance Sheet Financial Instruments
    Loan commitments                                                     123,766                        133,196
    Letters of credit                                                      9,720                          7,315

NOTE 22 - Comprehensive Income

      The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,               Year Ended
                                                        ----------------------------    December 31,
                                                            2003            2002            2002
                                                        ------------    ------------    ------------
Net Income                                              $      2,433    $      2,286    $      9,317
Other Comprehensive Income:
  Unrealized gain (loss) on securities
  available-for-sale, net of tax                                  47            (523)          1,167
                                                        ------------    ------------    ------------
    Comprehensive Income                                $      2,480    $      1,763    $     10,484
                                                        ============    ============    ============

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

      Net income for the first quarter of 2003 was $2,433,000 or $.39 diluted earnings per share, compared with $2,286,000, or $.36 diluted earnings per share, for the first quarter of 2002. On a per share basis, diluted earnings per share increased 8.3% over the first quarter of the prior year. Per share amounts are based on average diluted shares outstanding of 6,276,486 for the first three months of 2003 and 6,417,946 for the comparable period of 2002 adjusted to reflect stock options granted.

      Outstanding loans at March 31, 2003 of $489.4 million represented an increase of $35.5 million, or 7.8%, over March 31, 2002 and an increase of $20.2 million, or 4.3%, from December 31, 2002.

      Total deposits at March 31, 2003 of $586.9 million were up $41.0 million, or 7.5% from $545.9 million at March 31, 2002. Growth was experienced in every category of deposits with the largest growth coming in demand deposits and certificates of deposit over $100,000 which were up $14.0 million and $12.6 million, respectively. Demand deposits made up 28.2% of total deposits at March 31, 2003. Deposits were also up $5.0 million, or .8% from December 31, 2002.

      The following table summarizes the Corporation's performance for the three months ended March 31, 2003 and 2002 (tax equivalent basis and dollars in thousands):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          ----------------------------------------
                                                                                2003                     2002
                                                                          ---------------          ---------------
Interest Income                                                           $         9,285          $         9,566
Interest Expense                                                                    1,816                    2,132
                                                                          ---------------          ---------------
        Net Interest Income                                                         7,469                    7,434
Provision for Loan Loss                                                               300                      545
                                                                          ---------------          ---------------
        Net Interest Income After
              Provision for Loan Loss                                               7,169                    6,889
Non-Interest Income                                                                 1,348                    1,250
Non-Interest Expense                                                                4,797                    4,643
                                                                          ---------------          ---------------
        Income Before Income Tax                                                    3,720                    3,496
Income Tax Expense                                                                  1,287                    1,210
                                                                          ---------------          ---------------
               Net Income                                                 $         2,433          $         2,286
                                                                          ===============          ===============
Net Income per Share-
    Basic                                                                 $          0.39          $          0.37
    Diluted                                                                          0.39                     0.36
Return on Average Assets                                                             1.43%                    1.45%
Return on Average Stockholders' Equity                                              14.89%                   15.00%

Summary of Earning Assets and Interest-Bearing Liabilities

      The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 2003 and 2002 (rates on tax equivalent basis):

                                                                       Three Months Ended March 31,
                                           ------------------------------------------------------------------------------------
                                                              2003                                       2002
                                           ----------------------------------------    ----------------------------------------
                                             Average                      Average        Average                     Average
                                             Balances       Interest     Yield/Rate      Balances      Interest     Yield/Rate
                                           -----------    -----------   -----------    -----------    -----------   -----------
                                                                         (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time       $     1,286    $         4          1.18%   $     3,554    $        19          2.18%
  Investment Securities (Taxable)              165,615          1,711          4.19%       150,269          1,848          4.99%
  Investment Securities (Tax-exempt)             4,994             71          5.77%         1,894             28          5.98%
  Loans, Net of Unearned Discount(1)           476,298          7,499          6.39%       446,440          7,671          6.97%
                                           -----------    -----------   -----------    -----------    -----------   -----------
    Total Earning Assets                       648,193          9,285          5.81%       602,157          9,566          6.44%
                                                          -----------                                 -----------
Non-interest Earning Assets:
  Cash and Due From Banks                       25,639                                      24,102
  Other Assets                                  21,686                                      18,823
  Allowance for Loan Losses                     (6,996)                                     (6,207)
                                           -----------                                 -----------
    Total Assets                           $   688,522                                 $   638,875
                                           ===========                                 ===========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds        $   177,053            462          1.06%   $   173,484            565          1.32%
  Savings                                      116,568            397          1.38%       108,793            475          1.77%
  Certificates of Deposit under $100,000
    and IRA's                                   63,026            426          2.74%        62,552            544          3.53%
  Certificates of Deposit
    $100,000 or more                            54,350            373          2.78%        45,724            409          3.63%
  Other Time                                       316              2          2.25%           411              4          3.78%
  Other Borrowings                              48,012            156          1.32%        36,033            135          1.52%
                                           -----------    -----------   -----------    -----------    -----------   -----------
    Total Interest-Bearing Liabilities         459,325          1,816          1.60%       426,997          2,132          2.02%
                                                          -----------                                 -----------
Non-interest Bearing Liabilities:
  Demand Deposits                              160,011                                     146,785
  Other Liabilities                              2,933                                       3,263
  Shareholders' Equity                          66,253                                      61,830
                                           -----------                                 -----------
    Total Liabilities and
      Shareholders' Equity                 $   688,522                                 $   638,875
                                           ===========                                 ===========
Net Interest Income and Margin
 (Tax-equivalent Basis)(2)                                $     7,469          4.67%                  $     7,434          5.01%
                                                          ===========                                 ===========

(1) Loan interest income includes fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income

      Net interest income (tax equivalent) for the first quarter of 2003 was $7,469,000 which represented an increase of $35,000 or .5%, over the first quarter of 2002. In this same period, total interest income declined 2.9% and total interest expense declined 14.8% and reflects a 50 basis point decrease in market interest rates from the first of January 2002 to March 2003.

      The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended March 31, 2003 and 2002:

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                             (Dollars in Thousands)

                                                1st Qtr. 2003 vs. 1st Qtr. 2002            1st Qtr. 2002 vs. 1st Qtr. 2001
                                                      Increase (Decrease)                         Increase (Decrease)
                                                       Due to Changes in:                         Due to Changes in:
                                           ----------------------------------------    ----------------------------------------
                                             Volume           Rate         Total         Volume           Rate         Total
                                           -----------    -----------   -----------    -----------    -----------   -----------
Interest Earning Assets:
     Federal Funds Sold                    $       (12)   $        (3)  $       (15)   $      (807)   $       (28)  $      (835)
     Investment Securities (Taxable)               188           (325)         (137)           199           (496)         (297)
     Investment Securities (Tax-exempt)             46             (3)           43             31             (8)           23
     Loans, Net of Unearned Discount               513           (685)         (172)         1,537         (2,950)       (1,413)
                                           -----------    -----------   -----------    -----------    -----------   -----------
     Total Interest Income                         735         (1,016)         (281)           960         (3,482)       (2,522)
                                           -----------    -----------   -----------    -----------    -----------   -----------
Interest-Bearing Liabilities:
     Deposits                                      126           (463)         (337)          (402)        (2,290)       (2,692)
     Other Borrowings                               45            (24)           21            195           (271)          (76)
                                           -----------    -----------   -----------    -----------    -----------   -----------
     Total Interest Expense                        171           (487)         (316)          (207)        (2,561)       (2,768)
                                           -----------    -----------   -----------    -----------    -----------   -----------
Net Interest Income                        $       564    $      (529)  $        35    $     1,167    $      (921)  $       246
                                           ===========    ===========   ===========    ===========    ===========   ===========

Allowance for Loan Losses and Non-Performing Assets

      The Corporation's allowance for loan losses was $7,365,000, or 1.50% of total loans, as of March 31, 2003 compared to $6,534,000, or 1.44% of total loans, as of March 31, 2002.

      Transactions in the provision for loan losses are summarized as follows (in thousands):

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                          ----------------------------------------
                                                                                2003                     2002
                                                                          ---------------          ---------------
Balance, Beginning of Period                                              $         6,706          $         6,015
Provisions, Charged to Income                                                         300                      545
Loans Charged-Off                                                                     (80)                     (42)
Recoveries of Loans Previously
  Charged-Off                                                                         439                       16
                                                                          ---------------          ---------------
          Net Loans Recovered
           (Charged-Off)                                                              359                      (26)
                                                                          ---------------          ---------------
Balance, End of Period                                                    $         7,365          $         6,534
                                                                          ===============          ===============

      For the three months ended March 31, 2003 and 2002, net recoveries (charge-offs) were .07% and (.01%) of loans, respectively, not annualized.

The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

                                             March 31,       December 31,    September 30,      June 30,        March 31,
                                               2003             2002             2002             2002             2002
                                           -------------    -------------    -------------    -------------    -------------
Non-Accrual Loans                          $       2,226    $       2,135    $       4,635    $       3,870    $       3,458
Renegotiated Loans                                   -0-              -0-              -0-              -0-              -0-
Other Real Estate Owned and
  Other Foreclosed Assets                            125            1,268              288               56               97
                                           -------------    -------------    -------------    -------------    -------------
    Total Non-Performing Assets            $       2,351    $       3,403    $       4,923    $       3,926    $       3,555
                                           =============    =============    =============    =============    =============
As a Percent of:
    Total Assets                                    0.34%            0.49%            0.72%            0.58%            0.55%
    Total Loans and Other Real Estate/
        Foreclosed Assets                           0.48%            0.72%            1.04%            0.84%            0.78%
Loans Past Due 90 days or
    More and Still Accruing                $          80    $          16    $          37    $          13    $         228

      Non-accrual loans to total loans were .45% at March 31, 2003 and non-performing assets were .48% of loans and other real estate owned/foreclosed assets at the same date.

      As of March 31, 2003, non-accrual loans were comprised of $1,632,000 in commercial loans, $345,000 in real estate mortgage loans and $249,000 in consumer loans.

      As of March 31, 2003, there was no other real estate owned. However, the Corporation has $125,000 in Other Foreclosed Assets which represents several motor vehicles. These assets are in process of liquidation; however the process is expected to take several months. The cost of liquidation will be recorded as a current period expense.

      The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                             March 31,       December 31,    September 30,      June 30,        March 31,
                                               2003             2002             2002             2002             2002
                                           -------------    -------------    -------------    -------------    -------------
Non-Performing Loans                       $       2,226    $       2,135    $       4,635    $       3,870    $       3,458
Criticized Loans                                  23,061           23,067           22,284           25,398           23,043
Allowance for Loan Losses                          7,365            6,706            6,334            6,394            6,534
Allowance for Loan Losses
       as a Percent of:
          Non-Performing Loans                       331%             314%             137%             165%             189%
          Criticized Loans                            32%              29%              28%              25%              28%

Non-Interest Income

      The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

      The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                        --------------------------------------------
                                                            2003            2002          %Change
                                                        ------------    ------------    ------------
Service Charges on Deposit Accounts                     $        758    $        645            17.5%
Non-recurring Income                                             -0-              51              --
Other Non-interest Income                                        590             554             6.5
                                                        ------------    ------------    ------------
  Total Non-interest Income                             $      1,348    $      1,250             7.8%
                                                        ============    ============    ============

      The increase in other non-interest income in the first quarter of 2003 is primarily due to increases in mortgage brokerage/origination fees, letter of credit fees and debit card service fees. The non-recurring income in the first quarter of 2002 represented the gain on sale of assets previously held in other assets.

Non-interest Expense

      Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

      The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                        --------------------------------------------
                                                            2003            2002          %Change
                                                        ------------    ------------    ------------
Salaries & Employee Benefits                            $      2,905    $      2,867             1.3%
Occupancy Expense - Net                                          293             252            16.3
Furniture and Equipment Expense                                  429             404             6.2
Other Real Estate Expense - Net                                  (15)             69              --
Other Expenses:
     Business Development                                        173             168             3.0
     Insurance - Other                                            60              33            81.8
     Legal & Professional Fees                                   169             173            (2.3)
     Item Processing                                             170              74           129.7
     Taxes - Other                                                10              14           (28.6)
     Postage & Courier                                            86              87            (1.1)
     Printing & Supplies                                         106              80            32.5
     Regulatory Fees & Assessments                                62              58             6.9
     Other Operating Expenses                                    349             364            (4.1)
                                                        ------------    ------------    ------------
        Total Other Expenses                                   1,185           1,051            12.7
                                                        ------------    ------------    ------------
        Total Non-interest Expense                      $      4,797    $      4,643             3.3%
                                                        ============    ============    ============

       Total non-interest expense increased 3.3% in the first quarter of 2003 over 2002, reflecting increases in salaries and benefits, occupancy and equipment, data processing and supplies expenses. As a percent of average assets, non-interest expenses were 2.83% in the first quarter of 2003 (annualized) and 2.94% in the same period of 2002. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 54.41% for the first quarter of 2003 compared to 53.47% for the first quarter of 2002.

      The increase in occupancy expense and supplies expense are both primarily associated with the opening of a new branch facility in January 2003.

      The increase in equipment expense and item processing expense are both related to the core system conversion the Corporation experienced in the fourth quarter of 2002. New equipment was purchased and item processing was outsourced at the time of conversion.

Interest Rate Sensitivity

      Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

      The following table, commonly referred to as a "static GAP report", indicates the interest rate sensitivity position at March 31, 2003 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                              Total      Repriced
                                       Matures or Reprices within:            Rate        After
                                  -------------------------------------     Sensitive   1 Year or
                                   30 Days       31-180         181 to       One Year  Non-interest
                                   or Less        Days         One Year      or Less     Sensitive     Total
                                  ---------     ---------     ---------     ---------  ------------  ---------
Earning Assets:
  Loans                           $ 253,267     $  38,925     $  32,694     $ 324,886    $ 164,466   $ 489,352
  Investment Securities              10,045        21,498        40,346        71,889       91,750     163,639
  Federal Funds Sold and
    Due From Time                        76           -0-           -0-            76          -0-          76
                                  ---------     ---------     ---------     ---------    ---------   ---------
   Total Earning Assets             263,388        60,423        73,040       396,851      256,216     653,067
                                  ---------     ---------     ---------     ---------    ---------   ---------
Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings            301,017           -0-           -0-       301,017          -0-     301,017
  Certificates of Deposit under
    $100,000 and IRA's                8,022        21,066        15,195        44,283       18,676      62,959
  Certificates of Deposit
    $100,000 or More                  5,282        20,686        10,055        36,023       21,700      57,723
  Short Term Borrowings              17,017        17,300         7,000        41,317          -0-      41,317
                                  ---------     ---------     ---------     ---------    ---------   ---------
   Total Interest Bearing
    Liabilities                     331,338        59,052        32,250       422,640       40,376     463,016
                                  ---------     ---------     ---------     ---------    ---------   ---------
Interest Sensitivity
 Gap                              $ (67,950)    $   1,371     $  40,790     $ (25,789)   $ 215,840   $ 190,051
                                  =========     =========     =========     =========    =========   =========
Cumulative Gap                    $ (67,950)    $ (66,579)    $ (25,789)
                                  =========     =========     =========
Periodic Gap to
 Total Assets                         (9.74%)        0.20%         5.84%
Cumulative Gap to
 Total Assets                         (9.74%)       (9.54%)       (3.70%)

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

      Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general. For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories. Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive "beta adjusted" GAP risk position.

      As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (3.70%) was reversed to a positive 23.80% "beta adjusted" GAP position.

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

      The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At March 31, 2003, the Corporation's Tier I capital represented 12.09% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 13.34% of risk weighted assets. Both ratios are well above current regulatory guidelines.

      Also, as of March 31, 2003, the Corporation and the Bank met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

      The Corporation and the Banks' regulatory capital positions as of March 31, 2003, were as follows:

                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                               For Capital               Prompt Corrective
                                                     Actual                 Adequacy Purposes            Action Provisions
                                           -------------------------    -------------------------    -------------------------
                                             Amount         Ratio          Amount        Ratio         Amount         Ratio
                                           -----------   -----------    -----------   -----------    -----------   -----------
CONSOLIDATED:
As of March 31, 2003
Total Capital (to Risk Weighted Assets)    $    70,264         13.34%   $    42,133          8.00%
Tier I Capital (to Risk Weighted Assets)        63,672         12.09         21,066          4.00
Tier I Capital (to Average Assets)              63,672          9.04         21,135          3.00
SUMMIT BANK, N.A.:
As of March 31, 2003
Total Capital (to Risk Weighted Assets)    $    68,968         13.10%   $    42,132          8.00%   $    52,665         10.00%
Tier I Capital (to Risk Weighted Assets)        62,376         11.84         21,066          4.00         31,599          6.00
Tier I Capital (to Average Assets)              62,376          8.85         21,134          3.00         35,223          5.00

Forward-Looking Statements

      The Corporation may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2003 compliance program, corporate objectives and other financial and business matters. The Corporation cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

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

            (a)   Exhibits

                  11    Computation of Earnings Per Common Share

                  99.1 Certification of Chief Executive Officer of Summit Bancshares, Inc.

                  99.2 Certification of Chief Financial Officer of Summit Bancshares, Inc.

            (b) On April 11, 2003, a report on Form 8-K was filed reporting the press release of April 10, 2003, as Summit Bancshares, Inc. announced the results of operations and financial condition for the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUMMIT BANCSHARES, INC.
                                                  Registrant

Date: 04-23-03                            By: /s/ Philip E. Norwood
     -------------                           -----------------------------------
                                          Philip E. Norwood, Chairman, President
                                          and Chief Executive Officer

Date: 04-23-03                            By: /s/ Bob G. Scott
     -------------                           -----------------------------------
                                          Bob G. Scott, Executive Vice President
                                          and Chief Operating Officer
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit                                                           Page No.
      -------                                                           --------

        11      Computation of Earnings Per Common Share                   30

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

Date:  05-01-03                             By:  /s/ Philip E. Norwood
       -------------                             -----------------------
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

Date:  05-01-03                                 By:/s/ Bob G. Scott
       -------------                               ----------------------------
                                                   Bob G. Scott
                                                   Executive Vice President and
                                                   Chief Operating Officer
                                                   (Chief Accounting Officer)