Form 10-Q
period 2003-06-30
SUMMIT BANCSHARES INC /TX/
filed 2003-08-12
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         Mark One

      |X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2003; or

      |_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition period from ______________ to ________________.

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

                       3880 Hulen, Fort Worth, Texas 76107
                    ----------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock, $1.25 par value, outstanding at June 30, 2003 was 6,165,617 shares.

                             SUMMIT BANCSHARES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2003
         and 2002 and at December 31, 2002                                  4

         Consolidated Statements of Income for the
         Six Months Ended June 30, 2003 and 2002
         and for the Year Ended December 31, 2002                           5

         Consolidated Statements of Income for the Three
         Months Ended June 30, 2003 and 2002                                6

         Consolidated Statements of Changes in Shareholders'
         Equity for the Six Months Ended June 30, 2003 and
         2002 and for the Year Ended December 31, 2002                      7

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2003 and 2002 and for the
         Year Ended December 31, 2002                                       8

         Notes to Consolidated Financial Statements for the Six
         Months Ended June 30, 2003 and 2002 and for the
         Year Ended December 31, 2002                                    9-20

The June 30, 2003 and 2002 and the December 31, 2002 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the Six Months
         Ended June 30, 2003 and 2002                                   21-29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        30

Item 4.  Controls and Procedures                                           30

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

Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                         June 30,         (Unaudited)
                                                                                 ----------------------   December 31,
                                                                                   2003         2002          2002
                                                                                 ---------    ---------    ---------
ASSETS                                                                                      (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                                 $  28,669    $  27,326    $  28,903
FEDERAL FUNDS SOLD & DUE FROM TIME                                                  14,975       22,083          262
INVESTMENT SECURITIES - NOTE 2
   Securities Available-for-Sale, at fair value                                    178,241      144,314      173,512
LOANS - NOTES 3, 11 AND 17
     Loans, Net of Unearned Discount                                               500,040      466,974      469,145
          Allowance for Loan Losses                                                 (7,412)      (6,394)      (6,706)
                                                                                 ---------    ---------    ---------
             LOANS, NET                                                            492,628      460,580      462,439
PREMISES AND EQUIPMENT - NOTE 4                                                     13,391        9,112       11,486
ACCRUED INCOME RECEIVABLE                                                            3,888        4,065        3,978
OTHER REAL ESTATE - NOTE 5                                                             -0-          -0-        1,142
OTHER ASSETS                                                                         7,124        6,548        6,011
                                                                                 ---------    ---------    ---------
             TOTAL ASSETS                                                        $ 738,916    $ 674,028    $ 687,733
                                                                                 =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS - NOTE 6
     Noninterest-Bearing Demand                                                  $ 176,603    $ 163,440    $ 167,745
     Interest-Bearing                                                              435,143      398,374      414,204
                                                                                 ---------    ---------    ---------
             TOTAL DEPOSITS                                                        611,746      561,814      581,949
SHORT TERM BORROWINGS - NOTE 7                                                      55,627       45,629       37,255
ACCRUED INTEREST PAYABLE                                                               358          440          354
OTHER LIABILITIES                                                                    2,456        2,659        3,237
                                                                                 ---------    ---------    ---------
             TOTAL LIABILITIES                                                     670,187      610,542      622,795
                                                                                 =========    =========    =========
COMMITMENTS AND CONTINGENCIES - NOTES 12, 14, 16 AND 18
SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
     Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,165,617,
        6,268,039 and 6,158,542 shares issued and outstanding at June 30, 2003 and 2002 and at
        December 31, 2002, respectively                                              7,707        7,835        7,698
     Capital Surplus                                                                 7,345        6,924        7,122
     Retained Earnings                                                              50,358       47,236       47,660
     Accumulated Other Comprehensive Income - Unrealized Gain
        on Available-for-Sale Investment Securities, Net of Tax                      3,335        1,772        2,861
     Treasury Stock at Cost (688, 12,600 and 20,000 shares at
        June 30, 2003 and 2002 and at December 31, 2002, respectively)                 (16)        (281)        (403)
                                                                                 ---------    ---------    ---------
             TOTAL SHAREHOLDERS' EQUITY                                             68,729       63,486       64,938
                                                                                 ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 738,916    $ 674,028    $ 687,733
                                                                                 =========    =========    =========

     The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                    (Unaudited)
                                                              For the Six Months Ended    (Unaudited)
                                                                     June 30,             Year Ended
                                                              ------------------------    December 31,
                                                                  2003        2002           2002
                                                                --------    --------       --------
                                                             (In Thousands, Except Per Share Data)
INTEREST INCOME
   Interest and Fees on Loans                                   $ 15,357    $ 15,577       $ 31,283
   Interest and Dividends on Investment Securities:
     Taxable                                                       3,310       3,510          7,046
     Exempt from Federal Income Taxes                                 94          37            116
   Interest on Federal Funds Sold and Due From Time                   37          91            212
                                                                --------    --------       --------
        TOTAL INTEREST INCOME                                     18,798      19,215         38,657
                                                                --------    --------       --------
INTEREST EXPENSE
   Interest on Deposits                                            3,441       4,041          7,881
   Interest on Short Term Borrowings                                 309         290            624
   Interest on Note Payable                                          -0-         -0-              7
                                                                --------    --------       --------
        TOTAL INTEREST EXPENSE                                     3,750       4,331          8,512
                                                                --------    --------       --------
        NET INTEREST INCOME                                       15,048      14,884         30,145
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                             540       1,015          3,140
                                                                --------    --------       --------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                 14,508      13,869         27,005
                                                                --------    --------       --------
NON-INTEREST INCOME
   Service Charges and Fees on Deposits                            1,649       1,368          2,934
   Gain on Sale of Investment Securities                              12           2            165
   Other Income                                                    1,285       1,212          2,368
                                                                --------    --------       --------
        TOTAL NON-INTEREST INCOME                                  2,946       2,582          5,467
                                                                --------    --------       --------
NON-INTEREST EXPENSE
   Salaries and Employee Benefits - NOTE 14                        5,995       5,740         11,078
   Occupancy Expense - Net                                           688         570          1,136
   Furniture and Equipment Expense                                   876         772          1,577
   Other Real Estate Owned and Foreclosed Asset Expense - Net        (13)        108            234
   Other Expense - NOTE 9                                          2,497       2,134          4,284
                                                                --------    --------       --------
        TOTAL NON-INTEREST EXPENSE                                10,043       9,324         18,309
                                                                --------    --------       --------
        INCOME BEFORE INCOME TAXES                                 7,411       7,127         14,163
APPLICABLE INCOME TAXES - NOTE 10                                  2,521       2,447          4,846
                                                                --------    --------       --------
        NET INCOME                                              $  4,890    $  4,680       $  9,317
                                                                ========    ========       ========
        NET INCOME PER SHARE - NOTE 15
          Basic                                                 $   0.79    $   0.75       $   1.50
          Diluted                                                   0.78        0.73           1.46

     The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           (Unaudited)
                                                                    For the Three Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                       2003           2002
                                                                      ------         ------
                                                               (In Thousands, Except Per Share Data)
INTEREST INCOME
   Interest and Fees on Loans                                         $7,868         $7,913
   Interest and Dividends on Investment Securities:
     Taxable                                                           1,599          1,662
     Exempt from Federal Income Taxes                                     47             19
   Interest on Federal Funds Sold and Due From Time                       33             72
                                                                      ------         ------
        TOTAL INTEREST INCOME                                          9,547          9,666
                                                                      ------         ------
INTEREST EXPENSE
   Interest on Deposits                                                1,781          2,044
   Interest on Short Term Borrowings                                     153            155
                                                                      ------         ------
        TOTAL INTEREST EXPENSE                                         1,934          2,199
                                                                      ------         ------
        NET INTEREST INCOME                                            7,613          7,467
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                 240            470
                                                                      ------         ------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                      7,373          6,997
                                                                      ------         ------
NON-INTEREST INCOME
   Service Charges and Fees on Deposits                                  890            723
   Gain on Sale of Investment Securities                                  12              2
   Other Income                                                          696            607
                                                                      ------         ------
        TOTAL NON-INTEREST INCOME                                      1,598          1,332
                                                                      ------         ------
NON-INTEREST EXPENSE
   Salaries and Employee Benefits - NOTE 14                            3,090          2,873
   Occupancy Expense - Net                                               395            318
   Furniture and Equipment Expense                                       447            368
   Other Real Estate Owned and Foreclosed Asset Expense - Net              2             39
   Other Expense                                                       1,312          1,083
                                                                      ------         ------
        TOTAL NON-INTEREST EXPENSE                                     5,246          4,681
                                                                      ------         ------
        INCOME BEFORE INCOME TAXES                                     3,725          3,648
APPLICABLE INCOME TAXES - NOTE 10                                      1,268          1,254
                                                                      ------         ------
        NET INCOME                                                    $2,457         $2,394
                                                                      ======         ======
        NET INCOME PER SHARE - NOTE 15
          Basic                                                       $ 0.40         $ 0.38
          Diluted                                                       0.39           0.37

     The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                  (Unaudited)

                                                                                   Accumulated
                                                                                     Other
                                                                                  Comprehensive
                                                                                   Income - Net
                                                                                  Unrealized Gain                 Total
                                      Common Stock                                     on                        Share-
                                 ----------------------     Capital     Retained    Investment     Treasury      Holder's
                                  Shares       Amount       Surplus     Earnings    Securities      Stock        Equity
                                 ---------    ---------    ---------    --------    ----------    ---------     --------
                                                      (Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2002       6,262,961    $   7,829    $   6,865    $ 44,166     $   1,694    $     (18)    $ 60,536
Stock Options Exercised             11,100           14           59                                                  73
Purchases of Stock Held
   in Treasury                                                                                         (378)        (378)
Retirement of Stock Held
   in Treasury                      (6,022)          (8)                    (107)                       115          -0-
Cash Dividend - .24 Per Share                                             (1,503)                                 (1,503)
Net Income for the
   Six Months Ended
   June 30, 2002                                                           4,680                                   4,680
Securities Available-
   for-Sale Adjustment                                                                      78                        78
                                                                                                                --------
        Total Comprehensive
          Income - NOTE 22                                                                                         4,758
                                 ---------    ---------    ---------    --------     ---------    ---------     --------
Balance at June 30, 2002         6,268,039        7,835        6,924      47,236         1,772         (281)      63,486
Stock Options Exercised             28,425           35          198                                                 233
Purchases of Stock Held
   in Treasury                                                                                       (3,024)      (3,024)
Retirement of Stock Held
   in Treasury                    (137,922)        (172)                  (2,730)                     2,902          -0-
Cash Dividend - .24 Per Share                                             (1,483)                                 (1,483)
Net Income for the
   Six Months Ended
   December 31, 2002                                                       4,637                                   4,637
Securities Available-
   for-Sale Adjustment                                                                   1,089                     1,089
                                                                                                                --------
        Total Comprehensive
          Income - NOTE 22                                                                                         5,726
                                 ---------    ---------    ---------    --------     ---------    ---------     --------
Balance at December 31, 2002     6,158,542        7,698        7,122      47,660         2,861         (403)      64,938
Stock Options Exercised             45,575           57          223                                                 280
Purchases of Stock Held
   in Treasury                                                                                         (372)        (372)
Retirement of Stock Held
   in Treasury                     (38,500)         (48)                    (711)                       759          -0-
Cash Dividend - .24 Per Share                                             (1,481)                                 (1,481)
Net Income for the
   Six Months Ended
   June 30, 2003                                                           4,890                                   4,890
Securities Available-
   for-Sale Adjustment                                                                     474                       474
                                                                                                                --------
        Total Comprehensive
          Income - NOTE 22                                                                                         5,364
                                 ---------    ---------    ---------    --------     ---------    ---------     --------
Balance at June 30, 2003         6,165,617    $   7,707    $   7,345    $ 50,358     $   3,335    $     (16)    $ 68,729
                                 =========    =========    =========    ========     =========    =========     ========

     The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                           (Unaudited)
                                                                     For the Six Months Ended     (Unaudited)
                                                                             June 30,             Year Ended
                                                                     ------------------------    December 31,
                                                                        2003          2002           2002
                                                                      ---------     ---------     ---------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $   4,890     $   4,680     $   9,317
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
        Depreciation and Amortization                                       617           545         1,094
        Net Premium Amortization of Investment Securities                   716           424         1,026
        Provision for Loan Losses                                           540         1,015         3,140
        Deferred Income Taxes Benefit                                      (156)         (235)          (62)
        Net Gain on Sale of Investment Securities                           (12)           (2)         (165)
        Net Gain From Sale of Other Real Estate                             -0-           -0-          (358)
        Net (Gain) Loss From Sale of Premises and Equipment                 (42)           11             1
        Net (Increase) Decrease in Accrued Income and Other Assets       (1,105)          669           632
        Net (Decrease) Increase in Accrued Expenses
          and Other Liabilities                                            (781)         (152)          340
                                                                      ---------     ---------     ---------
          Total Adjustments                                                (223)        2,275         5,648
                                                                      ---------     ---------     ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,667         6,955        14,965
                                                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (Increase) Decrease in Federal Funds Sold
          and Due From Time                                             (14,713)      (19,799)        2,022
   Proceeds from Matured and Prepaid Investment Securities
       o  Available-for-Sale                                             23,514        25,969        51,818
   Proceeds from Sales of Investment Securities                          42,041        49,976       143,444
   Purchase of Investment Securities
       o  Available-for-Sale                                            (70,271)      (60,430)     (207,732)
   Loans Originated and Principal Repayments, Net                       (31,247)      (36,907)      (42,962)
   Recoveries of Loans Previously Charged-Off                               518            56           372
   Proceeds from Sale of Premises and Equipment                             274            27            31
   Proceeds from Sale of Other Real Estate & Repossessed Assets           1,142           388         1,293
   Purchases of Premises and Equipment                                   (2,755)       (1,553)       (4,479)
                                                                      ---------     ---------     ---------
          NET CASH USED BY INVESTING ACTIVITIES                         (51,497)      (42,273)      (56,193)
                                                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Increase in Demand Deposits, Savings
     Accounts and Interest Bearing Transaction Accounts                  20,059        20,309        34,838
   Net Increase (Decrease) in Certificates of Deposit                     9,738        (2,298)        3,308
   Net Increase in Short Term Borrowings                                 18,372        17,263         8,889
   Payments of Cash Dividends                                            (1,481)       (1,503)       (2,986)
   Proceeds from Stock Options Exercised                                    280            73           306
   Purchase of Treasury Stock                                              (372)         (378)       (3,402)
                                                                      ---------     ---------     ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                   46,596        33,466        40,953
                                                                      ---------     ---------     ---------
NET DECREASE IN CASH AND DUE FROM BANKS                                    (234)       (1,852)         (275)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                           28,903        29,178        29,178
                                                                      ---------     ---------     ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                              $  28,669     $  27,326     $  28,903
                                                                      =========     =========     =========
SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
   Interest Paid                                                      $   3,746     $   4,496     $   8,763
   Income Taxes Paid                                                      2,373         2,132         4,762
   Other Real Estate Acquired and Other Assets
     Acquired in Settlement of Loans                                        -0-           -0-         1,579

     The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
          FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2002 (UNAUDITED)

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

Cash and Due From Banks

      The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first six months of 2003, the average cash balance maintained at the Federal Reserve Bank was $2,188,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $19,622,000 during the same period.

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

      The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2003 and 2002 the Corporation held no securities that would have been classified as trading securities.

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)

Stock Based Compensation

      The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The impact on the financial statements of using the method is disclosed in Note 13, "Stock Option Plans" to the financial statements.

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

NOTE 2 - Investment Securities

      A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                      June 30, 2003
                                                      ----------------------------------------------
                                                                     Gross        Gross
                                                      Amortized    Unrealized   Unrealized    Fair
                                                         Cost        Gains        Losses     Value
                                                       --------    --------       ------    --------
Investment Securities - Available-for-Sale
   U.S. Government Agencies
     and Corporations                                  $126,114    $  4,349        $ -0-    $130,463
   U.S. Government Agency Mortgage
     Backed Securities                                   36,750         425          -0-      37,175
   Obligations of States and Political Subdivisions       5,181         278          -0-       5,459
   Community Reinvestment Act Investment Fund             3,000         -0-          -0-       3,000
   Federal Reserve and Federal Home Loan Bank Stock       2,144         -0-          -0-       2,144
                                                       --------    --------        -----    --------
        Total Available-for-Sale Securities             173,189       5,052          -0-     178,241
                                                       --------    --------        -----    --------
          Total Investment Securities                  $173,189    $  5,052        $ -0-    $178,241
                                                       ========    ========        =====    ========

      All investment securities are carried on the consolidated balance sheet as of June 30, 2003 at fair value. The net unrealized gain of $5,052,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

      Included in the Other Securities category at June 30, 2003 is $1,824,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded as of June 30, 2003. The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 2 - Investment Securities (cont'd.)

      A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                   June 30, 2002
                                                    ----------------------------------------------
                                                                  Gross       Gross
                                                    Amortized   Unrealized  Unrealized     Fair
                                                      Cost        Gains       Losses       Value
                                                    --------    --------    ----------   --------
Investment Securities - Available-for-Sale
U.S. Treasury Securities                            $  4,010    $     87       $-0-      $  4,097
U.S. Government Agencies
  and Corporations                                   110,384       2,405         (4)      112,785
U.S. Government Agency Mortgage
  Backed Securities                                   23,656         169        -0-        23,825
Obligations of States and Political Subdivisions       1,946          29        -0-         1,975
Federal Reserve and Federal Home Loan Bank Stock       1,632         -0-        -0-         1,632
                                                    --------    --------       ----      --------
     Total Available-for-Sale Securities             141,628       2,690         (4)      144,314
                                                    --------    --------       ----      --------
       Total Investment Securities                  $141,628    $  2,690       $ (4)     $144,314
                                                    ========    ========       ====      ========

      All investment securities are carried on the consolidated balance sheet as of June 30, 2002 at fair value. The net unrealized gain of $2,686,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

      Included in the Other Securities category at June 30, 2002 was $1,312,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded as of June 30, 2002. The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Loans and Allowance for Loan Losses

      The book values of loans by major type follow (in thousands):

                                              June 30,
                                      -----------------------    December 31,
                                         2003          2002          2002
                                      ---------     ---------     ---------
Commercial                            $ 204,647     $ 198,853     $ 195,120
Real Estate Mortgage - Commercial       134,370       125,299       130,755
Real Estate Mortgage - Residential       54,594        47,170        48,447
Real Estate Construction                 72,422        60,981        59,941
Loans to Individuals                     34,007        34,674        34,882
Less: Unearned Discount                     -0-            (3)          -0-
                                      ---------     ---------     ---------
                                        500,040       466,974       469,145
Allowance for Loan Losses                (7,412)       (6,394)       (6,706)
                                      ---------     ---------     ---------
   Loans - Net                        $ 492,628     $ 460,580     $ 462,439
                                      =========     =========     =========

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)

      Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                           Six Months Ended
                                                June 30,         Year Ended
                                          -------------------   December 31,
                                            2003        2002        2002
                                          -------     -------     -------
Balance, Beginning of Period              $ 6,706     $ 6,015     $ 6,015
Provisions, Charged to Income                 540       1,015       3,140
Loans Charged-Off                            (352)       (692)     (2,821)
Recoveries of Loans Previously
   Charged-Off                                518          56         372
                                          -------     -------     -------
     Net Loans Recovered (Charged-Off)        166        (636)     (2,449)
                                          -------     -------     -------
Balance, End of Period                    $ 7,412     $ 6,394     $ 6,706
                                          =======     =======     =======

      The provisions for loan losses charged to operating expenses during the six months ended June 30, 2003 and June 30, 2002 of $540,000 and $1,015,000,
respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2002, a provision of $3,140,000 was recorded.

      At June 30, 2003, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $739,000 (of which $739,000 were on non-accrual status). The related allowance for loan losses for these loans was $387,000. The average recorded investment in impaired loans during the six months ended June 30, 2003 was approximately $2,142,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

      The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                        June 30,
                                                   ------------------  December 31,
                                                     2003       2002       2002
                                                   -------    -------    -------
Land                                               $ 2,212      2,317    $ 2,317
Buildings and Improvements                          10,536      8,572      9,830
Furniture & Equipment                               10,222      8,122      9,168
                                                   -------    -------    -------
Total Cost                                          22,970     19,011     21,315
Less: Accumulated Amortization and Depreciation      9,579      9,899      9,829
                                                   -------    -------    -------
   Net Book Value                                  $13,391      9,112    $11,486
                                                   =======    =======    =======

NOTE 5 - Other Real Estate

      The carrying value of other real estate is as follows (in thousands):

                                                 June 30
                                           --------------------    December 31,
                                            2003           2002       2002
                                           -----          -----      -------
Other Real Estate                          $ -0-          $ -0-      $ 1,142
                                           =====          =====      =======

      There were no direct write-downs of other real estate charged to income for the six months ended June 30, 2003 or June 30, 2002. There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2002.

      Included in Other Assets at June 30, 2003 and June 30, 2002 were $125,000 and $56,000 of Other Foreclosed Assets. The 2003 assets were comprised of motor vehicles and the 2002 assets were comprised of an inventory of textbooks. There were no direct write-downs of these assets as of June 30, 2003 or for any period during 2002.

NOTE 6 - Deposits

      The book values of deposits by major type follow (in thousands):

                                                              June 30,
                                                        --------------------  December 31,
                                                          2003        2002        2002
                                                        --------    --------    --------
Noninterest-Bearing Demand Deposits                     $176,603    $163,440    $167,745
Interest-Bearing Deposits:
   Interest-Bearing Transaction
     Accounts and Money Market Funds                     197,130     178,526     184,458
   Savings                                               112,476     109,656     113,948
   Certificates of Deposits under $100,000 and IRA's      64,283      65,309      63,432
   Certificates of Deposits $100,000 or more              60,938      44,567      52,050
   Other                                                     316         316         316
                                                        --------    --------    --------
        Total                                            435,143     398,374     414,204
                                                        --------    --------    --------
          Total Deposits                                $611,746    $561,814    $581,949
                                                        ========    ========    ========

NOTE 7 - Short Term Borrowings

      Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):


                                                  Six Months Ended
                                                     June 30,           Year Ended
                                                -------------------     December 31,
                                                 2003        2002         2002
                                                -------     -------     -------
Securities Sold Under Repurchase Agreements:
   Average Balance                              $20,695     $14,999     $20,141
   Period-End Balance                            28,627      21,621      22,955
   Maximum Month-End Balance During Period       22,597      21,621      29,560
   Interest Rate:
     Average                                       0.54%       0.81%       0.87%
     Period-End                                    0.46%       1.06%       0.59%
Federal Home Loan Bank Advances:
   Average Balance                              $24,945     $19,164     $17,989
   Period-End Balance                            27,000      24,009      14,300
   Maximum Month-End Balance During Period       34,300      25,000      25,000
   Interest Rate:
     Average                                       1.94%       2.22%       2.37%
     Period-End                                    1.57%       1.74%       2.41%
Federal Funds Purchased:
   Average Balance                              $ 2,802     $ 1,926     $ 1,178
   Period-End Balance                               -0-         -0-         -0-
   Maximum Month-End Balance During Period        1,350       8,650       8,650
   Interest Rate:
     Average                                       1.53%       2.02%       2.03%
     Period-End                                    0.00%       0.00%       0.00%

      The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas which allows it to borrow on a collateralized basis at a fixed term. At June 30, 2003, the $27,000,000 of borrowings was outstanding under the line of credit at an average rate of 1.55%, the last $5,000,000 of which matures in May 2005. In addition, at June 30, 2003, the Corporation has $10,125,000 borrowed under an arrangement to purchase an investment security which matures in July 2003.

NOTE 8 - Notes Payable

      On September 15, 2002, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and mature on September 15, 2003, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of June 30, 2003, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense

      The significant components of other non-interest expense are as follows (in thousands):

                                             Six Months Ended
                                                  June 30,           Year Ended
                                            -------------------     December 31,
                                             2003         2002         2002
                                            ------       ------       ------
Business Development                        $  448       $  393       $  797
Legal and Professional Fees                    330          341          774
Printing and Supplies                          205          157          353
Regulatory Fees and Assessments                124          119          239
Other                                        1,390        1,124        2,121
                                            ------       ------       ------
   Total                                    $2,497       $2,134       $4,284
                                            ======       ======       ======

NOTE 10 - Income Taxes

      Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                  June 30,
                                           --------------------     December 31,
                                            2003         2002          2002
                                           -------      -------       -------
Current Tax Asset (Liability)              $    59      $   (57)      $   347
Net Deferred Tax Asset                         788        1,627           893
                                           -------      -------       -------
   Total Included in Other Assets              847      $ 1,570         1,240
                                           =======      =======       =======

      The net deferred tax asset at June 30, 2003 of $788,000 included $(1,718,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

      The components of income tax expense were as follows (in thousands):

                                               Six Months Ended
                                                    June 30,         Year Ended
                                             --------------------   December 31,
                                              2003         2002         2002
                                             -------      -------      -------
Federal Income Tax Expense:
Current                                      $ 2,677      $ 2,682      $ 4,908
Deferred (benefit)                              (156)        (235)         (62)
                                             -------      -------      -------
   Total Federal Income Tax Expense          $ 2,521      $ 2,447      $ 4,846
                                             =======      =======      =======
     Effective Tax Rates                       34.00%       34.30%       34.20%

NOTE 10 - Income Taxes (cont'd.)

      The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                               Six Months Ended
                                                    June 30,         Year Ended
                                              -------------------   December 31,
                                               2003        2002        2002
                                              -------     -------     -------
Federal Income Taxes at Statutory
   Rate of 34.3%                              $ 2,542     $ 2,454       4,858
Effect of Tax Exempt Interest Income              (45)        (26)        (68)
Non-deductible Expenses                            35          34          67
Other                                             (11)        (15)        (11)
                                              -------     -------     -------
     Income Taxes Per Income Statement        $ 2,521     $ 2,447       4,846
                                              =======     =======     =======

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                        Six Months Ended
                                                            June 30,       Year Ended
                                                        ----------------  December 31,
                                                         2003      2002      2002
                                                        ------    ------    ------
Federal Deferred Tax Assets:
   Allowance for Loan Losses                            $2,542    $2,099    $2,300
   Valuation Reserves - Other Real Estate                    2       105         2
   Interest on Non-accrual Loans                           210       242       273
   Deferred Compensation                                   544       570       552
   Other                                                     9       -0-       -0-
                                                        ------    ------    ------
   Gross Federal Deferred Tax Assets                     3,307     3,016     3,127
                                                        ------    ------    ------
Federal Deferred Tax Liabilities:
   Depreciation and Amortization                           563       288       542
   Accretion                                               196       158       182
   Unrealized Gains on Available-for-Sale Securities     1,718       913     1,474
   Other                                                    42        30        36
                                                        ------    ------    ------
   Gross Federal Deferred Tax Liabilities                2,519     1,389     2,234
                                                        ------    ------    ------
     Net Deferred Tax Asset                             $  788    $1,627    $  893
                                                        ======    ======    ======

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

      At June 30, 2003, outstanding documentary and standby letters of credit totaled $5,438,000 and commitments to extend credit totaled $136,408,000.

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

      The following is a summary of transactions during the periods presented:

                                                    Shares Under Option
                                             -----------------------------------
                                             Six Months Ended     Year Ended
                                              June 30, 2003    December 31, 2002
                                              -------------    -----------------
Outstanding, Beginning of Period                 418,934            453,459
Additional Options Granted During
   the Period                                     25,000             11,000
Forfeited During the Period                       (8,050)            (6,000)
Exercised During the Period                      (45,575)           (39,525)
                                                --------           --------
     Outstanding, End of Period                  390,309            418,934
                                                ========           ========

      Options outstanding at June 30, 2003 ranged in price from $3.00 to $24.81 per share with a weighted average exercise price of $13.13 and 290,299 shares exercisable. At June 30, 2003, there remained 333,250 shares reserved for future grants of options under the 1997 Plan.

      The Corporation accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation:

                                                    Six Months Ended     Year Ended
                                                     June 30, 2003   December 31, 2002
                                                     -------------   -----------------
Net Income, as Reported                                $   4,890         $   9,317
Deduct: Total stock-based compensation expense
     determined under fair value based method
     for all awards, net of related tax effects              (69)             (124)
                                                       ---------         ---------
Pro Forma Net Income                                   $   4,821         $   9,193
                                                       =========         =========
Earnings Per Share:
   Basic - as Reported                                 $    0.79         $    1.50
   Basic - Pro Forma                                        0.78              1.48
   Diluted - as Reported                                    0.78              1.46
   Diluted - Pro Forma                                      0.77              1.44

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

      The amount expensed in support of the plan was $208,000 and $205,000 during the first six months of 2003 and 2002, respectively, and $427,000 for the year 2002.

Supplemental Executive Retirement Plan

      In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits. For currently employed employees, the plan replaces the previous Management Security Plan. The current plan is a defined contribution plan. The expense charged to earnings for such future obligations was $103,000 for the first six months of 2003 and $180,000 for the year 2002. There was no expense for the plan during the first six months of 2002.

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

NOTE 15 - Earnings per Share

      The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

                                               Six Months Ended
                                                   June 30,                  Year Ended
                                         ----------------------------       December 31,
                                            2003              2002              2002
                                         ----------        ----------        ----------
Net income                               $    4,890        $    4,680        $    9,317
                                         ==========        ==========        ==========
Weighted average number of common
   shares used in Basic EPS               6,163,981         6,261,419         6,224,028
Effect of dilutive stock options            129,713           180,333           171,533
                                         ----------        ----------        ----------
Weighted number of common shares
   and dilutive potential common
   stock used in Diluted EPS              6,293,694         6,441,752         6,395,561
                                         ==========        ==========        ==========

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

      The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                    June 30,
                                                                           ------------------------
                                                                             2003            2002
                                                                           --------        --------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
   Loan Commitments Including Unfunded Lines of Credit                      136,408        $131,771
   Standby Letters of Credit                                                  5,438           7,427

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

      In the six months ended June 30, 2003, 19,188 shares were purchased by the Corporation through this and a similar repurchase plan through the open market.

NOTE 20 - Subsequent Event

      On July 15, 2003, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on August 15, 2003 to shareholders of record on August 1, 2003.

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

      The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                          June 30,
                                               ---------------------------------------------------------------
                                                          2003                                 2002
                                               ---------------------------         ---------------------------
                                                Carrying           Fair            Carrying            Fair
                                                 Amount            Value            Amount             Value
                                               ---------         ---------         ---------         ---------
Financial Assets
   Cash and due from banks                     $  28,669         $  28,669         $  27,326         $  27,326
   Federal funds sold and Due From Time           14,975            14,975            22,083            22,083
   Securities                                    178,241           178,241           144,314           144,314
   Loans                                         500,040           509,607           466,974           479,935
   Allowance for loan losses                      (7,412)           (7,412)           (6,394)           (6,394)
Financial Liabilities
   Deposits                                      611,746           609,555           561,814           563,189
   Short Term Borrowings                          55,627            55,867            45,629            45,720
Off-balance Sheet Financial Instruments
   Loan commitments                                                136,408                             131,771
   Letters of credit                                                 5,438                               7,427

NOTE 22 - Comprehensive Income

      The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                             Six Months Ended
                                                 June 30,            Year Ended
                                        -------------------------   December 31,
                                           2003           2002          2002
                                         -------        -------       -------
Net Income                               $ 4,890          4,680       $ 9,317
Other Comprehensive Income:
   Unrealized gain on securities
   available-for-sale, net of tax            474             78         1,167
                                         -------        -------       -------
     Comprehensive Income                $ 5,364        $ 4,758       $10,484
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

      Net income for the second quarter of 2003 was $2,457,000, or $.39 diluted earnings per share, compared with $2,394,000, or $.37 diluted earnings per share, for the second quarter of 2002. Net income for the first six months of 2003 was $4,890,000 or $.78 diluted earnings per share, compared with $4,680,000 or $.73 diluted earnings per share for the first six months of the prior year. Per share amounts are based on average diluted shares outstanding of 6,293,694 for the first six months of 2003 and 6,441,752 for the comparable period of 2002 adjusted to reflect stock options granted.

      Outstanding loans at June 30, 2003 of $500.0 million represented an increase of $33.1 million, or 7.1%, over June 30, 2002 and an increase of $30.9 million, or 6.6%, from December 31, 2002.

      Total deposits at June 30, 2003 of $611.7 million represented an increase of $49.9 million, or 8.9%, over June 30, 2002 and an increase of $29.8 million, or 5.1%, from December 31, 2002.

      The following table summarizes the Corporation's performance for the six months ended June 30, 2003 and 2002 (tax equivalent basis and dollars in thousands):

                                          Three Months Ended        Six Months Ended
                                                June 30,                June 30,
                                          -------------------     -------------------
                                            2003        2002        2003        2002
                                          -------     -------     -------     -------
Interest Income                           $ 9,581     $ 9,687     $18,866     $19,253
Interest Expense                            1,934       2,199       3,750       4,331
                                          -------     -------     -------     -------
     Net Interest Income                    7,647       7,488      15,116      14,922
Provision for Loan Losses                     240         470         540       1,015
                                          -------     -------     -------     -------
     Net Interest Income After
        Provision for Loan Losses           7,407       7,018      14,576      13,907
Non-Interest Income                         1,598       1,332       2,946       2,582
Non-Interest Expense                        5,246       4,681      10,043       9,324
                                          -------     -------     -------     -------
     Income Before Income Tax               3,759       3,669       7,479       7,165
Income Tax Expense                          1,302       1,275       2,589       2,485
                                          -------     -------     -------     -------
          Net Income                      $ 2,457     $ 2,394     $ 4,890     $ 4,680
                                          =======     =======     =======     =======
Net Income per Share-
   Basic                                  $  0.40     $  0.38     $  0.79     $  0.75
   Diluted                                   0.39        0.37        0.78        0.73
Return on Average Assets                     1.37%       1.46%       1.40%       1.46%
Return on Average Stockholders' Equity      14.55%      15.43%      14.72%      15.21%

Summary of Earning Assets and Interest-Bearing Liabilities

      The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 2003 and 2002 (rates on tax equivalent basis):

                                                                         Three Months Ended June 30,
                                              -------------------------------------------------------------------------------
                                                             2003                                       2002
                                              ------------------------------------     --------------------------------------
                                               Average                    Average       Average                     Average
                                              Balances      Interest    Yield/Rate     Balances      Interest      Yield/Rate
                                              ---------     ---------    ---------     ---------     ---------     ----------
                                                                          (Dollars in Thousands)
Earning Assets:
     Federal Funds Sold & Due From Time       $  11,689     $      33         1.13%    $  16,488     $      72          1.75%
     Investment Securities (Taxable)            160,498         1,599         4.00%      138,271         1,662          4.82%
     Investment Securities (Tax-exempt)           5,102            71         5.62%        1,961            28          5.82%
     Loans, Net of Unearned Discount(1)         499,545         7,878         6.33%      462,467         7,925          6.87%
                                              ---------     ---------    ---------     ---------     ---------     ---------
        Total Earning Assets                    676,834         9,581         5.68%      619,187         9,687          6.28%
                                                            ---------                                ---------
Non-interest Earning Assets:
     Cash and Due From Banks                     27,970                                   25,772
     Other Assets                                21,648                                   18,998
     Allowance for Loan Losses                   (7,382)                                  (6,428)
                                              ---------                                ---------
        Total Assets                          $ 719,070                                $ 657,529
                                              =========                                =========

Interest-Bearing Liabilities:
     Interest-Bearing Transaction
        Accounts and Money Market Funds       $ 192,773           570         1.19%    $ 179,847           661          1.47%
     Savings                                    114,259           411         1.44%      109,879           508          1.85%
     Certificates of Deposit under $100,000
        and IRA's                                63,000           401         2.55%       63,245           513          3.26%
     Certificates of Deposit
        $100,000 or more                         59,072           397         2.70%       44,502           359          3.24%
     Other Time                                     316             2         2.20%          316             3          3.33%
     Other Borrowings                            48,866           153         1.26%       36,145           155          1.72%
                                              ---------     ---------    ---------     ---------     ---------     ---------
        Total Interest-Bearing Liabilities      478,286         1,934         1.62%      433,934         2,199          2.03%
                                                            ---------                                ---------
Non-interest Bearing Liabilities:
     Demand Deposits                            170,234                                  157,983
     Other Liabilities                            2,811                                    3,367
     Shareholders' Equity                        67,739                                   62,245
                                              ---------                                ---------
        Total Liabilities and
          Shareholders' Equity                $ 719,070                                $ 657,529
                                              =========                                =========
Net Interest Income and Margin
   (Tax-equivalent Basis)(2)                                $   7,647          4.53%                 $   7,488          4.85%
                                                            =========                                =========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (cont'd.)

         The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first six months of 2003 and 2002 (rates on tax equivalent basis):

                                                                       Six Months Ended June 30,
                                               -----------------------------------------------------------------------
                                                             2003                                 2002
                                               ----------------------------------  -----------------------------------
                                                Average                 Average     Average                  Average
                                                Balances     Interest  Yield/Rate   Balances     Interest   Yield/Rate
                                               ---------    ---------  ----------  ---------     ---------  ----------
                                                                      (Dollars in Thousands)
Earning Assets:
     Federal Funds Sold & Due From Time        $   6,517     $      37    1.14%    $  10,056     $      91    1.82%
     Investment Securities (Taxable)             163,042         3,310    4.09%      144,236         3,510    4.91%
     Investment Securities (Tax-exempt)            5,049           142    5.69%        1,929            56    5.89%
     Loans, Net of Unearned Discount(1)          487,985        15,377    6.35%      454,498        15,596    6.92%
                                               ---------     ---------    ----     ---------     ---------    ----
        Total Earning Assets                     662,593        18,866    5.74%      610,719        19,253    6.36%
                                                             ---------                           ---------
Non-interest Earning Assets:
     Cash and Due From Banks                      26,810                              24,950
     Other Assets                                 21,667                              18,902
     Allowance for Loan Losses                    (7,190)                             (6,318)
                                               ---------                           ---------
        Total Assets                           $ 703,880                           $ 648,253
                                               =========                           =========

Interest-Bearing Liabilities:
     Interest-Bearing Transaction
        Accounts and Money Market Funds        $ 184,956         1,033    1.13%    $ 176,683         1,226    1.40%
     Savings                                     115,407           807    1.41%      109,339           982    1.81%
     Certificates of Deposit under $100,000
        and IRA's                                 63,013           827    2.65%       62,900         1,057    3.39%
     Certificates of Deposit
        $100,000 or more                          56,724           770    2.74%       45,110           769    3.44%
     Other Time                                      316             4    2.22%          363             7    3.58%
     Other Borrowings                             48,442           309    1.29%       36,089           290    1.62%
                                               ---------     ---------    ----     ---------     ---------    ----
        Total Interest-Bearing Liabilities       468,858         3,750    1.61%      430,484         4,331    2.03%
                                                             ---------                           ---------
Non-interest Bearing Liabilities:
     Demand Deposits                             165,151                             152,415
     Other Liabilities                             2,871                               3,315
     Shareholders' Equity                         67,000                              62,039
                                               ---------                           ---------
        Total Liabilities and
          Shareholders' Equity                 $ 703,880                           $ 648,253
                                               =========                           =========
Net Interest Income and Margin
   (Tax-equivalent Basis)(2)                                 $  15,116    4.60%                  $  14,922    4.93%
                                                             =========                           =========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.

(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Net Interest Income

      Net interest income (tax equivalent) for the second quarter of 2003 was $7,647,000 which represented an increase of $159,000 or 2.1%, over the second quarter of 2002. In this same period, total interest income decreased $106,000 or 1.1% while total interest expense decreased $265,000 or 12.1% and reflects a 51 basis point decrease in the average national prime rate for loans in the second quarter of 2003 versus the second quarter of 2002. Although average loans and deposits for the second quarter of 2003 have grown 8.0% and 7.9%, respectively, over the same period in 2002, the current low interest rate environment and related interest rate compression have not allowed net interest income and net income to fully reflect this growth.

      The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended June 30, 2003 and 2002:

                                                       ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                 (Dollars in Thousands)

                                           2nd Qtr. 2003 vs. 2nd Qtr. 2002      Six Months 2003 vs. Six Months 2002
                                                   Increase (Decrease)                  Increase (Decrease)
                                                   Due to Changes in:                    Due to Changes in:
                                          ---------------------------------      ---------------------------------
                                          Volume         Rate        Total       Volume         Rate        Total
                                          -------      -------      -------      -------      -------      -------
Interest Earning Assets:
   Federal Funds Sold                     $   (21)     $   (18)     $   (39)     $   (32)     $   (22)     $   (54)
   Investment Securities (Taxable)            267         (330)         (63)         458         (658)        (200)
   Investment Securities (Tax-exempt)          46           (3)          43           91           (5)          86
   Loans, Net of Unearned Discount            635         (682)         (47)       1,149       (1,368)        (219)
                                          -------      -------      -------      -------      -------      -------
   Total Interest Income                      927       (1,033)        (106)       1,666       (2,053)        (387)
                                          -------      -------      -------      -------      -------      -------
Interest-Bearing Liabilities:
   Deposits                                   176         (439)        (263)         294         (894)        (600)
   Other Borrowings                            55          (57)          (2)          99          (80)          19
                                          -------      -------      -------      -------      -------      -------
   Total Interest Expense                     231         (496)        (265)         393         (974)        (581)
                                          -------      -------      -------      -------      -------      -------
Net Interest Income                       $   696      $  (537)     $   159      $ 1,273      $(1,079)     $   194
                                          =======      =======      =======      =======      =======      =======

Allowance for Loan Losses and Non-Performing Assets

      The Corporation's allowance for loan losses was $7,412,000, or 1.48% of total loans, as of June 30, 2003 compared to $6,394,000, or 1.37% of total loans, as of June 30, 2002.

      Transactions in the provision for loan losses are summarized as follows (in thousands):

                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                 --------------------      --------------------
                                   2003         2002         2003         2002
                                 -------      -------      -------      -------
Balance, Beginning of Period     $ 7,365      $ 6,534      $ 6,706      $ 6,015
Provisions, Charged to Income        240          470          540        1,015
Loans Charged-Off                   (272)        (650)        (352)        (692)
Recoveries of Loans Previously
   Charged-Off                        79           40          518           56
                                 -------      -------      -------      -------
     Net Loans (Charged-Off)
        Recovered                   (193)        (610)         166         (636)
                                 -------      -------      -------      -------
Balance, End of Period           $ 7,412      $ 6,394      $ 7,412      $ 6,394
                                 =======      =======      =======      =======

      For the six months ended June 30, 2003 and 2002, net (recoveries) charge-offs were (.03)% and .14% of loans, respectively, not annualized.

The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

                                           June 30,    March 31,  December 31,  September 30,   June 30,
                                             2003        2003        2002           2002          2002
                                            ------      ------      ------         ------        ------
Non-Accrual Loans                           $1,458       2,226      $2,135          4,635        $3,870
Renegotiated Loans                             -0-         -0-         -0-            -0-           -0-
Other Real Estate Owned and
   Other Foreclosed Assets                     125         125       1,268            288            56
                                            ------      ------      ------         ------        ------
     Total Non-Performing Assets            $1,583       2,351      $3,403          4,923        $3,926
                                            ======      ======      ======         ======        ======
As a Percent of:
     Total Assets                             0.21%       0.34%       0.49%          0.72%         0.58%
     Total Loans and Other Real Estate/
        Foreclosed Assets                     0.32%       0.48%       0.72%          1.04%         0.84%
Loans Past Due 90 days or
     More and Still Accruing                $   14      $   80      $   16         $   37        $   13

      Non-accrual loans to total loans were .29% at June 30, 2003 and non-performing assets were .32% of loans and other real estate owned/foreclosed assets at the same date.

      As of June 30, 2003, non-accrual loans were comprised of $865,000 in commercial loans, $418,000 in real estate mortgage loans and $175,000 in consumer loans. During the quarter ended June 30, 2003, payments of just less than $700,000 were collected on non-accrual loans but an additional $190,000 of loans were placed on non-accrual.

      As of June 30, 2003, there was no other real estate owned. However, the Company has $125,000 in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet, which represents several motor vehicles. These assets are in process of liquidation, however the process is expected to take several months. The cost of liquidation will be recorded as a current period expense.

      The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                              June 30,     March 31,  December 31,  September 30,  June 30,
                                2003         2003         2002          2002         2002
                              -------      -------      -------       -------      -------
Non-Performing Loans          $ 1,458      $ 2,226      $ 2,135       $ 4,635      $ 3,870
Criticized Loans               26,917       23,061       23,067        22,284       25,398
Allowance for Loan Losses       7,412        7,365        6,706         6,334        6,394
Allowance for Loan Losses
   as a Percent of:
     Non-Performing Loans         508%         331%         314%          137%         165%
     Criticized Loans              28%          32%          29%           28%          25%

      Loans are graded on a system similar to that used by the banking industry regulators. The first level of criticized loans is "Other Assets Especially Mentioned" (OAEM). These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank's credit position at some future date. The second level is "Substandard," which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower. The last level of criticized loans, before they are charged off, is "Doubtful." Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable. In addition to the above grading system, the Corporation maintains a separate "watch list" which further aids the Corporation in monitoring loan quality. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the account have weakened to a point where more frequent monitoring is warranted.

      Criticized loans, loans classified as OAEM, Substandard or Doubtful as noted above, have increased in the past year. A significant portion of this increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 to assist in monitoring loan quality. The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible. Management is not aware of any potential loan problems, that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

Non-Interest Income

      The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

      The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                        -----------------------------    -----------------------------
                                         2003       2002     % Change     2003       2002     % Change
                                        ------     ------    --------    ------     ------    --------
Service Charges on Deposit Accounts     $  890     $  723      23.1%     $1,649     $1,368      20.5%
Gain on Sale of Securities                  12          2        --          12          2        --
Non-recurring Income                        42        -0-        --          42         51     (17.6)
Other Non-interest Income                  654        607       7.7       1,243      1,161       7.1
                                        ------     ------      ----      ------     ------      ----
   Total Non-interest Income            $1,598     $1,332      20.0%     $2,946     $2,582      14.1%
                                        ======     ======      ====      ======     ======      ====

      The increase in other non-interest income in the second quarter of 2003 as compared to the same quarter last year is primarily due to increases in mortgage brokerage/origination fees, investment services fees and ATM/debit card service fees.

Non-interest Expense

      Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

      The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                     --------------------------------      ----------------------------------
                                       2003         2002     % Change         2003          2002     % Change
                                     --------     --------   --------       --------      --------   --------
Salaries & Employee Benefits            3,090     $  2,873       7.6%      $  5,995      $  5,740       4.4%
Occupancy Expense - Net                   395          318      24.2            688           570      20.7
Furniture and Equipment Expense           447          368      21.5            876           772      13.5
Other Real Estate and Foreclosed
   Asset Expense - Net                      2           39     (94.9)           (13)          108     (112.0)
Other Expenses:
   Business Development                   275          225      22.2            448           393      14.0
   Insurance - Other                       64           44      45.5            124            77      61.0
   Legal & Professional Fees              162          168      (3.6)           330           341      (3.2)
   Item Processing                        187           65     187.7            357           139     156.8
   Taxes - Other                           16           22     (27.3)            27            36     (25.0)
   Postage & Courier                       93           85       9.4            179           172       4.1
   Printing & Supplies                     99           77      28.6            205           157      30.6
   Regulatory Fees & Assessments           62           61       1.6            124           119       4.2
   Other Operating Expenses               354          336       5.4            703           700       0.4
                                     --------     --------     -----       --------      --------     -----
     Total Other Expenses               1,312        1,083      21.1          2,497         2,134      17.0
                                     --------     --------     -----       --------      --------     -----
     Total Non-interest Expense         5,246     $  4,681      12.1%      $ 10,043      $  9,324       7.7%
                                     ========     ========     =====       ========      ========     =====

      Total non-interest expense increased 12.1% in the second quarter of 2003 over 2002, reflecting increases in salaries and benefits, occupancy and equipment, item processing, business development and supplies expenses. As a percent of average assets, non-interest expenses were 2.93% in the second quarter of 2003 (annualized) and 2.86% in the same period of 2002. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 56.74% for the second quarter of 2003 compared to 53.07% for the second quarter of 2002. The efficiency ratio is higher compared to the Corporation's historical percentages due to relatively lower net interest income due to the rate compression caused by the lower interest rate environment.

      The increase in salaries and benefits is due to salary merit raises, additions to staff and an increase in the cost of employee insurance. The additions to staff have included additions in the technology and operations areas along with the addition of several lending officers who were previously employed by a competing community bank that had been acquired by a large regional bank.

      The increase in occupancy expense, equipment expense and supplies expense are primarily associated with the openings of two new branch facilities in the first six months of 2003 along with the move into a new facility to consolidate several back office functions including operations, credit and administration. In addition, equipment expenses and item processing expenses have also increased due to the core system conversion the Corporation experienced in the fourth quarter of 2002.

      Item processing expenses in 2003 have increased over the prior year as a result of outsourcing the proof and statement rendering functions at the time of the core system conversion mentioned above.

      Business development expenses have increased in 2003 compared to 2002 primarily associated with the cost of promoting the two new locations.

Interest Rate Sensitivity

      Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

      The following table, commonly referred to as a "static GAP report," indicates the interest rate sensitivity position at June 30, 2003 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                             Total         Repriced
                                                   Matures or Reprices within:               Rate            After
                                            -----------------------------------------      Sensitive      1 Year or
                                             30 Days         31-180          181 to         One Year      Non-interest
                                             or Less          Days          One Year         or Less       Sensitive       Total
                                            ---------       ---------       ---------       ---------      ---------     ---------
Earning Assets:
     Loans                                  $ 248,540       $  35,602       $  43,071       $ 327,213      $ 172,827     $ 500,040
     Investment Securities                     13,349          22,152          35,622          71,123        107,118       178,241
     Federal Funds Sold and
          Due From Time                        14,975             -0-             -0-          14,975            -0-        14,975
                                            ---------       ---------       ---------       ---------      ---------     ---------
        Total Earning Assets                  276,864          57,754          78,693         413,311        279,945       693,256
                                            ---------       ---------       ---------       ---------      ---------     ---------
Interest Bearing Liabilities:
     Interest-Bearing Transaction
          Accounts and Savings                309,606             -0-             -0-         309,606            -0-       309,606
     Certificate of Deposits under
          $100,000 and IRA's                    5,557          19,618          16,898          42,073         22,210        64,283
     Certificate of Deposits > $100,000         5,731          17,657          15,352          38,740         22,514        61,254
     Short Term Borrowings                     38,627           7,000           5,000          50,627          5,000        55,627
                                            ---------       ---------       ---------       ---------      ---------     ---------
        Total Interest Bearing
          Liabilities                         359,521          44,275          37,250         441,046         49,724       490,770
                                            ---------       ---------       ---------       ---------      ---------     ---------
Interest Sensitivity
   GAP                                      $ (82,657)      $  13,479       $  41,443       $ (27,735)     $ 230,221     $ 202,486
                                            =========       =========       =========       =========      =========     =========

Cumulative GAP                              $ (82,657)      $ (69,178)      $ (27,735)
                                            =========       =========       =========
Cumulative GAP to
   Total Earning Assets                        (11.92%)         (9.98%)         (4.00%)
Cumulative GAP to
   Total Assets                                (11.19%)         (9.36%)         (3.75%)

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

      As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static GAP report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (3.75%) was reversed to a positive 22.91% "beta adjusted" GAP position.

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

      Based on simulation analysis of the interest rate sensitivity inherent in the Corporation's net interest income and market value of equity, as of June 30, 2003 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Corporation is somewhat asset sensitive. The analysis indicates an instantaneous 100 basis point move upward in interest rates would increase net interest income by 6.1% and increase the market value of equity by 5.4%. These sensitivities are all within the threshold set by the Corporation's Asset/Liability Management Committee. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast to the actual effect of a change in market interest rates on the Corporation. The market value sensitivity analysis presented includes assumptions that the composition of the Corporation's interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market interest rates will have on the Corporation.

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

      The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At June 30, 2003, the Corporation's Tier I capital represented 12.09% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 13.35% of risk weighted assets. Both ratios are well above current regulatory guidelines.

      Also, as of June 30, 2003, the Corporation and the Bank met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

      The Corporation and the Bank's regulatory capital positions as of June 30, 2003, were as follows (dollars in thousands):

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                   Actual           Adequacy Purposes     Action Provisions
                                              ----------------      ------------------     ---------------
                                              Amount     Ratio      Amount       Ratio     Amount    Ratio
                                              ------     -----      -------      -----      ------    -----
CONSOLIDATED:
As of June 30, 2003
Total Capital (to Risk Weighted Assets)       72,161     13.35%     $43,254      8.00%
Tier I Capital (to Risk Weighted Assets)      65,394     12.09%      21,627      4.00%
Tier I Capital (to Average Assets)            65,394      8.85%      22,167      3.00%

SUMMIT BANK, N.A.:
As of June 30, 2003
Total Capital (to Risk Weighted Assets)       71,638     13.25%     $43,252      8.00%      54,066     10.00%
Tier I Capital (to Risk Weighted Assets)      64,871     12.00%      21,626      4.00%      32,439      6.00%
Tier I Capital (to Average Assets)            64,871      8.78%      22,167      3.00%      36,944      5.00%

Critical Accounting Policies

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

      The Corporation follows financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The more significant of these policies are summarized in Note 1, Summary of Significant Accounting Policies, on page 9. Not all these significant accounting policies require management to make difficult, subjective or complex judgments. However, the policies noted below could be deemed to meet the SEC's definition of critical accounting policies.

      Management considers the policies related to the allowance for possible loan losses as the most critical to the financial statement presentation. The total allowance for possible loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." The allowance for possible loan losses is established through a provision for possible loan losses charged to current operations. The amount maintained in the allowance reflects management's continuing assessment of the potential losses inherent in the portfolio based on evaluations of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Certain non-homogenous loans are accounted for under the provisions of SFAS No. 114. This standard requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. In these situations a reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Income on impaired loans is recognized based on the collectibility of the principle amount. See "Loans and Allowance for Loan Losses" beginning of page 9 for further discussion of the risk factors considered by management.

Forward-Looking Statements

      Certain statements contained in this document, which are not historical in nature, including statements regarding the Corporation's and/or management's intentions, strategies, beliefs, expectations, representations, plans, projections, or predictions of the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions for forward-looking statements contained in such Act. We are including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements are made based on assumptions involving certain known and unknown risks and uncertainties, many of which are beyond the Corporation's control, and other important factors that could cause actual results, performance or achievements to differ materially from the expectations expressed or implied by such forward-looking statements. These risk factors and uncertainties are listed from time to time in the Corporation's filings with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      There have been no material changes in market risks faced by the Corporation since December 31, 2002. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation's Annual Report on Form 10-K as of and for the year ended December 31, 2002, and in particular, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity."

Item 4. Controls and Procedures

      Evaluation of disclosures controls and procedures - Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on this evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported to the Corporation's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Changes in internal controls - Subsequent to the date of their evaluation, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure and control procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Change in Securities

      Not applicable

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      At the Corporation's annual shareholders' meeting, held on April 15, 2003, the shareholders of the Corporation:

            o ratified the appointment by the Board of Directors of Stovall, Grandey & Whatley as independent auditors of the Corporation for its fiscal year ending December 31, 2003. The shareholder vote in this matter was 4,801,491 for, 8,000 against, and 14,940 abstaining.

            o elected the Board of Directors, consisting of ten (10) persons. The following directors, constituting the entire Board of Directors, were elected:

                                            For          Against         Abstain
                                         ---------       -------         -------
Elliott S. Garsek                        4,235,562         -0-           588,869
Ronald J. Goldman                        4,777,631         -0-            46,800
F.S. Gunn                                4,275,812         -0-           548,619
Robert L. Herchert                       4,780,631         -0-            43,800
Jay J. Lesok                             4,782,131         -0-            42,300
William W. Meadows                       3,973,274         -0-           851,157
James L. Murray                          4,769,381         -0-            55,050
Philip E. Norwood                        4,767,461         -0-            56,970
Byron B. Searcy                          4,770,631         -0-            53,800
Roderick D. Stepp                        4,824,431         -0-               -0-

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            11    Computation of Earnings Per Common Share

            99.1 Certification of Chief Executive Officer of Summit Bancshares, Inc.

            99.2 Certification of Chief Financial Officer of Summit Bancshares, Inc.

      (b) On July 15, 2003, a report of Form 8-K was filed reporting the press release of July 14, 2003, as Summit Bancshares, Inc. announced the results of operations and financial condition for the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BANCSHARES, INC.
                                             Registrant


Date: 07-25-03                           By: /s/ Philip E. Norwood
     ------------------------------         ------------------------------------
                                         Philip E. Norwood, Chairman & President


Date: 07-25-03                           By: /s/ Bob G. Scott
     ------------------------------         ------------------------------------
                                         Bob G. Scott, Executive Vice President
                                         and Chief Operating Officer
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                 Page No.

 11            Computation of Earnings Per Common Share                    34