Form 10-Q
period 2003-09-30
SUMMIT BANCSHARES INC /TX/
filed 2003-11-12
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2003; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition period from _______ to _________.

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

                                    No Change
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock, $1.25 par value, outstanding at September 30, 2003 was 6,164,929 shares.

                         SUMMIT BANCSHARES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2003
        and 2002 and at December 31, 2002                                  4

        Consolidated Statements of Income for the
        Nine Months Ended September 30, 2003 and 2002
        and for the Year Ended December 31, 2002                           5

        Consolidated Statements of Income for the Three
        Months Ended September 30, 2003 and 2002                           6

        Consolidated Statements of Changes in Shareholders'
        Equity for the Nine Months Ended September 30, 2003 and
        2002 and for the Year Ended December 31, 2002                      7

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2003 and 2002 and for the
        Year Ended December 31, 2002                                       8

        Notes to Consolidated Financial Statements for the Nine
        Months Ended September 30, 2003 and 2002 and for the
        Year Ended December 31, 2002                                      9-20

The September 30, 2003 and 2002 and the December 31, 2002 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations for the Nine Months
        Ended September 30, 2003 and 2002                              21-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk        30

Item 4. Controls and Procedures                                           30

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

Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)            (Unaudited)
                                                                             September 30,           December 31,
                                                                         2003             2002           2002
                                                                     -----------    -------------    ------------
ASSETS                                                                              (In Thousands)
CASH AND DUE FROM BANKS - NOTE 1                                     $   32,076     $     25,781       $  28,903
FEDERAL FUNDS SOLD & DUE FROM TIME                                          724              114             262
INVESTMENT SECURITIES - NOTE 2
  Securities Available-for-Sale, at fair value                          210,048          168,250         173,512
LOANS - NOTES 3, 11 AND 17
  Loans, Net of Unearned Discount                                       517,994          474,401         469,145
    Allowance for Loan Losses                                            (7,483)          (6,334)         (6,706)
                                                                     -----------    -------------    ------------
      LOANS, NET                                                        510,511          468,067         462,439
PREMISES AND EQUIPMENT - NOTE 4                                          13,237           10,011          11,486
ACCRUED INCOME RECEIVABLE                                                 3,626            3,755           3,978
OTHER REAL ESTATE - NOTE 5                                                  -0-              250           1,142
OTHER ASSETS                                                              7,336            6,377           6,011
                                                                     -----------    -------------    ------------
      TOTAL ASSETS                                                   $  777,558     $    682,605     $   687,733
                                                                     ===========    =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS - NOTE 6
  Noninterest-Bearing Demand                                         $  180,765     $    157,519     $   167,745
  Interest-Bearing                                                      456,706          413,391         414,204
                                                                     -----------    -------------    ------------

      TOTAL DEPOSITS                                                    637,471          570,910         581,949

SHORT TERM BORROWINGS - NOTE 7                                           69,230           43,871          37,255
ACCRUED INTEREST PAYABLE                                                    326              372             354
OTHER LIABILITIES                                                         2,519            2,679           3,237
                                                                     -----------    -------------    ------------
      TOTAL LIABILITIES                                                 709,546          617,832         622,795
                                                                     -----------    -------------    ------------

COMMITMENTS AND CONTINGENCIES - NOTES 12, 14, 16 AND 18

SHAREHOLDERS' EQUITY - NOTES 13, 15 AND 19
 Common Stock - $1.25 Par Value; 20,000,000 shares authorized;
   6,164,929, 6,274,664 and 6,158,542 shares issued
   and outstanding at September 30, 2003 and 2002 and at
   December 31, 2002, respectively                                        7,706            7,843           7,698
 Capital Surplus                                                          7,345            7,056           7,122
 Retained Earnings                                                       51,956           48,704          47,660
 Accumulated Other Comprehensive Income - Unrealized Gain
  on Available-for-Sale Investment Securities, Net of Tax                 1,156            2,483           2,861
 Treasury Stock at Cost (6,250, 60,322 and 20,000 shares at
  September 30, 2003 and 2002 and at December 31, 2002, respectively)
  respectively)                                                            (151)          (1,313)           (403)
                                                                     -----------    -------------    ------------
          TOTAL SHAREHOLDERS' EQUITY                                     68,012           64,733          64,938
                                                                     -----------    -------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  777,558      $   682,605     $   687,733
                                                                     ===========    =============    ============

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                             (Unaudited)
                                                                       For the Nine Months Ended     (Unaudited)
                                                                             September 30,           Year Ended
                                                                     ---------------------------     December 31,
                                                                        2003             2002           2002
                                                                     -----------    -------------    ------------
                                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME
 Interest and Fees on Loans                                          $   23,111      $    23,528     $    31,283
 Interest and Dividends on Investment Securities:
  Taxable                                                                 5,175            5,284           7,046
  Exempt from Federal Income Taxes                                          147               71             116
 Interest on Federal Funds Sold and Due From Time                            74              171             212
                                                                     -----------    -------------    ------------
          TOTAL INTEREST INCOME                                          28,507           29,054          38,657
                                                                     -----------    -------------    ------------

INTEREST EXPENSE
 Interest on Deposits                                                     5,166            6,065           7,881
 Interest on Short Term Borrowings                                          418              466             624
 Interest on Note Payable                                                   -0-              -0-               7
                                                                     -----------    -------------    ------------

          TOTAL INTEREST EXPENSE                                          5,584            6,531           8,512
                                                                     -----------    -------------    ------------

          NET INTEREST INCOME                                            22,923           22,523          30,145

LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                    586            2,365           3,140
                                                                     -----------    -------------    ------------

          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                      22,337           20,158          27,005
                                                                     -----------    -------------    ------------

NON-INTEREST INCOME
 Service Charges and Fees on Deposits                                     2,562            2,161           2,934
 Gain on Sale of Investment Securities                                      101              165             165
 Other Income                                                             1,865            1,786           2,368
                                                                     -----------    -------------    ------------

          TOTAL NON-INTEREST INCOME                                       4,528            4,112           5,467
                                                                     -----------    -------------    ------------

NON-INTEREST EXPENSE
 Salaries and Employee Benefits - NOTE 14                                 9,332            8,508          11,078
 Occupancy Expense - Net                                                  1,260              855           1,136
 Furniture and Equipment Expense                                          1,368            1,160           1,577
 Other Real Estate Owned and Foreclosed Asset Expense - Net                  15              148             234
 Other Expense - NOTE 9                                                   3,724            2,868           4,284
                                                                     -----------    -------------    ------------

          TOTAL NON-INTEREST EXPENSE                                     15,699           13,539          18,309
                                                                     -----------    -------------    ------------

          INCOME BEFORE INCOME TAXES                                     11,166           10,731          14,163

APPLICABLE INCOME TAXES - NOTE 10                                         3,801            3,679           4,846
                                                                     -----------    -------------    ------------

          NET INCOME                                                 $    7,365       $    7,052     $     9,317
                                                                     ===========    =============    ============

          NET INCOME PER SHARE - NOTE 15
            Basic                                                    $     1.19       $     1.13     $      1.50
            Diluted                                                        1.17             1.10            1.46

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                              (Unaudited)
                                                                                      For the Three Months Ended
                                                                                             September 30,
                                                                                      ---------------------------
                                                                                         2003             2002
                                                                                      -----------      ----------
                                                                                (In Thousands, Except Per Share Data)
INTEREST INCOME
  Interest and Fees on Loans                                                          $    7,754        $  7,951
  Interest and Dividends on Investment Securities:
    Taxable                                                                                1,865           1,774
    Exempt from Federal Income Taxes                                                          53              34
  Interest on Federal Funds Sold and Due From Time                                            37              80
                                                                                      -----------      ----------
TOTAL INTEREST INCOME                                                                      9,709           9,839
                                                                                      -----------      ----------
INTEREST EXPENSE
  Interest on Deposits                                                                     1,725           2,024
  Interest on Short Term Borrowings                                                          109             176
                                                                                      -----------      ----------

      TOTAL INTEREST EXPENSE                                                               1,834           2,200
                                                                                      -----------      ----------
      NET INTEREST INCOME                                                                  7,875           7,639
LESS: PROVISION FOR LOAN LOSSES - NOTE 3                                                      46           1,350
                                                                                      -----------      ----------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                                            7,829           6,289
                                                                                      -----------      ----------
NON-INTEREST INCOME
  Service Charges and Fees on Deposits                                                       914             793
  Gain on Sale of Investment Securities                                                       89             163
  Other Income                                                                               580             574
                                                                                      -----------      ----------
      TOTAL NON-INTEREST INCOME                                                            1,583           1,530
                                                                                      -----------      ----------
NON-INTEREST EXPENSE
  Salaries and Employee Benefits - NOTE 14                                                 3,336           2,768
  Occupancy Expense - Net                                                                    571             285
  Furniture and Equipment Expense                                                            493             388
  Other Real Estate Owned and Foreclosed Asset Expense - Net                                  28              40
  Other Expense                                                                            1,228             734
                                                                                      -----------      ----------
      TOTAL NON-INTEREST EXPENSE                                                           5,656           4,215
                                                                                      -----------      ----------
      INCOME BEFORE INCOME TAXES                                                           3,756           3,604
APPLICABLE INCOME TAXES - NOTE 10                                                          1,281           1,232
                                                                                      -----------      ----------
      NET INCOME                                                                      $    2,475        $  2,372
                                                                                      ===========      ==========
      NET INCOME PER SHARE - NOTE 15
        Basic                                                                         $     0.40        $   0.38
        Diluted                                                                             0.39            0.37

The accompanying Notes should be read with these financial statements.

                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (Unaudited)


                                                                         Accumulated
                                                                            Other
                                                                         Comprehensive
                                                                         Income - Net
                                                                        Unrealized Gain              Total
                                       Common Stock                           on                     Share-
                                  -------------------   Capital  Retained  Investment  Treasury     Holder's
                                   Shares      Amount   Surplus  Earnings  Securities   Stock       Equity
--------------------------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2002        6,262,961   $ 7,829  $  6,865  $ 44,166  $   1,694   $   (18)   $  60,536
Stock Options Exercised              25,325        31       191                                         222
Purchases of Stock Held
 in Treasury                                                                            (1,574)      (1,574)
Retirement of Stock Held
 in Treasury                        (13,622)      (17)               (262)                 279          -0-
Cash Dividend - .36 Per Share                                      (2,252)                           (2,252)
Net Income for the
 Nine Months Ended
 September 30, 2002                                                 7,052                             7,052
Securities Available-
 for-Sale Adjustment                                                             789                    789
                                                                                                 -----------
  Total Comprehensive
   Income - NOTE 22                                                                                   7,841
                                  ---------- --------- --------- --------- ---------- ---------  -----------
Balance at September 30, 2002     6,274,664     7,843     7,056    48,704      2,483    (1,313)      64,773
Stock Options Exercised              14,200        18        66                                          84
Purchases of Stock Held
 in Treasury                                                                            (1,828)      (1,828)
Retirement of Stock Held
 in Treasury                       (130,322)     (163)             (2,575)               2,738          -0-
Cash Dividend - .12 Per Share                                        (734)                             (734)
Net Income for the
 Three Months Ended
 December 31, 2002                                                  2,265                             2,265
Securities Available-
 for-Sale Adjustment                                                             378                    378
                                                                                                 -----------
  Total Comprehensive
   Income - NOTE 22                                                                                   2,643
                                  ---------- --------- --------- --------- ---------- ---------  -----------
Balance at December 31, 2002      6,158,542     7,698     7,122    47,660      2,861      (403)      64,938
Stock Options Exercised              45,575        57       223                                         280
Purchases of Stock Held
 in Treasury                                                                              (523)        (523)
Retirement of Stock Held
 in Treasury                        (39,188)      (49)               (726)                 775          -0-
Cash Dividend - .38 Per Share                                      (2,343)                           (2,343)
Net Income for the
  Nine Months Ended
  September 30, 2003                                                7,365                             7,365
Securities Available-
 for-Sale Adjustment                                                          (1,705)                (1,705)
                                                                                                 -----------
  Total Comprehensive
   Income - NOTE 22                                                                                   5,660
                                  ---------- --------- --------- --------- ---------- ---------  -----------
Balance at September 30, 2003     6,164,929  $  7,706  $  7,345  $ 51,956   $  1,156   $  (151)   $  68,012
                                  ========== ========= ========= ========= ========== =========  ===========

The accompanying Notes should be read with these financial statements.


                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                              (Unaudited)
                                                                      For the Nine Months Ended        (Unaudited)
                                                                              September 30,             Year Ended
                                                                    -----------------------------       December 31,
                                                                         2003             2002             2002
                                                                    -------------   -------------     --------------
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                          $     7,365      $    7,052      $    9,317
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                                              997             817           1,094
  Net Premium Amortization of Investment Securities                        1,117             681           1,026
  Provision for Loan Losses                                                  586           2,365           3,140
  Deferred Income Taxes Benefit                                             (108)           (168)            (62)
  Net Gain on Sale of Investment Securities                                 (101)           (165)           (165)
  Net Gain From Sale of Other Real Estate                                    -0-             (17)           (358)
  Net Loss (Gain) From Sale of Other Foreclosed Assets                        10            (319)            -0-
  Net (Gain) Loss From Sale of Premises and Equipment                        (46)             11               1
  Net (Increase) Decrease in Accrued Income and Other Assets                (139)            694             632
  Net (Decrease) Increase in Accrued Expenses
   and Other Liabilities                                                    (718)           (200)            340
                                                                    -------------   -------------     --------------

   Total Adjustments                                                       1,598           3,699           5,648
                                                                    -------------   -------------     --------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                               8,963          10,751          14,965
                                                                    -------------   -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in Fed Funds Sold and Due From Time                (462)          2,170           2,022
 Proceeds from Matured and Prepaid Investment Securities
  - Available-for-Sale                                                    40,189          40,307          51,818
Proceeds from Sales of Investment Securities                             104,928         143,444         143,444
Purchase of Investment Securitie
  - Available-for-Sale                                                  (185,253)       (191,187)       (207,732)
Loans Originated and Principal Repayments, Net                           (49,224)        (46,481)        (42,962)
Recoveries of Loans Previously Charged-Off                                   567             138             372
Proceeds from Sale of Premises and Equipment                                 278              31              31
Proceeds from Sale of Other Real Estate & Repossessed Assets               1,257           1,150           1,293
Purchases of Premises and Equipment                                       (2,981)         (2,728)         (4,479)
                                                                    -------------   -------------     --------------

   NET CASH USED BY INVESTING ACTIVITIES                                 (90,701)        (53,156)        (56,193)
                                                                    -------------   -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase in Demand Deposits, Savings
  Accounts and Interest Bearing Transaction Accounts                      47,052          26,547          34,838
 Net Increase in Certificates of Deposit                                   8,470             560           3,308
 Net Increase in Short Term Borrowings                                    31,975          15,505           8,889
 Payments of Cash Dividends                                               (2,343)         (2,252)         (2,986)
 Proceeds from Stock Options Exercised                                       280             222             306
 Purchase of Treasury Stock                                                 (523)         (1,574)         (3,402)
                                                                    -------------   -------------     --------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                              84,911          39,008          40,953
                                                                    -------------   -------------     --------------

 NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        3,173          (3,397)           (275)

 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                           28,903          29,178          29,178
                                                                    -------------   -------------     --------------

 CASH AND DUE FROM BANKS AT END OF PERIOD                             $   32,076      $   25,781      $   28,903
                                                                    =============   =============     ==============


 SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
  Interest Paid                                                       $    5,612      $    6,764      $    8,763
  Income Taxes Paid                                                        3,631           3,729           4,762
  Other Real Estate Acquired and Other Assets
  Acquired in Settlement of Loans                                            -0-             -0-           1,579


The accompanying Notes should be read with these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
              AND FOR THE YEAR ENDED DECEMBER 31, 2002 (UNAUDITED)

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

Cash and Due From Banks
-----------------------

     The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first nine months of 2003, the average cash balance maintained at the Federal Reserve Bank was $2,083,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $19,702,000 during the same period.

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

     The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market. In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification. In the periods reported for 2003 and 2002 the Corporation held no securities that would have been classified as held-to-maturity or trading securities.

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

Earnings Per Common and Common Equivalent Shares
------------------------------------------------

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

NOTE 1 - Summary of Significant Accounting Policies (cont'd.)
------

Stock Based Compensation
------------------------

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

Audited Financial Statements
----------------------------

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

NOTE 2 - Investment Securities
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):


                                                                           September 30, 2003
                                                        ------------------------------------------------------
                                                                         Gross        Gross
                                                          Amortized    Unrealized    Unrealized     Fair
                                                            Cost          Gains        Losses       Value
                                                        -----------    ----------    ----------   ------------
Investment Securities - Available-for-Sale
  U.S. Government Agencies
    and Corporations                                    $  135,192     $  2,509        $ (776)    $  136,925
  U.S. Government Agency Mortgage
    Backed Securities                                       60,396          148          (308)        60,236
  Obligations of States and Political Subdivisions           6,865          144           (47)         6,962
  Community Reinvestment Act Investment Fund                 3,000           82           -0-          3,082
  Federal Reserve and Federal Home Loan Bank Stock           2,843          -0-           -0-          2,843
                                                        -----------    ----------    ----------   ------------

     Total Available-for-Sale Securities                   208,296        2,883        (1,131)       210,048
                                                        -----------    ----------    ----------   ------------

        Total Investment Securities                     $  208,296     $  2,883      $ (1,131)    $  210,048
                                                        ===========    ==========    ==========   ===========

     All investment securities are carried on the consolidated balance sheet as of September 30, 2003 at fair value. The net unrealized gain of $1,752,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

     Included in the Other Securities category at September 30, 2003 is $2,523,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded as of September 30, 2003. As of September 30, 2003, the Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation's total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 2 - Investment Securities (cont'd.)
------

     A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

                                                                           September 30, 2002
                                                        ------------------------------------------------------
                                                                         Gross         Gross
                                                         Amortized     Unrealized    Unrealized      Fair
                                                            Cost         Gains         Losses        Value
                                                        -----------    ----------    ----------   ------------
Investment Securities - Available-for-Sale
 U.S. Treasury Securities                              $     4,000     $     47       $    -0-     $   4,047
 U.S. Government Agencies
  and Corporations                                         119,884        3,371            (71)      123,184
 U.S. Government Agency Mortgage
   Backed Securities                                        34,173          319            (13)       34,479
 Obligations of States and Political Subdivisions            4,789          113             (4)        4,898
 Federal Reserve and Federal Home Loan Bank Stock            1,642          -0-            -0-         1,642
                                                        -----------    ----------    ----------   ------------

   Total Available-for-Sale Securities                     164,488        3,850            (88)      168,250
                                                        -----------    ----------    ----------   ------------

     Total Investment Securities                       $   164,488     $  3,850       $    (88)    $ 168,250
                                                        ===========    ==========    ==========   ===========

     All investment securities are carried on the consolidated balance sheet as of September 30, 2002 at fair value. The net unrealized gain of $3,762,000 is included in the Available-for-Sale Investment Securities balance. The unrealized gain, net of tax, is included in Shareholders' Equity.

     Included in the Other Securities category at September 30, 2002 was $1,322,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment. No impairment losses were recorded as of September 30, 2002. At September 30, 2002, the Corporation was required to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB. The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Loans and Allowance for Loan Losses
------

     The book values of loans by major type follow (in thousands):

                                               September 30,
                                        -------------------------   December 31,
                                           2003           2002          2002
                                        -----------   -----------   ------------
Commercial                              $  211,616    $  197,346    $   195,120
Real Estate Mortgage - Commercial          142,317       131,874        130,755
Real Estate Mortgage - Residential          61,676        51,327         48,447
Real Estate Construction                    69,840        59,996         59,941
Loans to Individuals                        32,545        33,859         34,882
Less: Unearned Discount                        -0-           (1)            -0-
                                        -----------   -----------   ------------
                                           517,994       474,401        469,145
Allowance for Loan Losses                   (7,483)       (6,334)        (6,706)
                                        -----------   -----------   ------------

   Loans - Net                          $  510,511    $  468,067     $  462,439
                                        ===========   ===========   ============

NOTE 3 - Loans and Allowance for Loan Losses (cont'd.)
------

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                           Nine Months Ended
                                             September 30,          Year Ended
                                        -------------------------   December 31,
                                            2003          2002           2002
                                        -----------   -----------   ------------
Balance, Beginning of Period             $   6,706    $    6,015    $     6,015
Provisions, Charged to Income                  586         2,365          3,140
Loans Charged-Off                             (376)       (2,184)        (2,821)
Recoveries of Loans Previously
  Charged-Off                                  567           138            372
                                        -----------   -----------   ------------

     Net Loans Recovered (Charged-Off)         191        (2,046)        (2,449)
                                        -----------   -----------   ------------

Balance, End of Period                   $   7,483    $    6,334    $     6,706
                                        ===========   ===========   ============

     The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2003 and September 30, 2002 of $586,000 and $2,365,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1. For the year ended December 31, 2002, a provision of $3,140,000 was recorded.

     At September 30, 2003, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $549,000 (of which $549,000 were on non-accrual status). The related allowance for loan losses for these loans was $316,000. The average recorded investment in impaired loans during the nine months ended September 30, 2003 was approximately $1,610,000. For this period the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment
------

     The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

                                                         September 30,
                                                     ----------------------   December 31,
                                                         2003       2002         2002
                                                     ----------- ----------  -----------
Land                                                  $   2,212   $  2,317    $   2,317
Buildings and Improvements                               10,209      9,049        9,830
Furniture & Equipment                                    10,674      8,809        9,168
                                                     ----------- ----------  -----------
Total Cost                                               23,095     20,175       21,315
Less: Accumulated Amortization and Depreciation           9,858     10,164        9,829
                                                     ----------- ----------  -----------

   Net Book Value                                     $  13,237   $ 10,011   $   11,486
                                                     =========== =========   ===========

NOTE 5 - Other Real Estate
------

     The carrying value of other real estate is as follows (in thousands):

                                                        September 30
                                                     ----------------------   December 31,
                                                        2003        2002         2002
                                                     ----------- ----------  -----------
Other Real Estate                                     $     -0-  $    250    $     1,142
                                                     =========== =========   ===========

     There were no direct write-downs of other real estate charged to income for the nine months ended September 30, 2003 or June 30, 2002. There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2002.

     There were no Other Foreclosed Assets as of September 30, 2003. Included in Other Assets at September 30, 2002 was $38,000 of Other Foreclosed Assets. The 2002 assets were comprised of motor vehicles. There were no direct write-downs of these assets as of September 30, 2003 or for any period during 2002.

NOTE 6 - Deposits
------

     The book values of deposits by major type follow (in thousands):

                                                                       September 30,
                                                               --------------------------    December 31,
                                                                    2003           2002          2002
                                                               -----------    -----------   ------------
Noninterest-Bearing Demand Deposits                             $ 180,765      $  157,519    $  167,745
Interest-Bearing Deposits:
 Interest-Bearing Transaction
  Accounts and Money Market Funds                                 208,176         182,130       184,458
 Savings                                                          124,262         118,211       113,948
 Certificates of Deposits under $100,000 and IRA's                 62,722          64,222        63,432
 Certificates of Deposits $100,000 or more                         61,230          48,512        52,050
 Other                                                                316             316           316
                                                               -----------    -----------   ------------
   Total                                                          456,706         413,391       414,204
                                                               -----------    -----------   ------------
     Total Deposits                                             $ 637,471      $  570,910    $  581,949
                                                               ===========    ===========   ============

NOTE 7 - Short Term Borrowings

     Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows (in thousands):

                                                                     Nine Months Ended
                                                                       September 30,         Year Ended
                                                               --------------------------    December 31,
                                                                   2003           2002           2002
                                                               -----------    -----------   ------------
Securities Sold Under Repurchase Agreements:
  Average Balance                                               $  20,175      $   17,752    $   20,141
  Period-End Balance                                               27,030          23,571        22,955
  Maximum Month-End Balance During Period                          27,030          24,469        29,560
  Interest Rate:
    Average                                                          0.49%           0.91%         0.87%
    Period-End                                                       0.53%           1.11%         0.59%
Federal Home Loan Bank Advances:
  Average Balance                                               $  25,637      $   18,591    $   17,989
  Period-End Balance                                               27,000          14,300        14,300
  Maximum Month-End Balance During Period                          34,300          25,000        25,000
  Interest Rate:
    Average                                                          1.80%           2.34%         2.37%
    Period-End                                                       1.53%           2.75%         2.41%
Federal Funds Purchased:
  Average Balance                                               $   2,007      $    1,412    $    1,178
  Period-End Balance                                                7,200           6,000           -0-
  Maximum Month-End Balance During Period                           7,200           8,650         8,650
  Interest Rate:
    Average                                                          1.50%           2.03%         2.03%
    Period-End                                                       1.36%           2.21%         0.00%

     The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas which allows it to borrow on a collateralized basis at a fixed term. At September 30, 2003, $27,000,000 of borrowings was outstanding under the line of credit at an average rate of 1.51%, the last $5,000,000 of which matures in May 2005. In addition, at September 30, 2003, the Corporation has $8,000,000 borrowed under an arrangement to purchase an investment security which matures in October 2003.

NOTE 8 - Notes Payable
------

     On September 15, 2003, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate. The lines of credit are secured by stock of the Bank and mature on September 15, 2004, whereupon, if balances are outstanding, the lines convert to term notes having five year terms. The Corporation will not pay a fee for any unused portion of the lines. As of September 30, 2003, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense
------

     The significant components of other non-interest expense are as follows (in thousands):


                                                                    Nine Months Ended
                                                                       September 30,         Year Ended
                                                               --------------------------   December 31,
                                                                   2003            2002         2002
                                                               -----------    -----------   ------------

Business Development                                            $     594      $      600    $      797
Legal and Professional Fees                                           503             501           774
Printing and Supplies                                                 315             233           353
Regulatory Fees and Assessments                                       186             179           239
Other                                                               2,126           1,355         2,121
                                                               -----------    -----------   ------------
Total                                                               3,724      $    2,868    $    4,284
                                                               ===========    ===========   ============


NOTE 10 - Income Taxes
-------

           Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

                                                                       September 30,
                                                               --------------------------   December 31,
                                                                  2003              2002        2002
                                                               -----------    -----------   ------------
Current Tax Asset (Liability)                                   $      69      $      374    $      347
Net Deferred Tax Asset                                              1,879           1,195           893
                                                               -----------    -----------   ------------

Total Included in Other Assets                                  $   1,948      $    1,569    $    1,240
                                                               ===========    ===========   ============

     The net deferred tax asset at September 30, 2003 of $1,879,000 included $(595,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

     The components of income tax expense were as follows (in thousands):

                                                                   Nine Months Ended
                                                                      September 30,          Year Ended
                                                               --------------------------   December 31,
                                                                  2003              2002        2002
                                                               -----------    -----------   ------------
Federal Income Tax Expense:
Current                                                         $   3,909      $    3,847    $    4,908
Deferred (benefit)                                                   (108)           (168)          (62)
                                                               -----------    -----------   ------------
Total Federal Income Tax Expense                                $   3,801      $    3,679    $    4,846
                                                               ===========    ===========   ============

Effective Tax Rates                                                 34.00%          34.30%        34.20%

NOTE 10 - Income Taxes (cont'd.)
-------

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

                                                        Nine Months Ended
                                                          September 30,         Year Ended
                                                     ---------------------     December 31,
                                                       2003          2002          2002
                                                     -------       -------       -------
Federal Income Taxes at Statutory
  Rate of 34.3%                                      $ 3,830       $ 3,702       $ 4,858
Effect of Tax Exempt Interest Income                     (69)          (44)          (68)
Non-deductible Expenses                                   51            54            67
Other                                                    (11)          (33)          (11)
                                                     -------       -------       -------
Income Taxes Per Income Statement                    $ 3,801       $ 3,679       $ 4,846
                                                     =======       =======       =======

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

                                                              Nine Months Ended
                                                                September 30,           Year Ended
                                                            ---------------------      December 31,
                                                             2003           2002           2002
                                                            ------         ------         ------
Federal Deferred Tax Assets:
  Allowance for Loan Losses                                 $2,566         $2,134         $2,300
  Valuation Reserves - Other Real Estate                         2            -0-              2
  Interest on Non-accrual Loans                                171            242            273
  Deferred Compensation                                        542            585            552
                                                            ------         ------         ------

  Gross Federal Deferred Tax Assets                          3,281          2,961          3,127
                                                            ------         ------         ------

Federal Deferred Tax Liabilities:
  Depreciation and Amortization                                530            283            542
  Accretion                                                    203            174            182
  Unrealized Gains on Available-for-Sale Securities            595          1,279          1,474
  Other                                                         74             30             36
                                                            ------         ------         ------

  Gross Federal Deferred Tax Liabilities                     1,402          1,766          2,234
                                                            ------         ------         ------

    Net Deferred Tax Asset                                  $1,879         $1,195         $  893
                                                            ======         ======         ======

NOTE 11 - Related Party Transactions
-------

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

     At September 30, 2003, outstanding documentary and standby letters of credit totaled $5,196,000 and commitments to extend credit totaled $147,313,000.

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

     The following is a summary of transactions during the periods presented:

                                                           Shares Under Option
                                                ----------------------------------------
                                                 Nine Months Ended         Year Ended
                                                September 30, 2003     December 31, 2002
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
                                                     ========              ========

     Options outstanding at September 30, 2003 ranged in price from $3.00 to $24.81 per share with a weighted average exercise price of $13.18 and 292,699 shares exercisable. At September 30, 2003, there remained 333,250 shares reserved for future grants of options under the 1997 Plan.

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

                                                         Nine Months Ended         Year Ended
                                                        September 30, 2003     December 31, 2002
                                                        ------------------     -----------------
Net Income, as Reported                                       $7,365                 $9,317

Deduct: Total stock-based compensation expense
        determined under fair value based method
        for all awards, net of related tax effects              (104)                  (124)
                                                              ------                 ------

Pro Forma Net Income                                          $7,261                 $9,193
                                                              ======                 ======

Earnings Per Share:
  Basic - as Reported                                         $ 1.19                 $ 1.50
  Basic - Pro Forma                                             1.18                   1.48
  Diluted - as Reported                                         1.17                   1.46
  Diluted - Pro Forma                                           1.15                   1.44

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

     The amount expensed in support of the plan was $311,000 and $317,000 during the first nine months of 2003 and 2002, respectively, and $427,000 for the year 2002.

Supplemental Executive Retirement Plan
--------------------------------------

     In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits. For currently employed employees, the plan replaces the previous Management Security Plan. The current plan is a defined contribution plan. The expense charged to earnings for such future obligations was $158,000 for the first nine months of 2003 and $180,000 for the year 2002. There was no expense for the plan during the first nine months of 2002.

NOTE 14- Employee Benefit Plans (cont'd.)
-------

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

NOTE 15 - Earnings per Share
-------

     The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

                                               Nine Months Ended
                                                  September 30,                 Year Ended
                                          -----------------------------        December 31,
                                             2003               2002               2002
                                          ----------         ----------         ----------
Net income                                $    7,365         $    7,052         $    9,317
                                          ==========         ==========         ==========
Weighted average number of common
  shares used in Basic EPS                 6,162,702          6,252,288          6,224,028
Effect of dilutive stock options             146,798            179,614            171,533
                                          ----------         ----------         ----------
Weighted number of common shares
  and dilutive potential common
  stock used in Diluted EPS                6,309,500          6,431,902          6,395,561
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

     The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

                                                                                  September 30,
                                                                            -------------------------
                                                                              2003             2002
                                                                            --------         --------
Financial Instruments Whose Contract Amounts Represent Credit Risk:
  Loan Commitments Including Unfunded Lines of Credit                       $147,313         $133,198
  Standby Letters of Credit                                                    5,196            8,408

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

     In the nine months ended September 30, 2003, 25,438 shares were purchased by the Corporation through this and a similar repurchase plan through the open market.

NOTE 20 - Subsequent Event
-------

     On October 21, 2003, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on November 15, 2003 to shareholders of record on November 1, 2003.

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

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                                            September 30,
                                                   ------------------------------------------------------------------
                                                               2003                                  2002
                                                   ------------------------------       -----------------------------
                                                   Carrying                Fair          Carrying              Fair
                                                    Amount                Value           Amount              Value
                                                   --------             --------         --------            --------
Financial Assets
  Cash and due from banks                          $ 32,076            $  32,076         $ 25,781            $ 25,781
  Federal funds sold and Due From Time                  724                  724              114                 114
  Securities                                        210,048              210,048          168,250             168,250
  Loans                                             517,994              520,121          474,401             486,471
  Allowance for loan losses                           7,483                7,483           (6,334)             (6,334)
Financial Liabilities
  Deposits                                          637,471              639,440          570,910             572,740
  Short Term Borrowings                              69,230               69,021           43,871              43,978
Off-balance Sheet Financial Instruments
  Loan commitments                                                       147,313                              133,198
  Letters of credit                                                        5,196                                8,408

NOTE 22 - Comprehensive Income
-------

     The Corporation has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This standard requires an entity to report and display comprehensive income and its components. Comprehensive income is as follows (in thousands):

                                                             Nine Months Ended
                                                               September 30,               Year Ended
                                                       ---------------------------        December 31,
                                                         2003              2002              2002
                                                       -------            ------          ------------
Net Income                                             $ 7,365            $7,052             $ 9,317
Other Comprehensive Income:
  Unrealized (loss) gain on securities
  available-for-sale, net of tax                        (1,705)              789               1,167
                                                       -------            ------             -------
    Comprehensive Income                               $ 5,660            $7,841             $10,484
                                                       =======            ======             =======

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

     Net income for the third quarter of 2003 was $2,475,000, or $.39 diluted earnings per share, compared with $2,372,000, or $.37 diluted earnings per share, for the third quarter of 2002. Net income for the first nine months of 2003 was $7,365,000 or $1.17 diluted earnings per share, compared with $7,052,000 or $1.10 diluted earnings per share for the first nine months of the prior year. Per share amounts are based on average diluted shares outstanding of 6,309,500 for the first nine months of 2003 and 6,431,902 for the comparable period of 2002 adjusted to reflect stock options granted.

     Outstanding loans at September 30, 2003 of $518.0 million represented an increase of $43.6 million, or 9.2%, over September 30, 2002 and an increase of $48.8 million, or 10.4%, from December 31, 2002.

     Total deposits at September 30, 2003 of $637.5 million represented an increase of $66.6 million, or 11.7%, over September 30, 2002 and an increase of $55.5 million, or 9.5%, from December 31, 2002.

     The following table summarizes the Corporation's performance for the nine months ended September 30, 2003 and 2002 (tax equivalent basis and dollars in thousands):

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                              ---------------------------           ----------------------------
                                                                 2003               2002              2003                2002
                                                              --------           --------           --------           ---------
Interest Income                                               $  9,746           $  9,869           $ 28,612           $  29,123
Interest Expense                                                 1,834              2,200              5,584               6,531
                                                              --------           --------           --------           ---------

    Net Interest Income                                          7,912              7,669             23,028              22,592
Provision for Loan Losses                                           46              1,350                586               2,365
                                                              --------           --------           --------           ---------
    Net Interest Income After
      Provision for Loan Losses                                  7,866              6,319             22,442              20,227
Non-Interest Income                                              1,583              1,530              4,528               4,112
Non-Interest Expense                                             5,656              4,215             15,699              13,539
                                                              --------           --------           --------           ---------
    Income Before Income Tax                                     3,793              3,634             11,271              10,800
Income Tax Expense                                               1,318              1,262              3,906               3,748
                                                              --------           --------           --------           ---------
       Net Income                                             $  2,475           $  2,372           $  7,365           $   7,052
                                                              ========           ========           ========           =========

Net Income per Share-
  Basic                                                       $   0.40           $   0.38           $   1.19           $    1.13
  Diluted                                                         0.39               0.37               1.17                1.10

Return on Average Assets                                          1.29%              1.37%              1.36%               1.43%

Return on Average Stockholders' Equity                           14.38%             14.64%             14.60%              15.01%

Summary of Earning Assets and Interest-Bearing Liabilities
----------------------------------------------------------

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 2003 and 2002 (rates on tax equivalent basis):

                                                                            Three Months Ended September 30,
                                                      ------------------------------------------------------------------------------
                                                                     2003                                      2002
                                                      ------------------------------------     -------------------------------------
                                                      Average                     Average      Average                      Average
                                                      Balances     Interest     Yield/Rate     Balances        Interest   Yield/Rate
                                                     ---------     --------     ----------     ---------       --------   ----------
                                                                                (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time                 $  15,298     $     37        0.97%       $  18,991       $     80      1.66%
  Investment Securities (Taxable)                      193,232        1,865        3.83%         151,925          1,774      4.63%
  Investment Securities (Tax-exempt)                     6,135           82        5.27%           3,574             52      5.79%
  Loans, Net of Unearned Discount(1)                   503,936        7,762        6.11%         471,888          7,963      6.70%
                                                     ---------     --------     --------       ---------       --------   --------
    Total Earning Assets                               718,601        9,746        5.38%         646,378          9,869      6.06%
                                                                   --------                                    --------
Non-interest Earning Assets:
  Cash and Due From Banks                               26,189                                    25,641
  Other Assets                                          23,926                                    19,942
  Allowance for Loan Losses                             (7,438)                                   (6,572)
                                                     ---------                                 ---------
    Total Assets                                     $ 761,278                                 $ 685,389
                                                     =========                                 =========
Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds                  $ 207,787          566        1.08%       $ 184,680            626      1.35%
  Savings                                              120,124          380        1.26%         114,851            480      1.66%
  Certificates of Deposit under $100,000
    and IRA's                                           63,257          383        2.40%          66,400            502      3.00%
  Certificates of Deposit
    $100,000 or more                                    60,842          394        2.57%          53,753            413      3.05%
  Other Time                                               315            2        2.17%             316              3      2.90%
  Other Borrowings                                      61,199          109        0.70%          41,035            176      1.70%
                                                     ---------     --------     --------       ---------       --------   --------
    Total Interest-Bearing Liabilities                 513,524        1,834        1.42%         461,035          2,200      1.89%
                                                                   --------                                    --------
Non-interest Bearing Liabilities:
  Demand Deposits                                      176,478                                   156,742
  Other Liabilities                                      3,003                                     3,339
  Shareholders' Equity                                  68,273                                    64,273
                                                     ---------                                 ---------
    Total Liabilities and
      Shareholders' Equity                           $ 761,278                                 $ 685,389
                                                     =========                                 =========
Net Interest Income and Margin
  (Tax-equivalent Basis)(2)                                         $ 7,912        4.37%                       $  7,669       4.71%
                                                                    =======                                    ========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.
(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (cont'd.)
--------------------------------------------------------------------

     The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first nine months of 2003 and 2002 (rates on tax equivalent basis):

                                                                                Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                 ----------------------------------------     --------------------------------------
                                                   Average                       Average       Average                      Average
                                                   Balances       Interest     Yield/Rate      Balances       Interest    Yield/Rate
                                                 -----------      ---------    ----------     ---------       --------    ----------
                                                                                  (Dollars in Thousands)
Earning Assets:
  Federal Funds Sold & Due From Time             $     9,476      $      74        1.05%      $   13,067      $    170       1.74%
  Investment Securities (Taxable)                    173,216          5,175        3.99%         146,831         5,284       4.81%
  Investment Securities (Tax-exempt)                   5,415            224        5.53%           2,479           109       5.87%
  Loans, Net of Unearned Discount(1)                 493,361         23,139        6.27%         460,359        23,560       6.84%
                                                 -----------      ---------     -------       ----------      --------    -------
    Total Earning Assets                             681,468         28,612        5.61%         622,736        29,123       6.25%
                                                                  ---------                                   --------
Non-interest Earning Assets:
  Cash and Due From Banks                             26,601                                      25,183
  Other Assets                                        22,428                                      19,252
  Allowance for Loan Losses                           (7,274)                                     (6,403)
                                                 -----------                                  ----------
    Total Assets                                 $   723,223                                  $  660,768
                                                 ===========                                  ==========

Interest-Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Money Market Funds              $   192,650          1,599        1.11%      $  179,378         1,852       1.38%
  Savings                                            116,997          1,187        1.36%         111,196         1,463       1.76%
  Certificates of Deposit under $100,000
    and IRA's                                         63,095          1,210        2.56%          64,080         1,559       3.25%
  Certificates of Deposit
    $100,000 or more                                  58,112          1,165        2.68%          48,023         1,182       3.29%
  Other Time                                             315              5        2.21%             347             9       3.37%
  Other Borrowings                                    52,741            418        1.06%          37,756           466       1.65%
                                                 -----------      ---------     -------       ----------      --------    -------
    Total Interest-Bearing Liabilities               483,910          5,584        1.54%         440,780         6,531       1.98%
                                                                  ---------                                   --------

Non-interest Bearing Liabilities:
  Demand Deposits                                    168,968                                     153,873
  Other Liabilities                                    2,916                                       3,323
  Shareholders' Equity                                67,429                                      62,792
                                                 -----------                                  ----------
    Total Liabilities and
      Shareholders' Equity                       $   723,223                                  $  660,768
                                                 ===========                                  ==========
Net Interest Income and Margin
  (Tax-equivalent Basis)(2)                                       $  23,028        4.52%                      $ 22,592       4.85%
                                                                  =========                                   ========

(1) Loan interest income includes various loan fees and loan volumes include loans on non-accrual.

(2) Presented on tax equivalent basis ("T/E") using a federal income tax rate of 34% both years. Net Interest Income

     Net interest income (tax equivalent) for the third quarter of 2003 was $7,912,000 which represented an increase of $243,000 or 3.2%, over the third quarter of 2002. In this same period, total interest income decreased $123,000 or 1.2% while total interest expense decreased $366,000 or 16.6% and reflects a 75 basis point decrease in the average national prime rate for loans in the third quarter of 2003 versus the third quarter of 2002. Although average loans and deposits for the third quarter of 2003 have grown 6.8% and 9.0%, respectively, over the same period in 2002, the current low interest rate environment and related interest rate compression have not allowed net interest income and net income to fully reflect this growth.

     The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended September 30, 2003 and 2002:

                                                                  ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                            (Dollars in Thousands)

                                                   3rd Qtr. 2003 vs. 3rd Qtr. 2002         Nine Months 2003 vs. Nine Months 2002
                                                          Increase (Decrease)                         Increase (Decrease)
                                                           Due to Changes in:                          Due to Changes in:
                                                 -----------------------------------       -------------------------------------
                                                    Volume         Rate        Total        Volume         Rate          Total
                                                 ---------       -------      ------       -------       --------        ------
Interest Earning Assets:
     Federal Funds Sold                           $    (16)      $   (27)     $  (43)      $   (47)      $    (49)       $  (96)
     Investment Securities (Taxable)                   482          (391)         91           950         (1,059)         (109)
     Investment Securities (Tax-exempt)                 37            (7)         30           129            (14)          115
     Loans, Net of Unearned Discount                   541          (742)       (201)        1,689         (2,110)         (421)
                                                 ---------       -------      ------       -------       --------        ------

     Total Interest Income                           1,044        (1,167)       (123)        2,721         (3,232)         (511)
                                                 ---------       -------      ------       -------       --------        ------
Interest-Bearing Liabilities:
     Deposits                                          120          (419)       (299)          408         (1,307)         (899)
     Other Borrowings                                   87          (154)        (67)          185           (233)          (48)
                                                 ---------       -------      ------       -------       --------        ------

     Total Interest Expense                            207          (573)       (366)          593         (1,540)         (947)
                                                 ---------       -------      ------       -------       --------        ------

Net Interest Income                              $     837       $  (594)     $  243       $ 2,128       $ (1,692)       $  436
                                                 =========       =======      ======       =======       ========        ======

Allowance for Loan Losses and Non-Performing Assets
---------------------------------------------------

     The Corporation's allowance for loan losses was $7,483,000, or 1.45% of total loans, as of September 30, 2003 compared to $6,334,000, or 1.34% of total loans, as of September 30, 2002.

     Transactions in the provision for loan losses are summarized as follows (in thousands):

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                              --------------------------           --------------------------
                                                                2003              2002               2003             2002
                                                              -------          ---------           --------         ---------
Balance, Beginning of Period                                  $ 7,412          $   6,394           $  6,706         $   6,015
Provisions, Charged to Income                                      46              1,350                586             2,365

Loans Charged-Off                                                 (24)            (1,492)              (376)           (2,184)
Recoveries of Loans Previously
  Charged-Off                                                      49                 82                567               138
                                                              -------          ---------           --------         ---------
      Net Loans Recovered
      (Charged-Off)                                                25            (1,410)                191            (2,046)
                                                              -------          ---------           --------         ---------
Balance, End of Period                                        $ 7,483          $   6,334           $  7,483         $   6,334
                                                              =======          =========           ========         =========

     For the nine months ended September 30, 2003 and 2002, net (recoveries) charge-offs were (.04)% and .44% of loans, respectively, not annualized. The loan charge-offs recorded in the third quarter of 2002 were primarily related to five loans and reflected the weakness in the economy at that time.

     The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

                                             September 30,    June 30,     March 31,     December 31,  September 30,
                                                 2003           2003          2003          2002            2002
                                             -------------    ---------    ---------     ------------  -------------
Non-Accrual Loans                              $  1,514       $  1,458     $   2,226       $ 2,135        $ 4,635
Renegotiated Loans                                  -0-            -0-           -0-           -0-            -0-
Other Real Estate Owned and
  Other Foreclosed Assets                           -0-            125           125         1,268            288
                                               --------       --------     ---------       -------        -------

    Total Non-Performing Assets                $  1,514        $ 1,583     $   2,351       $ 3,403        $ 4,923
                                               ========       ========     =========       =======        =======

As a Percent of:
    Total Assets                                   0.19%          0.21%         0.34%         0.49%          0.72%
    Total Loans and Other Real Estate/
        Foreclosed Assets                          0.29%          0.32%         0.48%         0.72%          1.04%

Loans Past Due 90 days or
    More and Still Accruing                    $    -0-        $    14     $      80       $    16        $    37

     Non-accrual loans to total loans were .29% at September 30, 2003 and non-performing assets were .29% of loans and other real estate owned/foreclosed assets at the same date.

     As of September 30, 2003, non-accrual loans were comprised of $814,000 in commercial loans, $407,000 in real estate mortgage loans, $66,000 in interim construction loans and $227,000 in consumer loans. During the quarter ended September 30, 2003, payments of just over $155,000 were collected on non-accrual loans but an additional $227,000 of loans were placed on non-accrual.

     As of September 30, 2003, there was no other real estate owned and the Corporation had no other foreclosed assets.

     The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

                                                September 30,     June 30,     March 31,     December 31,     September 30,
                                                    2003            2003        2003            2002              2002
                                               --------------     --------     ---------     ------------     -------------
Non-Performing Loans                              $  1,514        $  1,458      $  2,226       $  2,135           $  4,635
Criticized Loans                                    31,933          26,917        23,061         23,067             22,284
Allowance for Loan Losses                            7,483           7,412         7,365          6,706              6,334
Allowance for Loan Losses
       as a Percent of:
          Non-Performing Loans                         494%            508%          331%           314%               137%
          Criticized Loans                              23%             28%           32%            29%                28%

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

     Criticized loans, loans classified as OAEM, Substandard or Doubtful as noted above, have increased in the past year. A significant portion of this increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 to assist in monitoring loan quality. The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible. Management is not aware of any potential loan problems that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

Non-interest Income
-------------------

     The major component of non-interest income is service charges on deposits. Other service fees are the majority of other non-interest income.

     The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

                                                            Three Months Ended                            Nine Months Ended
                                                               September 30,                                September 30,
                                                ----------------------------------------       -------------------------------------
                                                    2003            2002        % Change          2003          2002        % Change
                                                -----------     -----------     --------       ----------     ---------     --------
Service Charges on Deposit Accounts             $       914     $       793        15.3%       $    2,562     $   2,161       18.6%
Gain on Sale of Securities                               89             163       (45.4)              101           165      (38.8)
Non-recurring Income                                      4             -0-           -                46            51       (9.8)
Other Non-interest Income                               576             574         0.3             1,819         1,735        4.8
                                                -----------     -----------     -------        ----------     ---------     ------

  Total Non-interest Income                     $     1,583     $     1,530         3.5%       $    4,528     $   4,112       10.1%
                                                ===========     ===========     =======        ==========     =========     ======

     The increase in other non-interest income for the nine months ended September 30, 2003 as compared to the same period in the prior year is primarily due to increases in mortgage brokerage/origination fees, merchant card fees and ATM/debit card service fees offset by declines in letter of credit fees and collection fees.

Non-interest Expense
--------------------

     Non-interest expenses include all expenses other than interest expense, provision for loan losses and income tax expense.

           The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

                                                             Three Months Ended                           Nine Months Ended
                                                               September 30,                                September 30,
                                                ----------------------------------------       -------------------------------------
                                                    2003            2002        % Change          2003           2002       % Change
                                                -----------     -----------     --------       ----------     ---------     --------
 Salaries & Employee Benefits                   $     3,336     $     2,768        20.5%       $    9,332     $   8,508        9.7%
 Occupancy Expense - Net                                571             285       100.4             1,260           855       47.4
 Furniture and Equipment Expense                        493             388        27.1             1,368         1,160       17.9
 Other Real Estate and Foreclosed
      Asset Expense - Net                                28              40       (30.0)               15           148      (89.9)
 Other Expenses:
      Business Development                              146             207       (29.5)              594           600       (1.0)
      Insurance - Other                                  61              60         1.7               184           137       34.3
      Legal & Professional Fees                         173             160         8.1               503           501        0.4
      Item Processing                                   175              36       386.1               532           175      204.0
      Taxes - Other                                      19              25       (24.0)               46            61      (24.5)
      Postage & Courier                                  95              92         3.3               274           264        3.8
      Printing & Supplies                               109              76        43.4               315           233       35.2
      Regulatory Fees & Assessments                      62              60         3.3               186           179        3.9
      Other Operating Expenses                          388              18           -             1,090           718       51.8
                                                ------------    -----------     -------        ----------     ---------     ------

         Total Other Expenses                         1,228             734        67.3             3,724         2,868       29.8
                                                ------------    -----------     -------        ----------     ---------     ------

         Total Non-interest Expense             $     5,656     $     4,215        34.2%       $   15,699     $  13,539       16.0%
                                               ============     ===========     =======        ==========     =========     ======

     Total non-interest expense increased 34.2% in the third quarter of 2003 over 2002, reflecting increases in salaries and benefits, occupancy and equipment, item processing, supplies expenses and the collection of a $319,000 insurance claim in 2002 on damaged assets previously carried on the books as other foreclosed assets. As a percent of average assets, non-interest expenses were 2.95% in the third quarter of 2003 (annualized) and 2.44% in the same period of 2002. The "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 59.57% for the third quarter of 2003 compared to 45.82% for the third quarter of 2002. Excluding the insurance claim, the efficiency ratio for the third quarter of 2002 would have been 49.29%. The efficiency ratio for the third quarter of 2003 is higher compared to the Corporation's historical percentages partially due to relatively lower net interest income due to the rate compression caused by the lower interest rates.

     The increase in salaries and benefits is due to salary merit raises, additions to staff and an increase in the cost of employee insurance. The additions to staff have included additions in the technology and operations areas, personnel added for two new locations and the addition of three lending officers who were previously employed by competing community banks.

     The increase in occupancy expense, equipment expense and supplies expense are primarily associated with the openings of two new branch facilities, one in January 2003 and the other in May 2003 along with the move into a new facility in May 2003 to consolidate several back office functions including operations, credit and administration. In addition, equipment expenses and item processing expenses have also increased due to the core system conversion the Corporation experienced in the fourth quarter of 2002.

     Item processing expenses in 2003 have increased over the prior year as a result of outsourcing the proof and statement rendering functions at the time of the core system conversion mentioned above.

     Supplies expenses have increased in 2003 compared to 2002 primarily associated with the cost of the two new locations and the relocation of the administration, technology and operations areas.

Interest Rate Sensitivity
-------------------------

     Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

     The following table, commonly referred to as a "static GAP report," indicates the interest rate sensitivity position at September 30, 2003 and may not be reflective of positions in subsequent periods (dollars in thousands):

                                                                                           Total         Repriced
                                                     Matures or Reprices within:            Rate          After
                                              ----------------------------------------   Sensitive      1 Year or
                                               30 Days       31-180         181 to        One Year     Non-interest
                                               or Less        Days         One Year       or Less        Sensitive        Total
                                              ----------    ---------     ---------      ---------     ------------     ----------
Earning Assets:
  Loans                                       $  259,645    $  36,966     $  39,601      $ 336,212     $   181,782      $ 517,994
  Investment Securities                           10,687       36,658        24,589         71,934         138,114        210,048
  Federal Funds Sold and
    Due From Time                                    724          -0-           -0-            724             -0-            724
                                              ----------    ---------     ---------      ---------     -----------      ---------

   Total Earning Assets                          271,056       73,624        64,190        408,870         319,896        728,766
                                              ----------    ---------     ---------      ---------     -----------      ---------

Interest Bearing Liabilities:
  Interest-Bearing Transaction
    Accounts and Savings                         332,438          -0-           -0-        332,438             -0-        332,438
  Certificate of Deposits under
    $100,000 and IRA's                             6,102       16,257        17,109         39,468          23,254         62,722
  Certificate of Deposits > $100,000               3,738       14,273        18,906         36,917          24,629         61,546
  Short Term Borrowings                           49,230          -0-        15,000         64,230           5,000         69,230
                                              ----------    ---------     ---------      ---------     -----------      ---------

   Total Interest Bearing
    Liabilities                                  391,508       30,530        51,015        473,053          52,883        525,936
                                              ----------    ---------     ---------      ---------     -----------      ---------

Interest Sensitivity
 GAP                                          $ (120,452)   $  43,094     $  13,175      $ (64,183)    $   267,013      $ 202,830
                                              ==========    =========     =========      =========     ===========      =========

Cumulative GAP                                $ (120,452)   $ (77,358)    $ (64,183)
                                              ==========    =========     =========

Cumulative GAP to
 Total Earning Assets                             (16.53%)     (10.61%)       (8.81%)

Cumulative GAP to
 Total Assets                                     (15.49%)      (9.95%)       (8.25%)

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

     As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static GAP report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (8.25%) was reversed to a positive 20.21% "beta adjusted" GAP position.

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

     Based on simulation analysis of the interest rate sensitivity inherent in the Corporation's net interest income and market value of equity, as of September 30, 2003 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points, the Corporation is somewhat asset sensitive. The analysis indicates an instantaneous 100 basis point move upward in interest rates would increase net interest income by 4.5% and increase the market value of equity by 3.2%. These sensitivities are all within the threshold set by the Corporation's Asset/Liability Management Committee. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast to the actual effect of a change in market interest rates on the Corporation. The market value sensitivity analysis presented includes assumptions that the composition of the Corporation's interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement period and that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market interest rates will have on the Corporation.

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

     The regulatory minimum ratio for total qualifying capital is 8.00% of which 4.00% must be Tier I capital. At September 30, 2003, the Corporation's Tier I capital represented 11.96% of risk weighted assets and total qualifying capital (Tier I and Tier II) represented 13.21% of risk weighted assets. Both ratios are well above current regulatory guidelines.

     Also, as of September 30, 2003, the Corporation and the Bank met the criteria for classification as a "well-capitalized" institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     The Corporation and the Bank's regulatory capital positions as of September 30, 2003, were as follows (dollars in thousands):

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                            Actual            Adequacy Purposes       Action Provisions
                                                    ---------------------    --------------------    --------------------
                                                      Amount      Ratio        Amount      Ratio       Amount      Ratio
                                                    ---------     -------    ---------     ------    ---------     ------
CONSOLIDATED:
As of September 30, 2003
Total Capital (to Risk Weighted Assets)             $  73,850     13.21%     $  44,725     8.00%
Tier I Capital (to Risk Weighted Assets)               66,856     11.96%        22,362     4.00%
Tier I Capital (to Average Assets)                     66,856      8.54%        23,478     3.00%

SUMMIT BANK, N.A.:
As of September 30, 2003
Total Capital (to Risk Weighted Assets)             $  72,880     13.04%     $  44,723     8.00%     $  55,904     10.00%
Tier I Capital (to Risk Weighted Assets)               65,886     11.79%        22,362     4.00%        33,542      6.00%
Tier I Capital (to Average Assets)                     65,886      8.42%        23,477     3.00%        39,129      5.00%

Critical Accounting Policies
----------------------------

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

Forward-Looking Statements
--------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

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

Item 4. Controls and Procedures
--------------------------------

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

               Not applicable

Item 5. Other Information

               Not applicable

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

                    10 Third Amendment to Loan Agreement dated September 15, 2001 between the Corporation and Frost National Bank

                    11   Computation of Earnings Per Common Share

                    31.1 Certification of Chief Executive Officer of Summit
                         Bancshares, Inc.

                    31.2 Certification of Chief Financial Officer of Summit
                         Bancshares, Inc.

                    32.1 Section 1350 Certifications of the Corporation's Chief
                         Executive Officer and Chief Financial Officer. This exhibit shall not be deemed "filed" for purposes of
                         Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

               (b) On October 15, 2003, a report of Form 8-K was filed reporting the press release of October 14, 2003, as Summit Bancshares, Inc. announced the results of operations and financial condition for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUMMIT BANCSHARES, INC.
                                              Registrant

Date: 10-25-03                          By: /s/ Philip E. Norwood
      ----------------------------          -----------------------------------
                                        Philip E. Norwood, Chairman, President
                                        and Chief Executive Officer

Date: 10-25-03                          By: /s/ Bob G. Scott
      ----------------------------          -----------------------------------
                                        Bob G. Scott, Executive Vice President
                                        and Chief Operating Officer
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                             Page No.
-------                                                                             --------
   10      Third Amendment to Loan Agreement dated September 15, 2001 between
           the Corporation and Frost National Bank                                    34-38

   11      Computation of Earnings Per Common Share                                     39