Form 10-K
period 2003-12-31
SUMMIT BANCSHARES INC /TX/
filed 2004-03-11
CIK 745344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 0-11986

SUMMIT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1694807

(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification No.)

3880 Hulen St., Fort Worth, Texas 76107

(Address of principal executive offices, including zip code)

(817) 336-6817

(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the shares of common stock, par value $1.25 per share (“Common Stock”), of the registrant held by non-affiliates of the registrant at June 30, 2003 was approximately $123,273,000, based on a closing bid price of $23.48 per share on that date.

The number of shares of Common Stock outstanding at March 1, 2004 was 6,153,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, which will be filed within 120 days after December 31, 2003, pursuant to the Securities Exchange Act of 1934 in connection with the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUMMIT BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS.

GENERAL

Summit Bancshares, Inc. (the “Corporation”) was incorporated under the laws of the state of Texas in 1979.  The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and became a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”) in February 2002.  The Corporation maintains its principal executive offices at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107.  At December 31, 2003, the Corporation had consolidated total assets of $795.5 million, consolidated total loans of $553.8 million, consolidated total deposits of $641.4 million and consolidated total shareholders’ equity of $68.7 million.

The Corporation’s principal activity is the ownership and management of its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation, Summit Bank, National Association (the “Bank”) and SIA Insurance Agency, Inc. (“SIA”).  The Corporation provides advice and services to the Bank and coordinates its activities in the areas of financial accounting controls and reports, internal audit programs, regulatory compliance, financial planning and employee benefit programs, although the Bank operates under the day-to-day management of its own officers and directors.

PRODUCTS AND SERVICES

The products and services offered by the Corporation through its subsidiaries are generally those offered by commercial banks of comparable size, including:

•

Commercial Banking Services.  The Bank provides general commercial banking services for corporate and other business clients principally located in Tarrant County, Texas.  Loans are made for a wide variety of purposes, including interim construction and mortgage financing on real estate and financing of equipment and inventories.

•

Consumer Banking Services.  The Bank provides a full range of consumer banking services, including interest and noninterest-bearing checking accounts, various savings programs, installment and real estate loans, money transfers, on-site ATM facilities and safe deposit facilities.

•

Securities Services.  The Corporation offers full-service brokerage services through an agreement with Raymond James Financial Services, Inc., including securities brokerage services relating to tax-free municipals, government securities, stocks, mutual funds and annuities, and asset management and financial planning services.  Raymond James Financial Services, Inc. is a registered broker-dealer and member of the National Association of Securities Dealers, Inc.

•

Insurance Products and Services.  SIA is a full-service insurance agency that provides commercial property and casualty insurance as well as life, health and disability insurance and benefits planning to the Corporation’s existing and prospective commercial customers.  These services are offered through an alignment the Corporation has established with local agencies Wm. Rigg Insurance Co. for property and casualty insurance and CSG/Hull Benefits, Inc. for life and benefits insurance.

AVAILABLE INFORMATION

The Corporation’s website is www.summitbank.net.  The Corporation makes copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, publicly available free of charge through its website as soon as reasonably practicable after it electronically files or furnishes such materials with the Securities and Exchange Commission (the “SEC”).   The Corporation also makes information relating to its corporate governance policies and practices publicly available free of charge through its website.  Copies of the foregoing materials may also be obtained by written request to the Corporation at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107, Attention: Corporate Secretary.

COMPETITION

The Corporation and its subsidiaries encounter intense competition for their products and services from bank holding companies and other financial institutions located in Tarrant County, Texas, including banks, savings and loan associations, credit unions, factors, insurance companies and commercial and captive finance companies, many of which are larger than the Corporation and its subsidiaries in terms of capital, resources and personnel.

EMPLOYEES

As of December 31, 2003, the Corporation and the Bank collectively had a total of 216 full-time employees and 18 part-time employees.

REGULATION AND SUPERVISION

The Corporation and its subsidiaries are subject to federal and state laws applicable to financial institutions and businesses generally. This regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of shareholders and creditors of the Corporation.  The following summary of statutory and regulatory provisions is not intended to be a complete description of all of the statutes and regulations to which the Corporation and its subsidiaries are subject and is qualified in its entirety by reference to the applicable statutes and regulations.  Any change in applicable statutes, regulations or policies of regulatory authorities could have a material effect on the business, results of operations and financial condition of the Corporation and its subsidiaries.

The Corporation

General.  As a bank holding company and a financial holding company, the Corporation is subject to regulation under the BHC Act, the GLB Act and to inspection, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).   Under the BHC Act, the GLB Act and other federal laws, regulations and policies, the Corporation is subject to restrictions on the types of activities in which it may engage and is subject to regulatory enforcement actions for any violations of such laws, regulations and policies.

Scope of Permissible Activities.  The BHC Act generally prohibits the Corporation from directly or indirectly engaging in, or from directly or indirectly acquiring 5.0% or more of any class of voting securities of any company engaged in any activities other than banking, managing or controlling banks or other activities determined by the FRB to be so closely related to banking as to be a proper incident thereto.  Some activities that the FRB has determined to be closely related to banking include making or servicing loans, performing certain data processing services, acting as an investment or financial adviser and providing certain securities brokerage services.

The GLB Act amended the BHC Act in November 1999 to permit the creation of a “financial holding company,” a new type of bank holding company with powers exceeding those of a traditional bank holding company.  As a financial holding company under the GLB Act, the Corporation may provide a wide variety of financial services previously reserved for insurance companies and securities firms, including services such as lending, investing for others, safeguarding money or securities, underwriting insurance, issuing annuities, acting as an insurance principal, agent or broker and providing financial or investment advice.

Under the GLB Act, the Corporation may also engage in, and acquire and retain shares of any company engaged in any activity that the FRB determines to be financial in nature or incidental thereto or complementary to a financial activity, provided that such activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The GLB Act also generally permits the Corporation to invest in non-financial companies as a part of a bona fide underwriting or merchant or investment banking activities if it holds an investment only for a period of time to enable its sale or disposition on a reasonable basis consistent with the financial viability of the foregoing activities.

Source of Strength to the Bank.  Under FRB regulations, the Corporation is expected to serve as a source of financial and managerial strength to the Bank and, under appropriate circumstances, commit resources to its support.  This support may be required at times when the Corporation may not be able to provide such support.  If the Corporation fails to meet its obligations to serve as a source of strength to the Bank, the FRB may find the Corporation to be engaged in an unsafe or unsound banking practice and in violation of FRB regulations.

Restictions on Payment of Dividends.  Under FRB regulations, the FRB has the authority to prohibit bank holding companies from engaging in activities that the FRB considers unsafe or unsound banking practices.  Under certain circumstances, the FRB may take the position that payment of dividends by the Corporation would constitute an unsafe or unsound banking practice in light of the financial condition of the Corporation.  Under FRB policies, a bank holding company should pay cash dividends on its common stock only out of income available over the past year and should not pay cash dividends if such payment would undermine its ability to serve as a source of strength to its banking subsidiaries.  The Corporation’s ability to pay cash dividends is further limited by its obligation to maintain adequate levels of capital in accordance with the FRB’s capital adequacy guidelines.  See “Business - The Corporation - Capital Adequacy Requirements.”

Capital Adequacy Requirements.  The FRB has established guidelines to assess the capital adequacy of bank holding companies.  The guidelines impose two sets of capital adequacy requirements on bank holding companies: (i) risk-based capital guidelines, which require bank holding companies to maintain a specified minimum ratio of qualifying total capital to risk-weighted assets, and (ii) leverage ratios, which require bank holding companies to maintain a specified minimum ratio of capital to total assets.  Failure to comply with these capital adequacy guidelines could subject the Corporation to a variety of enforcement actions as well as certain limitations on its business, including, but not limited to, restrictions on the payment of dividends to its shareholders.

Under the risk-based capital guidelines, the FRB requires bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% (of which at least 4.0% must be in the form of Tier 1 capital).  A bank holding company’s qualifying total capital represents the sum of its Tier 1 and Tier 2 capital (with Tier 2 capital being limited to 100% of Tier 1 capital), less investments in certain unconsolidated subsidiaries.  Tier 1 capital generally includes common shareholders’ equity, qualifying preferred stock and minority interests in consolidated subsidiaries, less goodwill, intangible assets and certain other adjustments.  Tier 2 capital generally includes certain other preferred stock, qualifying debt instruments and allowances for loan losses.  Risk-weighted assets are calculated by multiplying asset balances by corresponding risk weights generally based on perceived credit risk.  At December 31, 2003, the Corporation’s ratios of Tier 1 and qualifying total capital to risk-weighted assets were 11.5% and 12.7%, respectively, both of which exceeded regulatory minimums.

The FRB guidelines also require bank holding companies with high regulatory ratings to maintain minimum leverage ratios of at least 3.0%, which are calculated by dividing Tier 1 capital by adjusted average total consolidated assets.  Other bank holding companies with supervisory, financial or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain leverage ratios in excess of 3.0%.  At December 31, 2003, the Corporation’s ratio of Tier 1 capital to adjusted average total consolidated assets was 8.6%, which exceeded the regulatory minimum.

Liability for Undercapitalized Subsidiaries.  The Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) requires bank regulators to take “prompt corrective action” against an insured depository institution if that institution does not meet certain capital adequacy guidelines.  In the event an insured depository institution becomes “undercapitalized” under the FDICIA capital adequacy guidelines, it must submit a capital restoration plan to its federal regulatory agency.  Before regulatory authorities will approve an undercapitalized institution’s capital restoration plan, each company that controls the institution must guarantee, up to certain limits, the institution’s compliance with the capital restoration plan.  Because the Bank is an insured depository institution under FDICIA that is controlled by the Corporation, the Corporation would be required to guarantee the Bank’s compliance with a capital restoration plan in the event the Bank becomes undercapitalized under the FDICIA capital adequacy guidelines.  See “Business - the Bank - Capital Adequacy Requirements” for additional information regarding the FDICIA capital adequacy guidelines.

Under FDICIA, liability for the fulfillment of any such guarantee could extend up to 5.0% of the undercapitalized institution’s assets at the time it became undercapitalized or the amount necessary to bring the undercapitalized institution into compliance with the capital adequacy guidelines.  In addition, a bank holding company controlling an undercapitalized institution may be required to obtain FRB approval prior to paying cash dividends or engaging in other activities.  Under certain circumstances, the FRB may also require a bank holding company to divest itself of an undercapitalized institution or other affiliates of the bank holding company.

Liability of Commonly Controlled Institutions.  The Financial Institution Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision under which commonly controlled insured depository institutions can be held liable to the Federal Deposit Insurance Corporation (the “FDIC”) for any losses incurred, or reasonably expected to be incurred, by the FDIC due to the default of an insured depository institution, and for any assistance provided by the FDIC to an insured depository institution that is in danger of default.  An FDIC “cross-guarantee” claim against an insured depository institution for administrative expenses and claims of such institution’s depositors (including the FDIC, as subrogee of such depositors) has priority over the rights of such institution’s shareholders and other creditors.

Acquisition by Bank Holding Companies.  Under the BHC Act, prior FRB approval is required before a bank holding company merges or consolidates with, or acquires direct or indirect control of more than 5.0% of the outstanding shares of any class of voting securities or substantially all of the assets of, any bank or bank holding company.  In approving any of the foregoing transactions, the FRB is required to consider the financial and managerial resources and future prospects of the banks and bank holding companies concerned, the convenience and needs of the communities to be served and other various competitive factors.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) provides that the FRB may approve an application of an adequately capitalized and managed bank holding company to acquire banks located in other states, regardless of whether the acquisition would be prohibited by applicable state laws.  Any such approval, however, would be subject to applicable state age laws.  An out-of-state bank holding company seeking to acquire ownership or control of a bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas (the “Commissioner”) if the Texas bank has not been in existence for five years.  If the FRB approves an acquisition that the Commissioner disapproves, the Commissioner may accept the FRB decision or attempt to have the decision overturned by a federal court.

The Interstate Banking Act also provides that a bank holding company and its affiliates may not acquire a bank located in Texas if, as a result of the acquisition, the bank holding company and its affiliates would control more than 10.0% of total deposits in insured depository institutions nationwide or 30.0% or more of total deposits in insured depository institutions in the home state of the bank to be acquired.  However, states may adopt deposit concentration caps that are more restrictive than those set forth in the Interstate Banking Act, and Texas has adopted a deposit concentration cap of 20.0% of in-state insured deposits that will apply in connection with acquisitions of banks located in Texas.

Acquisition of Bank Holding Companies.  The Change in Bank Control Act of 1978 (the “CBC Act”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition.  For purposes of the CBC Act, the acquisition of 25.0% or more of any class of voting securities of a bank holding company constitutes an acquisition of control.  The FRB presumes that the acquisition of 10.0% or more of any class of voting securities of a bank holding company constitutes acquisition of control if either the bank holding company has a class of equity securities registered under Section 12 of the Exchange Act of 1934 or if no other person will own or control a greater percentage of that class of securities immediately after the acquisition.  This presumption can be rebutted by showing that the acquisition will not in fact result in an acquisition of control of the bank holding company under the CBC Act.

Enforcement.  The FRB has broad supervisory enforcement authority over bank holding companies and their nonbanking subsidiaries.  The FRB may seek various administrative remedies in connection with activities and practices of bank holding companies and their nonbanking subsidiaries that constitute violations of federal laws and FRB regulations, including issuing cease and desist orders that may, among other things, require affirmative action to correct improper conditions, restitution, reimbursement, indemnification, guaranty against loss, restrictions on growth, disposal of certain assets or such other action as the FRB determines to be appropriate.

FIRREA significantly expanded the FRB’s enforcement powers over bank holding companies and their nonbanking subsidiaries.  Under FIRREA, the scope of individuals and entities against whom enforcement may be sought and penalties assessed was expanded to include, among others, directors, officers, employees or controlling shareholders of bank holding companies and their nonbanking subsidiaries.  FIRREA also increased the amount of civil penalties that the FRB and other regulatory agencies may assess for knowing or recklessly committing certain activities that cause a substantial loss to a depository institution.

The Bank

General.  The Bank is a national banking association organized under the National Bank Act, as amended (the “National Bank Act”), and is subject to supervision and examination by the Office of the Comptroller of the Currency (the “OCC”).  The OCC regulates national banks with respect to, among other matters, capital adequacy, reserves, loan portfolios, investments and management practices, and the OCC may seek various administrative remedies in connection with activities and practices of national banks that are unsafe or unsound or constitute violations of law.  The Bank is also subject to regulation and supervision by the FDIC because the Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the FDIC.  The FRB also has supervisory and regulatory authority over the activities and practices of the Bank.

Scope of Permissible Activities.  Under the National Bank Act, a national bank may engage in making, arranging, purchasing or selling loans, purchasing, holding and conveying real estate under certain conditions, dealing in investment securities under certain circumstances and, generally, engaging in the business of banking and activities that are incidental thereto.  Activities that are deemed to be incidental to the business of banking include, among others, borrowing and lending of money, receiving deposits, holding or selling securities or other property acquired in connection with security on a loan, discounting and negotiating evidences of debt,  issuing letters of credit to or on behalf of its customers, operating a safe deposit business, providing check guarantee plans, issuing credit cards, operating a loan production office, selling loans under repurchase agreements and verifying and collecting checks.

Branching.  National banks with a main office or a branch in Texas may establish branches anywhere in Texas with prior OCC approval.  In acting on a branch application of a national bank, the OCC considers a number of factors, including the bank’s financial history, capital adequacy and earnings prospects, the character of its management and needs of the community.

The Interstate Banking Act also permits banks to merge across state lines and thereafter have interstate branches by continuing to operate, as a main office or a branch, any office of any bank acquired in connection with an interstate bank acquisition.  The Interstate Banking Act also allows a bank to open new branches in a state in which it does not already have banking operations if the laws of that state permit a de novo branch of an out-of-state bank.  A “de novo branch” is a branch office of a bank that was originally established as a branch rather than as a result of an acquisition or merger.  Under Texas law, an out-of-state bank may establish a de novo branch in Texas if the laws of the home state of the out-of-state bank permit a Texas bank to establish a de novo branch in such state.  An out-of-state bank that has established or acquired a branch in Texas may establish or acquire additional in-state branches to the same extent as a Texas bank.

Restrictions on Transactions with Affiliates.  The Bank is subject to federal statutes which limit transactions between the Bank and its affiliates.  Section 23A of the Federal Reserve Act places limitations on the Bank’s ability to make loans to, purchases assets from and make investments in, its affiliates, and it also requires certain levels of collateral for loans made by the Bank to its affiliates.  Transactions between the Bank and its affiliates are also subject to Section 23B of the Federal Reserve Act which requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

The Federal Reserve Act and FRB Regulation O also impose restrictions on the ability of the Bank and its affiliates to make loans to their directors, executive officers, principal shareholders and their related interests.  These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made.  There is also an aggregate limitation on all loans to insiders and their related interests.  In the aggregate, these loans generally may not exceed the institution’s total unimpaired capital and surplus.  Directors, executive officers, principal shareholders and their related interests are subject to enforcement actions for knowingly accepting loans in violation of these restrictions.

Interest Rate Limits and Lending Regulations.  The Bank is subject to various state and federal statutes relating to the extension of credit and the making of loans.  The National Banking Act generally defers to state law for the maximum rate of interest which may be charged by national banks.  The maximum legal rate of interest that the Bank may charge on a loan under Texas law depends on a variety of factors, including the type of borrower, the purpose of the loan, the amount of the loan and the date on which the loan is made.  Penalties are provided by law for charging interest in excess of the maximum lawful rate.

Loans made by banks located in Texas are subject to numerous other federal and state laws and regulations, including the Truth-in-Lending Act, the Texas Finance Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.  Failure to comply with these laws could result in certain remedies for borrowers and penalties for lenders.    The scope and requirements of these and similar laws and regulations have expanded in recent years and, as a result, claims by borrowers under these laws and regulations may increase in the future.

Restrictions on Payment of Dividends.  The principal source of the Corporation’s revenues is cash dividends received from the Bank.  The National Bank Act provides that the Bank may pay dividends out of its current or retained net profits, after deducting reserves for losses and bad debts, but may not pay dividends out of its paid-in capital.  The National Bank Act further restricts the Bank’s payment of dividends by prohibiting the Bank from declaring a dividend until its surplus fund equals the amount of its capital stock or, if its surplus fund does not equal the amount of its capital stock, until one-tenth of the Bank’s net profits for the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two half-year periods, in the case of annual dividends, are transferred to the surplus fund.  OCC approval is required prior to the payment of a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years.  The Bank’s ability to pay dividends is further restricted by the FDICIA capital adequacy guidelines.  See “Business - The Bank - Capital Adequacy Requirements.”  In addition, certain regulatory authorities are authorized to prohibit the Bank from paying dividends if any such payment would constitute an unsafe and unsound banking practice.

Capital Adequacy Requirements.  FDICIA established a system of supervision of the capital adequacy of insured depository institutions based upon minimum risk-based capital ratios and leverage ratios which are similar to those established by the FRB for bank holding companies.  The OCC regulations establish five capital categories ranging from “well capitalized” to “critically undercapitalized.”  A depository institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  A depository institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination) and the institution does not meet the definition of a “well capitalized” institution.  A depository institution is considered “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination).  An institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%.   A depository institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  At December 31, 2003, the Bank qualified as a “well capitalized” institution under the OCC regulations.

Prompt Corrective Measures for Capital Deficiencies.  FDICIA requires federal banking regulators to take “prompt corrective action” with respect to capital-deficient insured depository institutions with the overall goal of limiting losses to the BIF.  With certain exceptions, a depository institution is prohibited from making capital distributions or paying management fees to its bank holding company if the payment of such distributions or fees will cause the institution to become undercapitalized.  Furthermore, an undercapitalized institution must file a capital restoration plan with the OCC, which must be guaranteed by each company that controls such institution.  See “Business - The Corporation - Liability for Undercapitalized Subsidiaries.”  Undercapitalized institutions also are subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital restoration plan that otherwise permits such activities.  An institution that is not well capitalized may not accept brokered deposits without prior regulatory approval and will be subject to limitations on interest rates that it offers on its deposits.  In addition, the OCC may, among other things, require an undercapitalized institution to issue securities or other obligations to raise funds to recapitalize the institution or, under certain circumstances, divest one or more of its subsidiaries for such purpose.

The OCC and other Federal banking agencies are authorized by FDICIA to take various enforcement actions against any significantly undercapitalized institution and action may be taken against an institution that fails to submit an acceptable capital restoration plan or fails to implement a capital restoration plan approved by the OCC.  Such actions may include, among other things, prohibiting asset growth or requiring asset reduction, restricting interest rates paid, requiring FRB prior approval of any capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring an election of new directors of the institution and requiring the dismissal of its directors and officers.

Critically undercapitalized institutions may be subject to more extensive control and supervision.  A critically undercapitalized institution may be prohibited from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws or engaging in certain transactions with affiliates.  In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt.  Within 90 days of the date on which an institution becomes critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution’s continued viability.

Deposit Insurance Assessments.  Under FDICIA, the FDIC is required to assess premiums on an insured depository institution’s deposits in order to adequately fund the BIF.  The FDIC has established a risk-based insurance premium assessment system that is used to calculate deposit insurance assessments made on BIF member banks.  Under the assessment system, each insured depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, assessed insurance premiums on its deposits.  Insured depository institutions are required to pay insurance premiums ranging from 0% of insured deposits to 0.27% of insured deposits.  The Bank currently qualifies for the 0% insurance premium assessment.

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation.  Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the “SAIF”).  Prior to January 1, 2000, the Funds Act provided that BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members.  However, beginning January 1, 2000, the Funds Act provided that all BIF- and SAIF- insured institutions must pay FICO assessments at the same rate.  For the first quarter of 2004, FICO rates have been set at .0154% for both BIF and SAIF members.  The FICO assessment rates for both BIF and SAIF members for 2003 were as follows:

Fourth Quarter	.0152%
Third Quarter	.0160%
Second Quarter	.0162%
First Quarter	.0168%

Community Reinvestment Act.  The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued by the OCC  thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets of another bank.  FIRREA requires federal banking agencies to publicly disclose the rating of a bank’s performance under the CRA.  In the case of a bank holding company, the CRA performance record of its subsidiary bank is reviewed in connection with the filing of an application to acquire ownership or control of securities or assets of a bank or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  A less than satisfactory CRA rating can limit the extent to which a bank holding company and its affiliates can take advantage of the expanded range of activities permitted by the GLB Act.

Customer Privacy

Under the GLB Act, federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers.  These rules require each financial institution to establish an information security program and a written plan containing policies and procedures designed to prevent the disclosure of nonpublic information about consumers.  The plan must be adjusted on a continuing basis for changes in technology, the sensitivity of consumer information and internal and external threats to information security.  A financial institution’s policy for protecting nonpublic information about consumers must be disclosed to the customer at the time the customer relationship is established and at least annually thereafter.

Changing Regulatory Structure

Various proposals relating to the regulation of banks and other financial institutions are introduced from time to time by Congress, states and other regulatory authorities.  If enacted or otherwise adopted, any of such proposals could significantly change the regulation of banks and other financial institutions in substantial and unexpected ways.  The Corporation cannot predict whether any such proposals will be enacted or otherwise adopted or, if enacted or adopted, the extent to which such proposals would affect the business, results of operations and financial condition of the Corporation or the Bank.

Monetary Policy and Economic Controls

The business, results of operations and financial condition of the Corporation and the Bank are affected by the policies of regulatory authorities, including the monetary policies of the FRB.  An important function of the FRB is to promote orderly economic growth by influencing interest rates and the supply of money and credit.  Among the methods that have been used by the FRB to achieve this objective are open market operations in United States government securities, control of borrowings at the “discount window,” changes in the discount rate for member bank borrowing, changes in reserve requirements against member bank deposits and certain borrowings by banks and their affiliates and the placement of limitations on interest rates that member banks may pay on time and savings deposits.  FRB monetary policies have materially affected the business, results of operations and financial condition of banks and other financial institutions in the past and are expected to continue to do so in the future.  The Corporation cannot predict the nature of any future monetary policies or the effect that such policies may have on the business, results of operations and financial condition of the Corporation and the Bank.

ITEM 2.     PROPERTIES.

The principal executive offices of the Corporation are located at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107.  The Corporation and the Bank lease space at this address from an unrelated third party through a lease that expires in May 2010.  This banking facility opened in May 2003.

The Camp Bowie office of the Bank is located at 3859 Camp Bowie Boulevard, Fort Worth, Texas.  The Bank owns the building located at this address.

The Downtown office of the Bank is located at 1300 Summit Avenue, Fort Worth, Texas.  The Bank leases space for its Downtown office from a third party under a lease agreement expiring in December 2009.  The Bank also owns a detached motor bank facility at 1401 Summit Avenue.

The Alta Mesa office of the Bank is located at 3000 Alta Mesa Boulevard, Fort Worth, Texas.  The Bank owns the building located at this address.  The Bank uses approximately 20% of the facilities for its operations and leases the remainder of the facilities to others.

The Northeast office and a motor bank facility of the Bank are located at 9001 Airport Freeway, North Richland Hills, Texas.  The Bank leases these facilities from a third party under a lease agreement expiring in April 2008.  The Bank owns a tract of land adjacent to the Northeast office on which it intends to build a new motor bank facility that would be owned by the Bank.

The Fossil Creek office of the Bank is located at 3851 NE Loop 820, Fort Worth, Texas.  The building located at this address is owned by a joint venture between the Bank and an unrelated third party.  The Fossil Creek office occupies approximately 28% of the building pursuant to a long-term lease with the joint venture.

The Davis office of the Bank is located at 8501 Davis Boulevard, North Richland Hills, Texas.  The Bank owns the building at this address.  This banking facility opened in January 2003.

ITEM 3.     LEGAL PROCEEDINGS.

Although the Corporation and the Bank are routinely involved in legal proceedings incidental to their businesses, the Corporation believes that neither it nor the Bank is currently a party to any material legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.  Since May 3, 1993, the Common Stock of the Corporation has traded on the Nasdaq National Market System under the symbol “SBIT.”  The following table sets forth the high and low bid prices for the Common Stock for the periods indicated:

	High	Low

2003 Fiscal Year:
First Quarter	$20.00	$18.86
Second Quarter	25.40	18.95
Third Quarter	28.50	23.47
Fourth Quarter	28.95	26.45

2002 Fiscal Year:
First Quarter	$21.15	$18.00
Second Quarter	25.30	20.30
Third Quarter	24.59	20.22
Fourth Quarter	21.21	18.77

On June 30, 2003, the closing price reported for the Common Stock was $23.48.  The foregoing quotations reflect prices quoted by market makers of the Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Shareholders.  At the close of business on March 1, 2004, there were 587 shareholders of record of the Common Stock.

Dividends.  The Corporation has paid regular cash dividends on the Common Stock on a quarterly basis since 1993.  The following table sets forth the quarterly dividends paid by the Corporation on the Common Stock for the indicated periods:

Dividends Per Share

2003 Fiscal Year:
First Quarter	$0.12
Second Quarter	0.12
Third Quarter	0.14
Fourth Quarter	0.14

2002 Fiscal Year:
First Quarter	$0.12
Second Quarter	0.12
Third Quarter	0.12
Fourth Quarter	0.12

Although the Corporation intends to continue to pay quarterly cash dividends on the Common Stock in the future, there can be no assurance that the Corporation will pay cash dividends in the future or, if paid, that such cash dividends will be comparable to cash dividends previously paid by the Corporation.  The Corporation’s future dividend policy is subject to the discretion of the Board of Directors of the Corporation and will depend upon a number of factors, including the Corporation’s future earnings, financial condition and cash needs, general business conditions and the amount of dividends paid to the Corporation by the Bank.  See “Business - The Corporation - Restrictions on Payment of Dividends” and “Business - The Bank - Restrictions on Payment of Dividends” for additional factors that may limit the ability of the Corporation and the Bank to pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Corporation for the past five years (in thousands except ratios and per share data).  The information set forth below is not necessarily indicative of future results, and should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Corporation’s consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Summary of Earnings:
Interest Income	$38,527	$38,657	$44,497	$47,609	$40,232
Interest Expense	7,437	8,512	15,527	18,870	13,772

Net Interest Income	31,090	30,145	28,970	28,739	26,460
Provision for Loan Losses	880	3,140	1,755	2,606	1,001
Securities Gains (Losses)	230	165	-0-	(2)	(3)
Non-interest Income	5,798	5,302	4,516	3,780	3,883
Non-interest Expense	21,453	18,309	18,265	16,170	15,224

Earnings Before Income Taxes	14,785	14,163	13,466	13,741	14,115
Income Tax Expense	5,017	4,846	4,664	4,765	4,893

Net Income	$9,768	$9,317	$8,802	$8,976	$9,222

Balance Sheet Data (at period-end):
Total Assets	$795,478	$687,733	$635,956	$619,121	$564,786
Investment Securities	195,959	173,512	160,136	149,647	156,440
Loans, Net of Unearned Discount	553,769	469,145	430,754	380,016	355,414
Allowance for Loan Losses	7,784	6,706	6,015	5,399	5,169
Demand Deposits	192,877	167,745	150,040	146,083	128,685
Total Deposits	641,381	581,949	543,803	539,666	480,546
Short Term Borrowings	82,234	37,255	28,366	19,910	32,091
Shareholders’ Equity	68,684	64,938	60,536	55,571	48,709
Per Share Data:
Net Income – Basic	$1.59	$1.50	$1.39	$1.41	$1.44
Net Income – Diluted	1.55	1.46	1.36	1.38	1.39
Book Value - Period-End	11.17	10.58	9.67	8.73	7.66
Dividends Declared and Paid	0.52	0.48	0.44	0.40	0.32
Weighted Average Shares Outstanding (000)	6,161	6,224	6,318	6,364	6,411
Average Common Share Equivalents (000)	156	172	153	160	245
Selected Performance Ratios:
Return on Average Assets	1.32%	1.39%	1.41%	1.54%	1.72%
Return on Average Shareholders’ Equity	14.43	14.74	15.01	17.57	19.66
Dividend Payout Ratio	32.81	32.05	31.61	28.38	22.25
Net Interest Margin (tax equivalent)	4.48	4.80	4.93	5.25	5.31
Efficiency Ratio	57.57	51.26	54.55	49.71	50.14
Asset Quality Ratios:
Non-Performing Loans to Total Loans - Period-End	0.43%	0.46%	0.96%	0.58%	0.69%
Non-Performing Assets to Total Assets - Period-End	0.30	0.50	0.72	0.61	0.78
Allowance for Loan Losses to Total Loans - Period-End	1.41	1.43	1.40	1.42	1.45
Allowance for Loan Losses to Non-Performing Loans - Period-End	324.0	314.0	146.0	247.0	211.0
Net Charge-Offs to Average Loans	(0.04)	0.53	0.28	0.64	0.16
Capital Ratios:
Shareholders’ Equity to Total Assets - Period-End	8.63%	9.44%	9.52%	8.98%	8.62%
Average Shareholders’ Equity to Average Assets	9.15	9.45	9.40	8.74	8.71
Total Risk-based Capital to Risk Weighted Assets - Period-End*	12.70	13.41	14.34	14.97	14.59
Leverage Ratio - Period-End*	8.62	8.96	9.20	8.88	8.77

*Calculated in accordance with Federal Reserve guidelines currently in effect.

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 2003 and 2002 follows (in thousands except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Interest Income	$9,251	$9,547	$9,709	$10,020
Interest Expense	1,816	1,934	1,834	1,853

Net Interest Income	7,435	7,613	7,875	8,167
Provision for Loan Losses	300	240	46	294
Gain on Sale of Securities	-0-	12	89	129
Non-interest Income	1,347	1,586	1,494	1,371
Non-interest Expense	4,797	5,246	5,656	5,754

Earnings Before Income Taxes	3,685	3,725	3,756	3,619
Income Tax Expense	1,252	1,268	1,281	1,216

Net Income	$2,433	$2,457	$2,475	$2,403

Per Share Data:
Net Income:
Basic	$0.39	$0.40	$0.40	$0.39
Diluted	0.39	0.39	0.39	0.38
Dividends Paid	0.12	0.12	0.14	0.14
Stock Price Range:
High	20.00	25.40	28.50	28.95
Low	18.86	18.95	23.47	26.45
Close	19.12	23.48	27.00	27.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Interest Income	$9,549	$9,666	$9,839	$9,603
Interest Expense	2,132	2,199	2,200	1,981

Net Interest Income	7,417	7,467	7,639	7,622
Provision for Loan Losses	545	470	1,350	775
Gain on Sale of Securities	-0-	2	163	-0-
Non-interest Income	1,245	1,330	1,367	1,360
Non-interest Expense	4,638	4,681	4,215	4,775

Earnings Before Income Taxes	3,479	3,648	3,604	3,432
Income Tax Expense	1,193	1,254	1,232	1,167

Net Income	$2,286	$2,394	$2,372	$2,265

Per Share Data:
Net Income:
Basic	$0.37	$0.38	$0.38	$0.37
Diluted	0.36	0.37	0.37	0.36
Dividends Paid	0.12	0.12	0.12	0.12
Stock Price Range:
High	21.15	25.30	24.59	21.21
Low	18.00	20.30	20.22	18.77
Close	20.80	24.29	21.05	19.50

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words, “believe,” “expect,” “anticipate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to the Corporation’s operations, the discussion of allowance for loan losses, litigation, subsequent events and any quantitative and qualitative disclosure about market risk.  The actual results of the Corporation could differ materially from those management expectations.  Further information concerning the Corporation and its business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K are set forth below.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as may be required by applicable law and regulation, the Corporation does not undertake, and specifically disclaims any obligation, to publicly update or revise the such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview.  The Corporation’s business has been conducted primarily through its wholly-owned subsidiaries, the Bank, Summit Delaware Financial Corporation and SIA.  The Bank operates its branch offices in seven locations in Fort Worth.

The Corporation’s results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by the Corporation’s allowance for loan losses, investment activities, loan servicing fees and other fees.  The Corporation’s non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising, data processing expense and other expenses.

Net income for 2003 was $9.8 million, an increase of $0.5 million, or 4.8%, compared to $9.3 million recorded for 2002.  On a weighted average share basis, net income for 2003 was $1.55 per diluted share as compared to $1.46 per diluted share for 2002, an increase of 6.2%.  The increase in earnings during 2003 was primarily due to an increase in net interest income of $1.0 million over 2002.  The increase in net interest income was primarily due to growth in average loans of 8.9%, which more than offset the impact of the low interest rate environment and a declining net interest margin.  The increase in non-interest expenses during 2003 was primarily attributable to strategic investments in new technology, new branches, new support facilities and additional lending staff.  These expenses were offset during 2003 by a significant reduction in the provision for loan losses as compared to 2002.  In 2003, loan recoveries exceeded loan losses, as credit quality and the local economy both continued to improve.

Continuing to reflect an improving economy in the Corporation’s market area, total loans at December 31, 2003 were $553.8 million, which represented an increase of 18.0% over total loans for 2002.  Total funding (deposits and short term borrowings) also experienced growth, increasing 16.9% over the same period to $723.6 million.  Shareholders’ equity was $68.7 million at December 31, 2003, which represented an increase of 5.8% compared to December 31, 2002.

Net income for 2002 was $9.3 million compared to net income of $8.8 million for 2001, an increase of 5.9%.   The increase in net income for 2002 was primarily attributable to merger-related expenses incurred during the first quarter of 2001 when two of the Corporation’s wholly-owned banking subsidiaries were merged.  Net income in 2002 was reduced by an increase in the provision for loan losses, which was primarily due to increased loan charge-offs, as compared to 2001.

The following table shows selected performance ratios over the last three years that management believes to be key indicators of the Corporation’s performance:

	2003	2002	2001

Return on Average Assets (ROAA)	1.32%	1.39%	1.41%
Return on Average Shareholders’ Equity (ROAE)	14.43	14.74	15.01
Shareholders’ Equity to Assets - Average	9.15	9.45	9.40
Dividend Payout Ratio	32.81	32.05	31.61
Net Interest Margin (tax equivalent)	4.48	4.80	4.93
Efficiency Ratio	57.57	51.26	54.55

The return on average assets ratio is calculated by dividing net income by average total assets for the year.   Management believes the Corporation’s return on average assets ratio of 1.32% in 2003 compares favorably to the return on average assets ratio of other financial institutions in the Corporation’s peer group, which was 1.34% in 2003.  The Corporation’s peer group is comprised of other publicly traded bank holding companies headquartered in Texas and was selected by management of the Corporation.

The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the year.  Management believes the Corporation’s return on average shareholders’ equity ratio of 14.43% in 2003 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in the Corporation’s peer group, which was 15.49% in 2003.

The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the year. Management believes the Corporation’s average shareholders’ equity to average assets ratio of 9.15% in 2003 compares favorably to the return on average shareholders’ equity to average asset ratio of other financial institutions in the Corporation’s peer group, which was 8.63% in 2003.

The dividend payout ratio is determined by dividing the total dividends paid by net income for the year.  The Corporation’s dividend payout ratio results in a yield-to-market price return equal to or greater than the Corporation’s peer group.

Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes the Corporation’s net interest margin ratio of 4.48% in 2003 compares favorably to the net interest margin ratio of other financial institutions in the Corporation’s peer group, which was 4.07% in 2003.

The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the year.  The efficiency ratio provides a measure of the extent to which the Corporation’s revenues are absorbed by its non-interest expenses.  Management believes the Corporation’s efficiency ratio of 57.57% in 2003 compares favorably to the average efficiency ratio of other financial institutions in the Corporation’s peer group, which was 59.71% in 2003.

Net Interest Income.  Net interest income is the difference between the interest earned by the Corporation on its earning assets and the interest paid by the Corporation for the funds, primarily deposits, supporting those assets.  The largest category of the Corporation’s earning assets consists of loans to businesses and individuals.  The second largest category of the Corporation’s earning assets is investment securities.  Interest rate fluctuations, as well as changes in the amount and type of earning assets and sources of funds supporting those assets, affect net interest income.  Interest rates primarily are determined by national and international market trends, as well as competitive pressures in the Corporation’s operating markets.  For analytical purposes, income from tax-exempt assets, which consists primarily of securities issued by or loans made to state and local governments, is adjusted by an increment which equates income from tax-exempt assets to income from taxable assets.

Net interest income (tax equivalent) for 2003 was $31.2 million, which represented an increase of $1.0 million, or 3.3%, compared to 2002.  The net increase in net interest income in 2003 reflected a $0.1 million decrease in interest income which was offset by a $1.1 million decrease in interest expense.

The decreases in interest income and interest expense in 2003 were primarily due to decreases in the Corporation’s yield on earning assets and rates paid on its interest-bearing liabilities.  The yield on earning assets decreased to 5.54% for 2003 from 6.15% for 2002, and the rates paid on interest-bearing liabilities decreased to 1.50% for 2003 from 1.91% for 2002.  These decreases resulted in the net interest margin decreasing to 4.48% in 2003 from 4.80% for 2002.  The decreases in the yields earned on earning assets and the rates paid on interest-bearing liabilities reflect the decline in market rates from 2002 to 2003, as measured by the decline in average prime rates over the same period (as published by the Wall Street Journal) of 55 basis points.

The increase in net interest income for 2003 was primarily due to the 8.9% growth in average loans and the 8.2% growth in average deposits during the same period, which offset the 32 basis point decline in net interest margin.  Average demand deposits as a percent of average total deposits increased to 28.4% in 2003 from 27.9% in 2002.

Net interest income (tax equivalent) for 2002 was $30.2 million, which represented an increase of $1.3 million, or 4.4%, compared to 2001.  The net increase in net interest income in 2002 reflected a $5.7 million decrease in interest income which was offset by a $7.0 million decrease in interest expense.

The decreases in interest income and interest expense in 2002 were primarily due to decreases in the Corporation’s yield on earning assets and rates paid on its interest-bearing liabilities.  The yield on earning assets decreased to 6.15% for 2002 from 7.57% for 2001, and the rates paid on interest-bearing liabilities decreased to 1.91% for 2002 from 3.67% for 2001.  These decreases resulted in the net interest margin decreasing to 4.80% in 2002 from 4.93% for 2001.  The decreases in the yields earned on earning assets and the rates paid on interest-bearing liabilities reflect the decline in market rates from 2001 to 2002, as measured by the decline in average prime rates over the same period (as published by the Wall Street Journal) of 224 basis points.

The increase in net interest income for 2002 was primarily due to the 15.0% growth in average loans and the 3.5% growth in average deposits during the same period, which offset the 13 basis point decline in net interest margin.  Average demand deposits as a percent of average total deposits increased to 27.9% in 2002 from 25.5% in 2001.

Summary of Earning Assets and Interest-Bearing Liabilities

Although the year-end detail provides satisfactory indicators of general trends, management believes the daily average balance sheets are more meaningful for analytical purposes than year-end data because averages reflect the day-to-day fluctuations that are common to bank balance sheets.  Average balances for earning assets and interest-bearing liabilities also can be related directly to the components of interest income and interest expense on the consolidated statements of income.  This data provides the basis for analyzing rates earned and paid as well as sources of increases and decreases in net interest income as derived from changes in volumes and rates.  The following table presents average balance sheets for the most recent three years in a format that highlights the Corporation’s earning assets and interest-bearing liabilities over such periods:

	2003			2002			2001

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning Assets:
Federal Funds Sold and Due From Time	$7,912	$81	1.02%	$12,989	$212	1.63%	$44,689	$1,972	4.41%
Investment Securities (Taxable)	179,539	7,106	3.96	150,704	7,046	4.68	139,875	7,966	5.70
Investment Securities (Tax-exempt)(2)	5,779	314	5.43	3,060	177	5.77	231	17	7.36
Loans, Net of Unearned Discount(1)	504,520	31,171	6.18	463,106	31,326	6.76	402,763	34,548	8.58

Total Earning Assets	697,750	38,672	5.54	629,859	38,761	6.15	587,558	44,503	7.57

Other Assets:
Cash and Due From Banks	26,295			25,728			24,259
Other Assets	22,964			19,760			17,922
Allowance for Loan Losses	(7,351)			(6,438)			(5,816)

Total Assets	$739,658			$668,909			$623,923

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts	$193,841	2,108	1.09	$180,060	2,378	1.32	$167,853	4,298	2.56
Savings	119,851	1,581	1.32	112,977	1,909	1.69	101,295	3,367	3.32
Certificates of Deposit under $100,000 and IRA’s	62,938	1,563	2.48	64,042	2,041	3.19	77,968	4,198	5.39
Certificates of Deposit $100,000 or More	59,072	1,551	2.63	48,286	1,542	3.19	56,848	3,061	5.38
Other Time	315	7	2.26	339	11	3.18	723	43	5.91
Other Borrowings	60,156	627	1.04	39,453	631	1.60	18,518	560	3.02

Total Interest-Bearing Liabilities	496,173	7,437	1.50	445,157	8,512	1.91	423,205	15,527	3.67

Other Liabilities:
Demand Deposits	172,784			156,868			138,880
Other Liabilities	3,028			3,695			3,188
Shareholders’ Equity	67,673			63,189			58,650

Total Liabilities and Shareholders’ Equity	$739,658			$668,909			$623,923

Net Interest Income and Margin (T/E Basis)(2)		$31,235	4.48%		$30,249	4.80%		$28,976	4.93%

(1)

Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $1,248,000, $1,097,000 and $928,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2)	Presented on a tax equivalent basis (“T/E”) using a federal income tax rate of 34% in all three years.

Net interest margin was 4.48% for 2003, which represented a decrease of 32 basis points from 2002.  This decrease in net interest margin in 2003 reflected a 61 basis point decrease in yield on earning assets from 2002 to 2003, which was offset by a 41 basis point decrease in rates paid on interest-bearing liabilities from 2002 to 2003.  The decrease in net interest margin also reflected less earned income from the Corporation’s investment in earning assets of its non-interest fundings, demand deposits and shareholders’ equity in 2003 compared to 2002 due to the lower interest rate environment during this period.

Net interest margin was 4.80% for 2002, which represented a decrease of 13 basis points from 2001.  This decrease in net interest margin in 2002 reflected a 142 basis point decrease in yield on earning assets from 2001 to 2002, which was offset by a 176 basis point decrease in rates paid on interest-bearing liabilities from 2001 to 2002.  The decrease in net interest margin also reflected less earned income from the Corporation’s investment in earning assets of its non-interest fundings, demand deposits and shareholders’ equity in 2002 compared to 2001 due to the lower interest rate environment during this period.

With the projected continued low interest rate environment for 2004, it would be expected that the net interest margin would remain in the 4.40% range.

In the event that the Corporation’s average loans continue to grow during 2004 and the Corporation is unable to fund any such growth through the generation of additional deposits, the Corporation may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank, which could have a negative impact on its net interest margin.

The table below analyzes the increase in net interest income on a fully tax equivalent basis for each of the fiscal years ended December 31, 2001 to December 31, 2003.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

	2003 vs. 2002 Increase (Decrease) Due to Changes in:			2002 vs. 2001 Increase (Decrease) Due to Changes in:

(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold and Due From Time	$(83)	$(48)	$(131)	$(1,399)	$(361)	$(1,760)
Investment Securities (Taxable)	1,325	(1,265)	60	617	(1,537)	(920)
Investment Securities (Tax-exempt)	157	(20)	137	208	(48)	160
Loans, Net of Unearned Discount	2,801	(2,956)	(155)	5,176	(8,398)	(3,222)

Total Interest Income	4,200	(4,289)	(89)	4,602	(10,344)	(5,742)

Interest-Bearing Liabilities:
Transaction Accounts & Savings	261	(859)	(598)	701	(4,079)	(3,378)
Certificates of Deposit and Other Time	309	(782)	(473)	(1,232)	(2,476)	(3,708)
Other Borrowings	331	(335)	(4)	633	(562)	71

Total Interest Expense	901	(1,976)	(1,075)	102	(7,117)	(7,015)

Changes in Net Interest Income	$3,299	$(2,313)	$986	$4,500	$(3,227)	$1,273

Net interest income for 2003 increased $1.0 million, or 3.3%, compared to 2002.  In this same period, total interest income decreased 0.2% and total interest expense decreased 12.6%, primarily due to declines in market interest rates.  The increase in net interest income in 2003 was achieved, despite the decline in market rates, due to the 8.9% growth in average loans and the 8.2% growth in average deposits over 2002.

Net interest income for 2002 increased $1.3 million, or 4.4%, compared to 2001.  In this same period, total interest income decreased 12.9% and total interest expense decreased 45.2%, primarily due to declines in market interest rates.  The increase in net interest income in 2002 was achieved, despite the decline in market rates, due to the 15.0% growth in average loans and the 3.5% growth in average deposits over 2001.

Non-interest Income.  Non-interest income is an important contributor to net income.  The major component of the Corporation’s non-interest income is various charges and fees earned by the Corporation on deposit accounts and related services.  The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

	2003		2002		2001

	Amount	% Change	Amount	% Change	Amount

Service Charges on Deposit Accounts	$3,443	17.3%	$2,934	22.3%	$2,400
Non-recurring Income	-0-	(100.0)	51	100.0	-0-
Gain on Sale of Investment Securities	230	39.4	165	100.0	-0-
Other Non-interest Income	2,355	1.6	2,317	9.5	2,116

Total Non-interest Income	$6,028	10.3%	$5,467	21.1%	$4,516

Non-interest income for 2003 was $6.0 million, which represented an increase of $0.6 million, or 10.3%, compared to 2002.  Service charges on deposits increased in 2003 primarily as a result of an increase in insufficient funds charges on deposit accounts and an increase in account analysis income on commercial accounts due to the reduction in the earnings credit rate on those accounts.  The increase in other non-interest income in 2003 was primarily due to an increase in income from ATM fees, mortgage brokerage fees and insurance sales commissions.  Mortgage brokerage fees increased during 2003 primarily as a result of the low interest rate environment and its impact on new mortgage originations and mortgage re-financings.  Insurance sales commissions were derived from SIA, which was formed in 2003, and totaled $35,000 in 2003.  The Corporation derived $419,000 of revenues in 2003 from the sale of investment brokerage services.

Non-interest income for 2002 was $5.5 million, which represented an increase of $1.0 million, or 21.1%, compared to 2001.  Non-recurring income of $51,000 for 2002 resulted from the sale of common stock previously held in Other Assets as an asset taken in satisfaction of debt.  Mortgage brokerage fees increased during 2002 primarily as a result of the low interest rate environment and its impact on new mortgage originations and mortgage re-financings.  The Corporation derived $417,000 of revenues in 2002 from the sale of investment brokerage services.

Non-interest Expense.  Non-interest expense includes all expenses of the Corporation other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

	2003		2002		2001

	Amount	% Change	Amount	% Change	Amount

Salaries and Employee Benefits	$12,926	16.7%	$11,078	4.9%	$10,564
Occupancy Expense - Net	1,734	52.6	1,136	(12.2)	1,294
Furniture and Equipment Expense	1,877	19.0	1,577	7.1	1,472
Other Real Estate Owned and Foreclosed Asset Expense - Net	(4)	—	234	4.5	224
Merger Related Expense	-0-	—	-0-	(100.0)	598
Other Expenses:
Business Development	762	(4.4)	797	8.6	734
Insurance - Other	232	17.8	197	52.7	129
Legal and Professional Fees	688	(11.1)	774	22.1	634
Item Processing	672	130.1	292	(13.4)	337
Taxes - Other	64	(22.9)	83	(33.6)	125
Postage and Courier	368	2.8	358	2.9	348
Printing and Supplies	435	23.2	353	(2.5)	362
Regulatory Fees and Assessments	250	4.6	239	(2.0)	244
Other Operating Expenses	1,449	21.7	1,191	(0.8)	1,200

Total Other Expenses	4,920	14.8	4,284	4.2	4,113

Total Non-interest Expense	$21,453	17.2%	$18,309	0.2%	$18,265

Total non-interest expense increased $3.1 million, or 17.2%, in 2003 over 2002 reflecting increases in salaries and benefits, occupancy and equipment expenses, insurance expenses, item processing expenses, supplies expenses and other miscellaneous expenses.  Total non-interest expense increased $44,000, or 0.2%, in 2002 over 2001 reflecting increases in salaries and benefits, equipment expenses, business development expenses, insurance expenses and legal and professional expenses, which were offset by the merger related expenses incurred in 2001 relating to the merger of the Corporation’s two wholly-owned subsidiaries.  As a percent of average assets, total non-interest expenses were 2.90%, 2.74% and 2.93% in 2003, 2002 and 2001, respectively.

The increase in salaries and employee benefits for 2002 and 2003 were due to salary merit increases, additions to staff, employee bonus expenses and increases in the cost of employee insurance.  In 2003 and 2001, the bonus expense was $0.8 million and $0.5 million, respectively.  In 2002, the Corporation did not pay incentive bonuses to its employees, nor did it pay merit increases to its executives at the Vice President level and above.  The average number of full-time equivalent employees increased in 2003 and 2002 by 11.6 and 16.0, respectively, to an average full-time equivalent staff of 213.1 and 201.5, respectively.  At year-end 2003, the full-time equivalent staff was 225 as compared to 205 at the same time during 2002.  These increases include the addition of seven new lenders, a chief technology officer and staffing to support two new branch facilities.

The increase in occupancy expense in 2003 was due to the addition of two new branch facilities and the relocation and centralization of the administrative, credit and data processing departments into a new facility which was leased beginning in May 2003.  The majority of the increase in occupancy expense from 2002 to 2003 is in lease cost which increased $0.4 million during 2003.

The increase in equipment expense in 2003 was primarily related to an increase in depreciation expense due to a 62.7% increase in furniture and equipment assets during 2003.  The increase in 2003 also included the full year impact of the investment in new hardware and software related to a core system data processing conversion made in October 2002, the cost of equipment added in the new branches and the new facility for the support functions mentioned above and the cost of a new telephone system.  The increase in equipment expense in 2002 was primarily related to an increase in depreciation expense due to a 38.2% increase in furniture and equipment assets during 2002.  This increase in 2002 also included the investment in new hardware and software discussed above.

The increase in expenses for business development in 2002 were primarily associated with advertising cost related to the continuation of a name/brand identity advertising campaign launched after the merger of the Corporation’s two wholly-owned subsidiaries in 2001 and certain deposit product advertising campaigns launched in 2002.

Insurance expense increased in 2003 and 2002 primarily due to the additional cost of directors and officers liability insurance which increased $50,000 and $35,000, respectively, during 2003 and 2002.

The increase in legal and professional fees expense in 2002 was primarily related to increases during the year in classified loans and costs incurred for product development.

The increase in item processing expense in 2003 was related to the full year impact of the October 2002 core system data processing conversion.

The increase in supplies expense in 2003 was related to the initial starting cost of the two new branches and new forms required due to the centralization of departments to a new facility.

The increase in other miscellaneous expense in 2003 was due to a $319,000 insurance settlement received during 2002 related to other foreclosed assets.

Federal Income Tax Expense.  The Corporation has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  See Note 10 of the Notes to Consolidated Financial Statements for details of tax expense.  The Corporation expensed $5,017,000, $4,846,000 and $4,664,000 for federal income taxes for the years ending December 31, 2003, 2002 and 2001, respectively.  These amounts resulted in an effective tax rate of 34.0% for 2003, 34.2% for 2002 and 34.6% for 2001.  The Corporation’s effective tax rate has steadily declined primarily due to an increase in investments in tax-exempt assets.

Investment Securities.  The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 2003, all of which are classified as Available-for-Sale (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of this designation), by stated maturity and with the weighted average interest yield for each range of maturities.  The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

	December 31, 2003

	Due 1 Year or Less		Due 1 to 5 Years		Due 5 to 10 Years		Due After 10 Years

(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total

U.S. Government Agencies and Corporations	$29,515	5.10%	$70,758	3.64%	$18,513	3.69%	$-0-	—%	$118,786
U.S. Government Agency Mortgage Backed Securities	-0-	—	-0-	—	23,518	3.95	38,175	3.92	61,693
Obligations of States and Political Subdivisions	100	4.69	2,572	4.89	4,180	5.36	-0-	—	6,852
Other Securities	-0-	—	-0-	—	-0-	—	7,586	2.87	7,586

Total	$29,615	5.10%	$73,330	3.68%	$46,211	3.97%	$45,761	3.75%	$194,917

The yield on the investment securities portfolio of the Corporation at December 31, 2003 was 3.98% and the weighted average life of the portfolio on that date was approximately 3.7 years.  At December 31, 2002, the yield of the portfolio was 4.42% and the weighted average life was 2.3 years.  The average life of the portfolio increased during 2003 as a majority of securities purchased in 2003 had somewhat longer final maturities than previous purchases.  Also, many of the purchases were in the mortgage backed security category which provided a higher yield than treasuries and agencies.  As of December 31, 2003, there was a net unrealized gain of $1,042,000 in the portfolio, or 0.5% of the amortized cost of those securities.

The following table summarizes the book and fair value of investment securities held by the Corporation as of December 31 for the past three years (in thousands):

	December 31,

	2003	% of Total	2002	% of Total	2001	% of Total

U.S. Treasury Securities	$-0-	—%	$1,018	0.6%	$6,207	3.9%
U.S. Government Agencies and Corporations	120,024	61.2	124,786	71.9	131,149	81.9
U.S. Government Agency Mortgage Backed Securities	61,243	31.3	38,157	22.0	19,822	12.4
Obligations of States and Political Subdivisions	7,068	3.6	4,899	2.8	1,616	1.0
Other Securities	7,624	3.9	4,652	2.7	1,342	0.8

Total	$195,959	100.0%	$173,512	100.0%	$160,136	100.0%

In 2003, approximately $125.6 million of investment securities were sold, resulting in $230,000 of gains from these sales.  In 2002, approximately $143.4 million of investment securities were sold, resulting in $165,000 of gains from these sales.

Loans.  The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

	December 31,

	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total	1999	% of Total

Commercial and Industrial	$219,805	39.7%	$195,120	41.6%	$184,716	42.9%	$167,818	44.2%	$156,847	44.2%
Real Estate -Commercial	159,082	28.7	130,755	27.9	107,600	25.0	94,066	24.7	85,825	24.1
Real Estate -Residential	67,635	12.2	48,447	10.3	44,522	10.3	37,996	10.0	34,771	9.8
Real Estate -Construction	74,069	13.4	59,941	12.8	60,548	14.1	47,183	12.4	43,875	12.3
Loans to Individuals, Net of Unearned Discount	33,178	6.0	34,882	7.4	33,368	7.7	32,953	8.7	34,096	9.6

Total Loans, Net of Unearned Income	$553,769	100.0%	$469,145	100.0%	$430,754	100.0%	$380,016	100.0%	$355,414	100.0%

The preceding loan distribution table reflects that total loans increased $84.6 million, or 18.0%, from 2002 to 2003, and $38.4 million, or 8.9%, from 2001 to 2002.  Although these dollar increases were significant, the Corporation is continuing to apply stringent credit criteria on all loan applications.  At December 31, 2003, 2002 and 2001, loans represented 86.3%, 80.6% and 79.2%, respectively, of deposits, reflecting a somewhat slower growth in deposits compared to loans over such periods.  At December 31, 2003, 2002 and 2001, average loans represented 82.9%, 82.3% and 74.1%, respectively, of average deposits.

The commercial loan customers of the Corporation are primarily small to medium-sized businesses and professionals and executives.  The Corporation offers a variety of commercial loan products that include revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment.  Generally, these commercial loans have floating rates of interest with terms of maturity of three years or less.

A significant portion of the Corporation’s commercial real estate mortgage portfolio in 2003 and 2002 represented loans to finance owner-occupied real estate.  The growth in 2003 and 2002 was partially attributable to significant new customer relationships formed during those years.  At December 31, 2003 and 2002, $109 million and $94 million of loans, respectively, approximately 69% and 72%, respectively, of the commercial real estate mortgage portfolio, had been made for this purpose.  At December 31, 2003 and 2002, approximately 52% and 53%, respectively, of the loans in the commercial real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms at five to seven years and/or rate adjustment clauses.

Real estate construction loans are made primarily to finance construction of single family residences in the Corporation’s market area of Tarrant County, Texas.  Construction loans generally are secured by first liens on real estate and have floating interest rates.  The Corporation’s lending activities in this area are primarily with borrowers that have been in the building trade for many years and with which the Corporation has long standing relationships.  The Corporation’s lending officers meet quarterly with consultants that carefully track the residential building activities within the market.  The Corporation will adjust its construction lending activities based on the trends of housing starts and absorption rates in the market.

The Corporation also lends to consumers for purchases of various consumer goods, such as automobiles and boats, and for home improvements.  The terms of these loans typically are five years or less and are well secured with liens on products purchased or other assets.  These loans are primarily made to customers who have other relationships with the Corporation.  The Corporation does not issue credit cards and does not have any credit card loans outstanding.

As of December 31, 2003 and 2002, the Corporation had no concentration, by Standard Industrial Classification Code (“SIC”), in any single industry that exceeded 10% of total loans at such dates.

The following table presents commercial loans and real estate construction loans at December 31, 2003, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and Industrial	$173,865	$35,203	$10,737	$219,805
Real Estate - Construction	67,985	3,308	2,776	74,069

Totals	$241,850	$38,511	$13,513	$293,874

Of the loans maturing after one year, all have fixed rates of interest, with many having rate adjustment clauses during the remaining term of the loan that allow for periodic adjustments to rates.

Allowance for Loan Losses.  Each loan carried by the Corporation involves some degree of inherent risk.  This risk is reflected in the consolidated financial statements through the provision for loan losses and the allowance for loan losses.

The allowance for loan losses represents the amount which, in management’s judgment, will be adequate to absorb future charge-offs of existing loans that may become uncollectible.  Loans, or portions thereof, are charged against the allowance when management believes that full collection of the principal and interest is unlikely, and subsequent recoveries, if any, are credited to the allowance when received.  Adjustments to the allowance for loan losses are reported in the period during which such adjustments become known or are reasonably estimable.

The allowance for loan losses is established through charges to income in the form of a provision for loan losses when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected.  The amount of the provision for loan losses is a reflection of management’s judgment as to the adequacy of the allowance for loan losses and is based upon management’s evaluation of a number of factors, including past loan loss experience, current and projected economic conditions, delinquency ratios and management’s review of the value of discounted cash flows associated with impaired loans.

The Corporation has adopted Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”), as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure” (“SFAS No. 118”).  These standards specify how allowances for certain impaired loans should be determined and the accounting for in-substance foreclosures.

The following table presents average loans, net of unearned income, and an analysis of the allowance for loan losses (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001	2000	1999

Average Loans Outstanding	$504,520	$463,106	$402,763	$373,997	$331,963

Analysis of Allowance for Loan Losses:
Balance, Beginning of Year	$6,706	$6,015	$5,399	$5,169	$4,724

Charge-Offs:
Commercial and Industrial	351	2,330	1,280	2,429	376
Real Estate - Mortgage	31	213	4	-0-	3
Real Estate - Construction	-0-	10	-0-	-0-	230
Loans to Individuals	157	268	123	171	118

Total Charge-Offs	539	2,821	1,407	2,600	727

Recoveries:
Commercial and Industrial	595	296	80	140	93
Real Estate - Mortgage	79	22	164	10	44
Real Estate - Construction	-0-	-0-	-0-	-0-	-0-
Loans to Individuals	63	54	24	74	34

Total Recoveries	737	372	268	224	171

Net (Recoveries) Charge-Offs	(198)	2,449	1,139	2,376	556

Provision Charged to Operating Expense	880	3,140	1,755	2,606	1,001

Balance, End of Year	$7,784	$6,706	$6,015	$5,399	$5,169

Ratio of Net (Recoveries) Charge-Offs to Average Loans Outstanding	(0.04)%	0.53%	0.28%	0.64%	0.16%

The decrease in provision for loan losses in 2003 from 2002 primarily reflected a continued improvement in asset quality (in part due to the performance of a Chief Credit Officer employed by the Corporation in the third quarter of 2001 who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio), improvement in the local economy and a higher loan charge-off rate in 2002 compared to 2003.  In 2003, no single loan greater than $135,000 was charged-off.

The increase in provision for loan losses in 2002 from 2001 primarily reflected a higher loan charge-off rate in 2002 compared to 2001, which was due in part to the general slowdown in the local and national economies and the rapid growth of the Corporation during that period.  In 2002, no single loan greater than $550,000 was charged-off.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

	December 31,

	2003	2002	2001	2000	1999

Total Loans	$553,769	$469,145	$430,754	$380,016	$355,414
Allowance for Loan Losses	7,784	6,706	6,015	5,399	5,169
Allowance for Loan Losses as a Percent of Total Loans	1.41%	1.43%	1.40%	1.42%	1.45%
Allowance for Loan Losses as a Percent of Non-Performing Loans	331.0	314.0	146.0	247.0	211.0

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 19 for the percent of specific types of loans to total loans:

	December 31,

	2003		2002		2001		2000		1999

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Allowance For Loan Losses:
Commercial and Industrial	$3,087	39.7%	$3,231	48.2%	$3,336	55.5%	$2,066	38.3%	$2,686	52.0%
Real Estate - Mortgage	2,215	28.5	1,697	25.3	1,613	26.8	1,095	20.3	1,050	20.3
Real Estate - Construction	646	8.3	493	7.4	635	10.6	381	7.1	371	7.2
Loans to Individuals	387	5.0	411	6.1	365	6.0	374	6.9	375	7.3
Unallocated Portion	1,449	18.5	874	13.0	66	1.1	1,483	27.4	687	13.2

Total	$7,784	100.0%	$6,706	100.0%	$6,015	100.0%	$5,399	100.0%	$5,169	100.0%

The allocations are comprised of specific allocations that are determined by providing specific reserves against each loan that is “criticized” (as defined on page 29 under “Critical Accounting Policies”) as being weak, plus a general allocation against the remaining balance of the portfolio based on experience factors.  Management of the Corporation believes that the allowance for loan losses at December 31, 2003 is adequate to cover losses inherent in the portfolio.  There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to, or exceed, the size of the current allowance.  The total allowance is available to absorb losses from any loan.

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

Renegotiated loans are loans on which the interest and/or the principal has been reduced due to a deterioration in the borrower’s financial condition.  Even though these loans are actually performing, they are included in non-performing assets because of the loss of revenue related to the reduction of interest and/or principal.

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

Other foreclosed assets are other types of collateral (such as autos, shares of stock and equipment) acquired through foreclosure or through partial settlement of debts which are awaiting sale and disposition.  At the time of acquisition, other foreclosed assets are recorded at the lower of estimated fair value or the loan balance or settlement agreement with any write-down charged to the allowance for loan losses.  Any further write-downs, expenses related to the asset and any gain or loss resulting from the sale of the asset are recorded in current operating expenses.

The Corporation is required, by the regulatory authorities, to have other real estate and other foreclosed assets evaluated periodically.  In the event the new evaluation value is less than the carrying value of the property, the excess is written off to expense.  Some properties or foreclosed assets are written down below their evaluation values when management feels the economic value has declined below the evaluation value.

The following table summarizes the non-performing assets and loans 90 days past due and still accruing (dollars in thousands):

	December 31,

	2003	2002	2001	2000	1999

Non-accrual Loans	$2,351	$2,135	$4,115	$2,182	$2,450
Renegotiated Loans	-0-	-0-	-0-	-0-	3
Other Real Estate & Other Foreclosed Assets	-0-	1,268	444	1,595	1,947

Total Non-Performing Assets	$2,351	$3,403	$4,559	$3,777	$4,400

As a Percent of:
Total Assets	0.30%	0.49%	0.72%	0.61%	0.78%
Total Loans and Other Real Estate & Other Foreclosed Assets	0.42	0.72	1.06	0.99	1.23
Loans Past Due 90 Days or More and Still Accruing	$55	$16	$16	$10	$-0-

Non-accrual loans at December 31, 2003, were comprised of $1,763,000 in commercial loans, $388,000 in real estate mortgages, $65,000 in interim construction loans and $135,000 in consumer loans.  There was no Other Real Estate and Other Foreclosed Assets as of December 31, 2003.

Non-accrual loans at December 31, 2002, were comprised of $1,463,000 in commercial loans, $473,000 in real estate mortgages and $199,000 in consumer loans.  Other Real Estate and Other Foreclosed Assets included one office building, one residential property and a motor home.

The impact on interest income from the above referenced non-accrual loans and renegotiated loans for the past five years is provided below (in thousands):

	Years Ended December 31,

	2003	2002	2001	2000	1999

Gross Amount of Interest That Would Have Been Recorded at Original Rate	$162	$171	$340	$600	$427
Interest Included in Income	75	99	195	206	68

Interest Not Recorded in Income	$87	$72	$145	$394	$359

Loans are graded on a system similar to that used by the banking industry regulators (as described on page 29 under “Critical Accounting Policies”).  In addition to the above grading system, the Corporation maintains a separate “watch list” which further aids the Corporation in monitoring loan quality.  Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful (which are defined later in this section).

An independent third party loan review was completed in late 2003.  In addition, a regulatory examination was completed in early 2003.  Based on the findings of these reviews and exams, management considers the loan portfolio to be adequately reserved.

Criticized loans, loans classified as OAEM, Substandard or Doubtful as noted on page 29, have increased since 2000.  A significant portion of this increase is due to enhanced classification procedures and the performance of the Chief Credit Officer employed by the Corporation in the third quarter of 2001 to assist in monitoring loan quality.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	December 31,

	2003	2002	2001	2000	1999

Non-Performing Loans	$2,351	$2,135	$4,115	$2,182	$2,453
Criticized Loans	27,737	23,067	24,879	11,536	11,804
Allowance for Loan Losses	7,784	6,706	6,015	5,399	5,169
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	331.0%	314.0%	146.0%	247.0%	211.0%
Criticized Loans	28.0	29.0	24.0	47.0	44.0

Deposits.  The primary source of the Corporation’s funds is deposits.  The majority of the Corporation’s deposits are considered “core” deposits.  Core deposits are those that are not subject to material changes due to customer withdrawal because of market rate changes.  Average demand deposits increased $15.9 million, or 10.1%, from 2002 to 2003, and increased $18.0 million, or 13.0%, from 2001 to 2002.  Average demand deposits represented 28.4% and 27.9% of total deposits during 2003 and 2002, respectively.  Average interest-bearing deposits increased $30.3 million, or 7.5%, from 2002 to 2003, and increased $1.0 million, or 0.2%, from 2001 to 2002.  The deposit types’ daily average balance and related average rates paid during each of the last three years are as follows (dollars in thousands):

	2003		2002		2001

	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Noninterest-Bearing Demand Deposits	$172,784		$156,868		$138,880
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts	193,841	1.09%	180,060	1.32%	167,853	2.56%
Savings	119,851	1.32	112,977	1.69	101,295	3.32
Certificates of Deposit under $100,000 and IRA’s	62,938	2.48	64,042	3.19	77,968	5.39
Certificates of Deposit of $100,000 or More	59,072	2.63	48,286	3.19	56,848	5.38
Other Time Deposits	315	2.26	339	3.18	723	5.90

Total Interest-Bearing Deposits	436,017	1.56%	405,704	1.94%	404,687	3.70%

Total Deposits	$608,801		$562,572		$543,567

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2003, 2002 and 2001 is presented below (in thousands):

Maturity	2003	% of Total	2002	% of Total	2001	% of Total

3 months or less	$10,598	16.8%	$12,076	23.2%	$19,522	41.0%
3 to 6 months	11,799	18.7	9,962	19.2	12,405	26.0
6 to 12 months	13,583	21.5	14,808	28.4	13,527	28.4
Over 12 months	27,119	43.0	15,204	29.2	2,190	4.6

The shift, reflected in the above table, toward longer maturities from 2001 to 2003 is due to the Corporation paying a premium on certificates of deposit with three year maturities to offset some of the loan growth with similar maturities during this period.

Borrowings.  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  These borrowings are with significant commercial customers of the Corporation that require short-term liquidity for their funds.  Information relating to these borrowings for the last three years is summarized as follows (dollars in thousands):

	December 31,

	2003	2002	2001

Securities Sold Under Repurchase Agreements:
Average Balance	$26,850	$20,141	$17,470
Year-End Balance	32,234	22,955	14,816
Maximum Month-End Balance During Year	32,234	29,560	20,374
Interest Rate:
Average	0.31%	0.87%	2.94%
Year-End	0.44	0.59	0.75
Federal Home Loan Bank Advances:
Average Balance	$30,532	$17,989	$452
Year-End Balance	50,000	14,300	5,000
Maximum Month-End Balance During Year	50,000	25,000	5,000
Interest Rate:
Average	1.65%	2.37%	2.23%
Year-End	1.52	2.41	1.92
Federal Funds Purchased:
Average Balance	$2,774	$1,178	$567
Year-End Balance	-0-	-0-	8,550
Maximum Month-End Balance During Year	7,200	8,650	8,550
Interest Rate:
Average	1.41%	2.03%	2.76%
Year-End	-0-	-0-	1.92

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.  At December 31, 2003, $50.0 million of borrowings were outstanding under the line of credit at an average rate of 1.52%, $45.0 million of which matures during 2004 and $5.0 million of which matures in April 2005.  For the year ended December 31, 2003, the Corporation had average borrowings of $30.5 million.  The increase in FHLB borrowings late in 2003 coincided with the significant increase in loans during the fourth quarter.  At December 31, 2002, the Corporation had $12.0 million of borrowings outstanding under the line of credit at an average rate of 2.11% plus the Corporation had $2.3 million borrowed under a match funding agreement with the Federal Home Loan Bank at a rate of 4.41% which matured in 2003.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations.  The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2003 (dollars in thousands).  Payments for borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.  Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More Than 1 Year But Less Than 3 Years	3 Years or More But Less Than 5 Years	5 Years or More	Total

Contractual Obligations:
Federal Home Loan Bank Advances	$45,000	$5,000	$-0-	$-0-	$50,000
Operating Leases	926	1,880	1,795	2,406	7,007
Deposits with Stated Maturity Dates	74,210	45,045	6,435	-0-	125,690

	120,136	51,925	8,230	2,406	182,697
Other Commitments:
Loan Commitments	121,991	11,710	3,243	8,833	145,777
Standby Letters of Credit	6,128	106	-0-	-0-	6,234

	128,119	11,816	3,243	8,833	152,011
Total Contractual Obligations and Other Commitments	$248,255	$63,741	$11,473	$11,239	$334,708

In the normal course of business, the Corporation enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets.  The Corporation enters into these transactions to meet the financing needs of its customers.  These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Corporation enters into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Corporation’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding.  The Corporation minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.  Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment.  The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment.  If the commitment is funded, the Corporation would be entitled to seek recovery from the customer.  The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Interest Rate Sensitivity.  The objectives of monitoring and managing the interest rate risk of the balance sheet are to contribute to earnings by minimizing adverse changes in net interest income as a result of changes in the direction and level of interest rates and to provide liquidity to satisfy cash flow requirements to meet customers’ fluctuating demands.

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

A mix of earning assets and interest-bearing liabilities in which relatively equal volumes reprice each period represents a matched interest sensitivity “GAP” position; any excess of these assets or liabilities results in an interest sensitive GAP.

The following table, commonly referred to as a “static GAP report,” indicates the interest rate sensitivity position at December 31, 2003 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Due in 30 Days Or Less	Due in 31-180 Days	Due in 181 Days to One Year	Total Rate Sensitive	Repriced After 1 Year or Non-Rate Sensitive	Total

Earning Assets:
Loans	$275,703	$41,653	$34,406	$351,762	$202,007	$553,769
Investment Securities	11,675	24,297	17,062	53,034	142,925	195,959
Federal Funds Sold & Due
From Time	1,336	-0-	-0-	1,336	-0-	1,336

Total Earning Assets	288,714	65,950	51,468	406,132	344,932	751,064
Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	322,814	-0-	-0-	322,814	-0-	322,814
Certificates of Deposit of under $100,000 and IRA’s	3,430	20,164	14,420	38,014	24,261	62,275
Certificates of Deposit of $100,000 or More	2,196	20,201	13,583	35,980	27,119	63,099
Other Time Deposits	150	-0-	66	216	100	316
Short Term Borrowings	37,234	10,000	30,000	77,234	5,000	82,234

Total Interest-Bearing Liabilities	365,824	50,365	58,069	474,258	56,480	530,738

Interest Sensitivity GAP	$(77,110)	$15,585	$(6,601)	$(68,126)	$288,452	$220,326

Cumulative GAP	$(77,110)	$(61,525)	$(68,126)

Periodic GAP To Total Assets	(9.69)%	1.96%	(0.83)%
Cumulative GAP To Total Assets	(9.69)%	(7.73)%	(8.56)%

In the preceding table under the “Repriced after 1 Year or Non-Rate Sensitive” category, $44.7 million in investment securities will reprice or mature within one to three years and another $58.5 million will reprice or mature within three to five years.  The average maturity of the investment portfolio is approximately 3.7 years.  Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

The preceding static GAP report reflects a cumulative liability sensitive position during the one year horizon.  An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general.  For instance, the rate paid on certain interest-bearing transaction accounts typically adjust less quickly than the three month T-Bill.  Management attempts to capture this relative volatility by utilizing a simulation model with a “beta factor” adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by the Corporation’s management to the earning assets and interest-bearing liabilities in the static GAP report via a simulation model, the Corporation’s cumulative GAP to total assets ratio at one year of (8.56%) was reversed to a positive 20.48% “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

In addition to GAP analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively.  Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio.  Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts.  Based on the December 31, 2003 simulation analysis, it is estimated that a 100 basis point rise in interest rates over the next 12 month period would have an impact of approximately 4.6% on net interest income for the period, while a 100 basis point decline in interest rates over the same period would have an impact of approximately (7.9%) on net interest income for the period.  These varying results are primarily a product of the manner in which interest rates on demand, money market and savings deposits change.  The Corporation has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.  This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.  The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates.  Accordingly, this analysis is not intended to be and does not provide a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects certain spreads and margins for the past three years:

	2003	2002	2001

Yield on Earning Assets (T/E)	5.54%	6.15%	7.57%
Cost of Funds	1.50	1.91	3.67
Net Interest Spread (T/E)	4.04	4.24	3.90
Net Interest Margin (T/E)	4.48	4.80	4.93

T/E = Tax Equivalent

Capital Resources.  At December 31, 2003, shareholders’ equity totaled $68.7 million, an increase of $3.7 million, or 5.8%, compared to 2002. This increase reflected an increase in retained earnings offset by the impact of repurchases of shares of Common Stock of the Corporation.  In 2003, the Corporation repurchased $1.0 million of Common Stock.  At December 31, 2002, shareholders’ equity totaled $64.9 million, an increase of $4.4 million, or 7.3%, compared to 2001.  This increase reflected an increase in retained earnings offset by the impact of repurchases of shares of Common Stock of the Corporation.  In 2002, the Corporation repurchased $3.4 million of Common Stock.  The ability of the Corporation to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the SEC.

The Corporation and the Bank are subject to capital adequacy guidelines established by the FRB and other regulatory authorities.  See “Business - The Corporation - Capital Adequacy Requirements,” “Business - The Bank - Capital Adequacy Requirements” and Note 19 of the Notes to Consolidated Financial Statements for additional information regarding levels of required capital and risk weighted assets and other information relating to the capital adequacy guidelines.  The table below illustrates the Corporation’s and the Bank’s compliance with the capital adequacy guidelines as of December 31, 2003 and 2002 (dollars in thousands):

	December 31, 2003		December 31, 2002

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$795,478	$795,468	$687,733	$687,719
Risk Weighted Assets	594,044	594,042	510,639	510,625

Equity Capital (Tier 1)	$67,996	$67,822	$62,076	$61,403
Qualifying Allowance For Loan Losses	7,430	7,430	6,387	6,387

Total Capital	$75,426	$75,252	$68,463	$67,790

Leverage Ratio	8.62%	8.60%	8.96%	8.96%
Risk Capital Ratio:
Tier 1 Capital	11.45%	11.42%	12.16%	12.02%
Total Capital	12.70	12.67	13.41	13.28

The Corporation had an unrealized gain on Available-for-Sale securities, net of deferred taxes, of $0.7 million and $2.9 million as of December 31, 2003 and 2002, respectively.  Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital.   The decline in the percentages between the years is primarily due to the growth in loans during 2003.  Loans are generally classified in the 100% risk category for the purpose of these calculations.

As of December 31, 2003 and 2002, the Corporation and the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of FDICIA.  See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding these classifications.

Liquidity.  Liquidity is defined as the Corporation’s ability to meet deposit withdrawals, provide for the legitimate credit needs of customers and take advantage of certain investment opportunities as they arise.  While maintaining adequate liquid assets to fulfill these functions, it must also maintain compatible levels of maturity and rate concentrations between its sources of funds and earning assets.  The liability structure of the Corporation is short-term in nature and the asset structure is likewise oriented towards short maturities.

The Corporation’s primary “internal” sources of liquidity consist of the federal funds that it sells and its portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $13.0 million, or 1.6%, of total assets as of December 31, 2003.  Additionally, the Corporation’s ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

The liquidity of the Corporation is enhanced by the fact that 90.1% of its total deposits at December 31, 2003 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Also, the Corporation’s loan to deposit ratio averaged 82.9% for the year.

In the event that the Corporation’s average loans continue to grow during 2004 and the Corporation is unable to fund any such growth through the generation of additional deposits, the Corporation may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, the Corporation’s business, results of operations and financial condition could be negatively impacted.

The Corporation’s income, which provides funds for the payment of dividends to shareholders and for other corporate purposes, is derived from its investment in the Bank.

Impact of Inflation.  The effects of inflation on the local economy and on the Corporation’s operating results have been relatively modest for the past several years.  Since substantially all of the Corporation’s assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates.  The Corporation attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

Subsequent Events.  The Corporation signed a definitive agreement on February 5, 2004 to acquire ANB Financial Corporation, the parent company of Arlington National Bank.  This acquisition allows the Corporation to expand its presence into the Arlington, Texas market in Tarrant County.  The Corporation will assume approximately $55 million in loans and $80 million in deposits from ANB Financial Corporation.  Completion of the acquisition is expected to occur during the second quarter of 2004, following regulatory approval, at which time the four Arlington locations will become branches of Summit Bank, N.A.  Management does not expect the pending acquisition to be accretive to the Corporation’s net income for its fiscal year ending December 31, 2004.  Management expects that anticipated benefits from the pending acquisition will be realized by the Corporation initially in its fiscal year ending December 31, 2005.

Critical Accounting Policies.  The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Corporation has identified its policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  The Corporation, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved this critical accounting policy, which is further described under the caption “Loans and Allowance for Loan Losses” in Note 1 (“Summary of Significant Accounting Policies”) to the Financial Statements.

The amount maintained in the allowance reflects management’s continuing assessment of the potential losses inherent in its loan portfolio based on evaluations of industry concentrations, specific credit risks, current loan portfolio quality, present and future economic, political and regulatory conditions and unidentified losses generally associated with bank lending inherent in its current loan portfolio.  In making these evaluations, management and the Loan Committee take into account past loan loss experience, delinquency ratios and the analysis of third party loan review specialists.

The allocation of the allowance is determined by providing specific reserves against each loan that is “criticized” as being weak plus a general allocation against the remaining balance of the portfolio based on experience factors.  The loans are graded on a system similar to that used by the banking industry regulators.  The first level of criticized loans is “Other Assets Especially Mentioned” (OAEM).  These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank’s credit position at some future date.  The second level is “Substandard,” which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower.  The last level of criticized loans, before they are charged-off, is “Doubtful.”  Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.  The general allocation is based upon the Corporation’s loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends and concentrations of credit.  At December 31, 2003, the general allocation rate of the allowance was .86%.

These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, from time to time (but at least quarterly), management reviews the actual performance and write-off history of the loan portfolio and compares that to previously determined allowance coverage percentages.  In this manner, management evaluates the impact the previously mentioned variables may have had on the loan portfolio to determine which changes, if any, should be made to the assumptions and analyses.  Recent analysis has indicated that projections of estimated losses inherent in the loan portfolio has approximated actual write-off experience during the current economic environment.

Actual results could differ materially from estimates as a result of changes in economic or market conditions and other factors.  Changes in the Corporation’s evaluations and the assumptions underlying these evaluations could result in a material change in the allowance.  While the Corporation believes that the allowance for loan losses has been established and maintained at levels adequate to reflect the risks inherent in the loan portfolio, future increases may be necessary if economic or market conditions and other factors differ substantially from the conditions that existed at the time of the initial determinations.

Factors That May Affect Future Results.  This Annual Report on Form 10-K contains forward-looking statements concerning the business, results of operations and financial condition of the Corporation and its subsidiaries.  The forward-looking statements are based upon management’s current expectations and assumptions about future events.  Such expectations and assumptions have been expressed in good faith, and management believes that there is a reasonable basis for them.

A number of risks and uncertainties could cause the Corporation’s actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.  These risks and uncertainties include, without limitation:

•	changes in, or the effects of, competition for the Corporation’s products and services;

•	the Corporation’s ability to effectively manage interest rate risk and other market, credit and operation risks;

•	the Corporation’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Corporation’s customers and potential customers;

•	the costs and effects of litigation involving the Corporation and of unexpected or adverse outcomes in such litigation;

•	the Corporation’s ability to successfully integrate, and to achieve anticipated cost savings and revenue enhancements with respect to, acquired businesses and operations;

•	the Corporation’s ability to attract and retain key employees;

•	changes in general local, regional and international economic conditions;

•	changes in, or the effects of, trade, monetary and fiscal policies, laws and regulations, including interest rate policies, of the FRB and other regulatory authorities;

•	changes in consumer and business spending, borrowing and savings habits;

•	changes in laws, regulations and policies applicable to the Corporation; and

•	political instability and acts of war or terrorism.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information regarding the market risk of the Corporation’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Liquidity.”  The Corporation’s principal market risk exposure is to interest rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
of Summit Bancshares, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ending December 31, 2003.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Bancshares, Inc. and Subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ STOVALL, GRANDEY, & WHATLEY, L.L.P.

STOVALL, GRANDEY, & WHATLEY, L.L.P.

Fort Worth, Texas
January 30, 2004

Management’s Responsibility for Financial Reporting

The management of the Corporation is responsible for the preparation of the Corporation’s consolidated financial statements, related financial data and other information in this Annual Report on Form 10-K.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgment where appropriate.  Financial information appearing throughout this Annual Report on Form 10-K is consistent with the consolidated financial statements.

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

The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits.  As an integral part of the system of internal controls, the Audit Committee of the Board of Directors of the Corporation and its subsidiaries retains independent auditors who monitor compliance with, and evaluate the effectiveness of, the Corporation’s system of internal controls and coordinate audit coverage with the independent auditors.

The Audit Committee, which is composed entirely of directors independent of management of the Corporation, meets regularly with management, regulatory examiners, internal auditors, the loan review consultants and independent auditors to discuss financial reporting matters, internal controls, regulatory reports, internal auditing and the nature, scope and results of audit efforts.  The banking regulators, internal auditors and independent auditors have direct access to the Audit Committee.

The consolidated financial statements have been audited by Stovall, Grandey, & Whatley, L.L.P., independent auditors, who render an independent opinion on the Corporation’s consolidated financial statements.  The appointment of Stovall, Grandey, & Whatley, L.L.P. has been approved by the Audit Committee.  Stovall, Grandey, & Whatley, L.L.P.’s audit provides an additional assessment of the degree to which the Corporation’s management meets its responsibility for financial reporting.  The opinion of Stovall, Grandey, & Whatley, L.L.P. on the Corporation’s consolidated financial statements is based on auditing procedures, which include its consideration of the internal control structure and performance of selected tests of transactions and records, as it deems appropriate.  These auditing procedures are designed to provide an additional reasonable level of assurance that the consolidated financial statements of the Corporation are fairly presented in accordance with generally accepted accounting principles in all material respects.

/s/ PHILIP E. NORWOOD	/s/ BOB G. SCOTT

PHILIP E. NORWOOD CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER	BOB G. SCOTT EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER

PART I - FINANCIAL INFORMATION

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$28,620	$28,903
FEDERAL FUNDS SOLD & DUE FROM TIME	1,336	262
INVESTMENT SECURITIES – NOTE 2
Securities Available-for-Sale, at Fair Value	195,959	173,512
LOANS – NOTES 3 AND 11
Loans	553,769	469,145
Allowance for Loan Losses	(7,784)	(6,706)

LOANS, NET	545,985	462,439
PREMISES AND EQUIPMENT – NOTE 4	12,920	11,486
ACCRUED INCOME RECEIVABLE	3,754	3,978
OTHER REAL ESTATE – NOTE 5	-0-	1,142
OTHER ASSETS	6,904	6,011

TOTAL ASSETS	$795,478	$687,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 6
Noninterest-Bearing Demand	$192,877	$167,745
Interest-Bearing	448,504	414,204

TOTAL DEPOSITS	641,381	581,949
SHORT TERM BORROWINGS – NOTE 7	82,234	37,255
ACCRUED INTEREST PAYABLE	294	354
OTHER LIABILITIES	2,885	3,237

TOTAL LIABILITIES	726,794	622,795

COMMITMENTS AND CONTINGENCIES – NOTES 4, 8, 13, 15 AND 17
SHAREHOLDERS’ EQUITY – NOTES 12, 14 AND 18
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,152,329 and 6,158,542 shares issued and outstanding at December 31, 2003 and 2002, respectively.	7,690	7,698
Capital Surplus	7,421	7,122
Retained Earnings	52,988	47,660
Accumulated Other Comprehensive Income – Unrealized Gain on Available-for-Sale Investment Securities, Net of Tax	688	2,861
Treasury Stock at Cost (3,700 and 20,000 shares at December 31, 2003 and 2002, respectively)	(103)	(403)

TOTAL SHAREHOLDERS’ EQUITY	68,684	64,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$795,478	$687,733

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

`	For The Years Ended December 31,

	2003	2002	2001

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$31,134	$31,283	$34,548
Interest and Dividends on Investment Securities:
Taxable	7,106	7,046	7,966
Exempt from Federal Income Taxes	206	116	11
Interest on Federal Funds Sold and Due From Time	81	212	1,972

TOTAL INTEREST INCOME	38,527	38,657	44,497

INTEREST EXPENSE
Interest on Deposits	6,810	7,881	14,967
Interest on Short Term Borrowings	627	624	559
Interest on Note Payable	-0-	7	1

TOTAL INTEREST EXPENSE	7,437	8,512	15,527

NET INTEREST INCOME	31,090	30,145	28,970
LESS: PROVISION FOR LOAN LOSSES – NOTE 3	880	3,140	1,755

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,210	27,005	27,215

NON-INTEREST INCOME
Service Charges and Fees on Deposits	3,443	2,934	2,400
Gain on Sale of Investment Securities	230	165	-0-
Other Income	2,355	2,368	2,116

TOTAL NON-INTEREST INCOME	6,028	5,467	4,516

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 15	12,926	11,078	10,564
Occupancy Expense – Net	1,734	1,136	1,294
Furniture and Equipment Expense	1,877	1,577	1,472
Other Real Estate Owned Expense – Net	(4)	234	224
Merger Related Expense	-0-	-0-	598
Other Expense – NOTE 9	4,920	4,284	4,113

TOTAL NON-INTEREST EXPENSE	21,453	18,309	18,265

INCOME BEFORE INCOME TAXES	14,785	14,163	13,466
APPLICABLE INCOME TAXES – NOTE 10	5,017	4,846	4,664

NET INCOME	$9,768	$9,317	$8,802

NET INCOME PER SHARE – NOTE 14
Basic	$1.59	$1.50	$1.39
Diluted	1.55	1.46	1.36

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities	Treasury Stock	Total Share- Holders’ Equity

	Common Stock

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
BALANCE AT January 1, 2001	6,362,278	$7,953	$6,678	$40,655	$285	$-0-	$55,571
Stock Options Exercised	38,200	48	187				235
Purchases of Stock Held in Treasury						(2,699)	(2,699)
Retirement of Stock Held in Treasury	(137,517)	(172)		(2,509)		2,681	-0-
Cash Dividend - $.44 Per Share				(2,782)			(2,782)
Net Income for the Year Ended 2001				8,802			8,802
Securities Available-for-Sale Adjustment					1,409		1,409

Total Comprehensive Income – NOTE 23							10,211

BALANCE AT December 31, 2001	6,262,961	7,829	6,865	44,166	1,694	(18)	60,536
Stock Options Exercised	39,525	49	257				306
Purchases of Stock Held in Treasury						(3,402)	(3,402)
Retirement of Stock Held in Treasury	(143,944)	(180)		(2,837)		3,017	-0-
Cash Dividend - $.48 Per Share				(2,986)			(2,986)
Net Income for the Year Ended 2002				9,317			9,317
Securities Available-for-Sale Adjustment					1,167		1,167

Total Comprehensive Income – NOTE 23							10,484

BALANCE AT December 31, 2002	6,158,542	7,698	7,122	47,660	2,861	(403)	64,938
Stock Options Exercised	53,225	66	299				365
Purchases of Stock Held in Treasury						(1,009)	(1,009)
Retirement of Stock Held in Treasury	(59,438)	(74)		(1,235)		1,309	-0-
Cash Dividend - $.52 Per Share				(3,205)			(3,205)
Net Income for the Year Ended 2003				9,768			9,768
Securities Available-for-Sale Adjustment					(2,173)		(2,173)

Total Comprehensive Income – NOTE 23							7,595

BALANCE AT December 31, 2003	6,152,329	$7,690	$7,421	$52,988	$688	$(103)	$68,684

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,

	2003	2002	2001

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,768	$9,317	$8,802
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	1,370	1,094	1,058
Net Premium Amortization of Investment Securities	1,486	1,026	240
Provision for Loan Losses	880	3,140	1,755
Deferred Income Tax Expense (Benefit)	336	(62)	(480)
Net Gain on Sale of Investment Securities	(230)	(165)	-0-
Write-down of Other Real Estate & Repossessed Assets	-0-	-0-	311
Net Loss (Gain) From Sale of Other Real Estate & Repossessed Assets	10	(358)	(308)
Net (Gain) Loss From Sale of Premises and Equipment	(46)	1	1
Net (Increase) Decrease in Accrued Income and Other Assets	(68)	632	(252)
Net (Decrease) Increase in Accrued Expenses and Other Liabilities	(352)	340	(723)

Total Adjustments	3,386	5,648	1,602

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,154	14,965	10,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold	(1,074)	2,022	44,177
Proceeds from Matured and Prepaid Investment Securities
· Held-to-Maturity	-0-	-0-	15,000
· Available-for-Sale	101,354	51,818	85,127
Proceeds from Sales of Investment Securities	125,620	143,444	60,139
Purchase of Investment Securities
· Available-for-Sale	(253,971)	(207,732)	(168,860)
Loans Originated and Principal Repayments, Net	(85,163)	(42,962)	(51,670)
Recoveries of Loans Previously Charged-Off	737	372	268
Proceeds from Sale of Premises and Equipment	279	31	126
Proceeds from Sale of Other Real Estate & Repossessed Assets	1,257	1,293	716
Purchases of Premises and Equipment	(3,038)	(4,479)	(1,191)

NET CASH USED BY INVESTING ACTIVITIES	(113,999)	(56,193)	(16,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	49,540	34,838	34,868
Net Increase (Decrease) in Certificates of Deposit	9,892	3,308	(30,731)
Net Increase in Short-Term Borrowings	44,979	8,889	8,456
Payments of Cash Dividends	(3,205)	(2,986)	(2,782)
Proceeds from Stock Options Exercised	365	306	235
Purchase of Treasury Stock	(1,009)	(3,402)	(2,699)

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,562	40,953	7,347

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(283)	(275)	1,583
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	28,903	29,178	27,595

CASH AND DUE FROM BANKS AT END OF YEAR	$28,620	$28,903	$29,178

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$7,497	$8,763	$16,013
Income Taxes Paid	4,296	4,762	5,555
Other Real Estate Acquired and Other Assets Acquired in Settlement of Loans	-0-	1,579	-0-
Bank Financed Sales of Other Real Estate	-0-	-0-	440

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

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the “Corporation”), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation, Summit Bank, National Association (the “Bank”) and SIA Insurance Agency, Inc. (“SIA”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Cash and Due From Banks
The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on their levels of deposits. During 2003, the average cash balance maintained at the Federal Reserve Bank was approximately $2,016,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $19,559,000 during the same period.

Investment Securities
The Corporation has adopted Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  At the date of purchase, the Corporation is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale.  At each reporting date, the appropriateness of the classification is reassessed.  Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings.  Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

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

The Corporation has adopted Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.”  Under this standard, the allowance for loan losses related to loans that are identified for

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

evaluation in accordance with Statement No. 114 (impaired loans) is based on discounted cash flows using the loan’s initial effective rate or the fair value of the collateral for certain collateral dependent loans.

The allowance for loan losses is comprised of amounts charged against income in the form of a provision for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected.  In these situations, a reserve is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  Income on impaired loans is recognized based on the collectibility of the principal amount.  Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable.

The amount maintained in the allowance reflects management’s continuing assessment of the potential losses inherent in its loan portfolio based on its evaluation of a number of factors, including the Bank’s loss experience in relation to outstanding loans and the existing level of the allowance, prevailing and prospective economic conditions, and management’s continuing review of the discounted cash flow values of impaired loans and its evaluation of the quality of the loan portfolio.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals.  Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change.  Accordingly, the Corporation may ultimately incur losses which vary materially from management’s current estimates.

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

Other Real Estate
Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Corporation’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses.  Any subsequent reduction in value is recognized by a charge to income.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in non-interest expense.

Federal Income Taxes
The Corporation joins with its subsidiaries in filing a consolidated federal income tax return.  The subsidiaries pay to the parent a charge equivalent to their current federal income tax based on the separate taxable income of the subsidiaries.

The Corporation and the subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting.  Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred income taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

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

Cash and Cash Equivalents
For the purpose of presentation in the Statements of Cash Flows, cash and cash equivalents include cash on hand, clearings and exchanges, and balances due from correspondent banks.

Reclassification
Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

Earnings Per Common and Common Equivalent Share
Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” requires presentation of basic and diluted earnings per share.  Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Net income per common share for all periods presented has been calculated in accordance with SFAS 128.  Outstanding stock options issued by the Corporation represent the only dilutive effect reflected in diluted weighted average shares.

Stock-Based Compensation
The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.  The impact on the financial statements of using this method is disclosed in Note 12, “Stock Option Plans” to the financial statements.

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.  The pro forma disclosures presented in Note 12, “Stock Option Plans” use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available for sale.  Comprehensive income for 2003, 2002 and 2001 is reported in Note 23, “Comprehensive Income.”

NOTE 2 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$118,786	$1,896	$(658)	$120,024
U.S. Government Agency Mortgage Backed Securities	61,693	265	(715)	61,243
Obligations of States and Political Subdivisions	6,852	232	(16)	7,068
Community Reinvestment Act Investment Fund	3,000	38	-0-	3,038
Other Securities	4,586	-0-	-0-	4,586

Total Available-for-Sale Securities	194,917	2,431	(1,389)	195,959

Total Investment Securities	$194,917	$2,431	$(1,389)	$195,959

All Investment Securities are carried on the consolidated balance sheet as of December 31, 2003 at fair value.  The unrealized gain of $1,042,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

Included in the Other Securities category at December 31, 2003 is $4,266,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded in 2003.  The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 2 - Investment Securities (cont’d.)

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Treasury Securities	$996	$22	$-0-	$1,018
U.S. Government Agencies and Corporations	121,063	3,723	-0-	124,786
U.S. Government Agency Mortgage Backed Securities	37,688	477	(8)	38,157
Obligations of States and Political Subdivisions	4,777	125	(3)	4,899
Community Reinvestment Act Investment Fund	3,000	-0-	-0-	3,000
Other Securities	1,652	-0-	-0-	1,652

Total Available-for-Sale Securities	169,176	4,347	(11)	173,512

Total Investment Securities	$169,176	$4,347	$(11)	$173,512

All Investment Securities were carried on the consolidated balance sheet as of December 31, 2002 at fair value.  The unrealized gain of $4,336,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

Included in the Other Securities category at December 31, 2002 was $1,332,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded in 2002.  The Corporation was required at December 31, 2002 to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2003 is shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2003

	Amortized Cost	Fair Value

Available-for-Sale:
Due in One Year or Less	$29,615	$30,019
Due after One Year through Five Years	73,330	74,293
Due after Five Years through Ten Years	22,693	22,780
U.S. Government Agency Mortgage Backed Securities	61,693	61,243
Other Equity Securities	7,586	7,624

Total	$194,917	$195,959

Included in the investment securities is $61,243,000 and $20,895,000 at December 31, 2003 and 2002, respectively, of mortgage backed securities having stated maturities after five years.  The estimated maturities on these securities are between three and seven years as of December 31, 2003, based on estimated prepayments of the underlying mortgages.  Eleven percent of these securities have rates that will reset within one year and annually thereafter.

Investment securities with carrying values of $65,923,000 and $45,877,000 at December 31, 2003 and 2002, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law.  Also, the fair value of those pledged securities totaled $66,655,000 and $47,415,000 at December 31, 2003 and 2002, respectively.

Proceeds from sales of investment securities were $125,620,000 during 2003, $143,444,000 during 2002 and $60,139,000 during 2001.  In 2003 and 2002, gains from sales of securities of $230,000 and $165,000, respectively, were realized.  In 2001, sales were made at book value resulting in no gain or loss.   The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

NOTE 2 - Investment Securities (cont’d.)

The Corporation does not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2003 and 2002, respectively.

NOTE 3 - Loans and Allowance for Loan Losses

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas.  The book values of loans by major type follow (in thousands):

	December 31,

	2003	2002

Commercial and Industrial	$219,805	$195,120
Real Estate Mortgage - Commercial	159,082	130,755
Real Estate Mortgage - Residential	67,635	48,447
Real Estate - Construction	74,069	59,941
Loans to Individuals	33,178	34,882

	553,769	469,145
Allowance for Loan Losses	(7,784)	(6,706)

Loans - Net	$545,985	$462,439

Loans are net of unearned income of $690,000 and $504,000 as of December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the total recorded investment in loans on non-accrual amounted to $2,351,000 and $2,135,000, respectively, and the total recorded investment in loans past due ninety days and still accruing interest amounted to $55,000 and $16,000, respectively.  At December 31, 2003 and 2002, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,623,000 and $1,388,000, respectively.  These loans were on non-accrual status.  The related allowance for loan losses for these loans was $343,000 and $477,000, respectively.  The average recorded investment in impaired loans during the year ended December 31, 2003 was approximately $1,621,000.  For 2003, the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $2,351,000, $2,135,000 and $4,115,000 at December 31, 2003, 2002 and 2001, respectively.  If interest on these loans had been recorded in accordance with their original terms such income would have approximated $162,000 for 2003, $171,000 for 2002 and $340,000 for 2001.  Interest income on those loans included in net income was $75,000 for 2003, $99,000 for 2002 and $195,000 for 2001.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance, Beginning of Period	$6,706	$6,015	$5,399
Provisions, Charged to Income	880	3,140	1,755
Loans Charged-Off	(539)	(2,821)	(1,407)
Recoveries of Loans Previously Charged-Off	737	372	268

Net Loans Recovered (Charged-Off)	198	(2,449)	(1,139)

Balance, End of Period	$7,784	$6,706	$6,015

NOTE 4 - Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Land	$2,212	$2,317	$2,317
Buildings and Improvements	10,209	9,830	8,247
Furniture & Equipment	10,515	9,168	7,540

Total Cost	22,936	21,315	18,104
Less: Accumulated Depreciation and Amortization	10,016	9,829	9,973

Net Book Value	$12,920	$11,486	$8,131

Depreciation and amortization charged to expense amounted to $1,370,000, $1,094,000 and $1,058,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Corporation has invested in a joint venture with a third party to own one of the Corporation’s bank facilities.  The Bank owns 51% of this limited partnership with Innovative Developers, Inc (“IDI”).  The investment in the joint venture is accounted for on the equity basis and had a book value of $1,390,000 at December 31, 2003.

At December 31, 2003, the Corporation and subsidiaries had certain non-cancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

2004	$926
2005	940
2006	940
2007	940
2008	855
Thereafter	2,406

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental expense and rental income of premises included in the consolidated financial statements is computed as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Total Rental Expense	$981	$577	$591
Less: Rental Income	472	463	383

Net Rental Expense	$509	$114	$208

NOTE 5 - Other Real Estate

The carrying value of other real estate is as follows (in thousands):

	December 31,

	2003	2002	2001

Other Real Estate	$-0-	$1,142	$-0-

There were no direct write-downs of other real estate in 2003 or 2002.  Direct write-downs of other real estate charged to income amounted to $11,000 in 2001.

There were no Other Foreclosed Assets as of December 31, 2003.  Included in Other Assets at December 31, 2002 and 2001, were $125,000 and $444,000 of Other Foreclosed Assets.  The 2002 assets were comprised of motor vehicles and the 2001 assets were comprised of an inventory of textbooks.  All of these assets have been sold.  There were no direct write-downs on Other Foreclosed Assets in 2003 and 2002.  However, there was a direct write-down of $300,000 on the textbooks in 2001.

NOTE 6 – Deposits and Related Expense

At December 31, 2003, 2002 and 2001, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

	Deposits			Interest Expense

	2003	2002	2001	2003	2002	2001

Noninterest-Bearing Demand Deposits	$192,877	$167,745	$150,040

Interest-Bearing Deposits:
Interest-Bearing Transaction
Accounts and Money
Market Funds	195,184	184,458	175,965	$2,108	$2,378	$4,298
Savings	127,630	113,948	105,308	1,581	1,909	3,367
Certificates of Deposit under $100,000 and IRA’s	62,275	63,432	64,380	1,563	2,041	4,198
Certificates of Deposit of $100,000 or More	63,099	52,050	47,644	1,551	1,542	3,061
Other	316	316	466	7	11	43

Total	448,504	414,204	393,763	$6,810	$7,881	$14,967

Total Deposits	$641,381	$581,949	$543,803

At December 31, 2003, the Corporation had $991,000 of brokered deposits.  There are no major concentrations of deposits.  Demand deposit overdrafts that have been reclassified as loan balances were $873,000, $1,095,000 and $594,000 as of December 31, 2003, 2002 and 2001, respectively.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2003, 2002 and 2001 is presented below (in thousands):

Maturity	2003	% of Total	2002	% of Total	2001	% of Total

3 months or less	$10,598	16.8%	$12,076	23.2%	$19,522	41.0%
3 to 6 months	11,799	18.7	9,962	19.2	12,405	26.0
6 to 12 months	13,583	21.5	14,808	28.4	13,527	28.4
Over 12 months	27,119	43.0	15,204	29.2	2,190	4.6

NOTE 7 - Short Term Borrowings

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these borrowings is summarized as follows (in thousands):

	December 31,

	2003	2002	2001

Securities Sold Under Repurchase Agreements:
Average Balance	$26,850	$20,141	$17,470
Year-End Balance	32,234	22,955	14,816
Maximum Month-End Balance During Year	32,234	29,560	20,374
Interest Rate:
Average	0.31%	0.87%	2.94%
Year-End	0.44	0.59	0.75
Federal Home Loan Bank Advances:
Average Balance	$30,532	$17,989	$452
Year-End Balance	50,000	14,300	5,000
Maximum Month-End Balance During Year	50,000	25,000	5,000
Interest Rate:
Average	1.65%	2.37%	2.23%
Year-End	1.52	2.41	1.92
Federal Funds Purchased:
Average Balance	$2,774	$1,178	$567
Year-End Balance	-0-	-0-	8,550
Maximum Month-End Balance During Year	7,200	8,650	8,550
Interest Rate:
Average	1.41%	2.03%	2.76%
Year-End	-0-	-0-	1.92

NOTE 7 - Short Term Borrowings (cont’d.)

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At December 31, 2003, $50.0 million of borrowings were outstanding under the line of credit at an average rate of 1.52%, $45.0 million of which matures during 2004 and $5.0 million of which matures in April 2005.  For the year ended December 31, 2003, the Corporation had average borrowings of $30.5 million.  The increase in FHLB borrowings late in 2003 coincided with the significant increase in loans during the fourth quarter.  At December 31, 2002, the Corporation had $12.0 million of borrowings outstanding under the line of credit at an average rate of 2.11% plus the Corporation had $2.3 million borrowed under a match funding agreement with the Federal Home Loan Bank at a rate of 4.41% which matured in 2003.  For the year ended December 31, 2002, the Corporation had average borrowings of $17,989,000.

NOTE 8 – Notes Payable

On September 15, 2003, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate.  The lines of credit are secured by stock of the Bank and mature on September 15, 2004, whereupon, if balances are outstanding, the lines convert to term notes having five year terms.  The Corporation will not pay a fee for any unused portion of the lines.  There were no borrowings outstanding on these lines of credit at December 31, 2003.

NOTE 9 - Other Non-Interest Expense

The significant components of other non-interest expense are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Business Development	$762	$797	$734
Legal and Professional Fees	688	774	634
Item Processing	672	292	337
Printing and Supplies	435	353	362
Regulatory Fees and Assessments	250	239	244
Other	2,113	1,829	1,802

Total	$4,920	$4,284	$4,113

NOTE 10 - Income Taxes

The consolidated provisions for income taxes consist of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal Income Tax Expense:
Current	$4,681	$4,908	$5,144
Deferred (Benefit)	336	(62)	(480)

Total Federal Income Tax Expense	$5,017	$4,846	$4,664

Effective Tax Rates	34.0%	34.2%	34.6%

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal Income Taxes at Statutory Rate of 34.3%	$5,071	$4,858	$4,621
Effect of Tax Exempt Interest Income	(94)	(68)	(3)
Non-deductible Expenses	70	67	65
Other	(30)	(11)	(19)

Income Taxes Per Income Statement	$5,017	$4,846	$4,664

NOTE 10 - Income Taxes (cont’d.)

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current Tax Asset (Liability)	$(39)	$347	$493
Deferred Tax Asset	1,677	893	1,432

Total Included in Other Assets	$1,638	$1,240	$1,925

The net deferred tax asset at December 31, 2003 of $1,677,000 included $354,000, a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal Deferred Tax Assets:
Allowance for Loan Losses	$2,667	$2,300	$1,859
Valuation Reserves - Other Real Estate	2	2	104
Interest on Non-accrual Loans	121	273	237
Deferred Compensation	541	552	555
Other	-0-	-0-	9

Gross Federal Deferred Tax Assets	3,331	3,127	2,764

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,087	542	286
Accretion on Available-for-Sale Securities	135	182	150
Unrealized Gains on Available-for-Sale Securities	354	1,474	873
Other	78	36	23

Gross Federal Deferred Tax Liabilities	1,654	2,234	1,332

Net Deferred Tax Asset	$1,677	$893	$1,432

NOTE 11 - Related Party Transactions

During 2003 and 2002, the Bank had transactions which were made in the ordinary course of business with certain of their and the Corporation’s officers, directors and their affiliates.  All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  A summary of these transactions follows (in thousands):

	Balance at Beginning of Year	Additions	Amounts Collected	Balance at End of Year

For the Year ended December 31, 2003:
24 Directors and Officers	$8,864	$1,915	$(1,390)	$9,389
For the Year ended December 31, 2002:
23 Directors and Officers	$6,315	$5,659	$(3,110)	$8,864

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

The following is a summary of transactions during the periods presented:

	Years Ended December 31,

	2003		2002		2001

	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price

Outstanding, Beginning of Period	418,934	$13.38	453,459	$12.78	359,559	$9.96
Granted	25,000	22.27	11,000	20.03	132,100	18.52
Exercised	(53,225)	6.87	(39,525)	7.73	(38,200)	6.16
Canceled	(11,050)	17.18	(6,000)	17.46	-0-	-0-

Outstanding, End of Year	379,659	$14.76	418,934	$13.38	453,459	$12.78

Exercisable at End of Year	304,519	$13.56	321,274	$11.80	322,179	$10.51
Weighted Average Fair Value of Options Granted During the Year		$4.66		$5.68		$4.55

The options outstanding at December 31, 2003, have exercise prices between $4.50 and $24.81 with a weighted average exercise price of $14.76 and a weighted average remaining contractual life of 5.08 years.  At December 31, 2003, there remained 336,250 shares reserved for future grants of options under the 1997 Plan.  Stock options have been adjusted retroactively for the effects of stock splits.

The Corporation accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.  The fair value of the options granted in 2003 and 2002 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 2.48% and 3.98%, respectively; expected dividend yield of 3.53% and 2.89%, respectively; expected volatility of 26.75% and 26.93%, respectively; and expected life of 5.08 years.

		Years Ended December 31,

		2003	2002	2001

Net Income, as Reported		$9,768	$9,317	$8,802
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(124)	(187)

Pro Forma Net Income		$9,633	$9,193	$8,615

Earnings Per Share:
Basic - as Reported		$1.59	$1.50	$1.39
Basic - Pro Forma		1.56	1.48	1.36
Diluted - as Reported		1.55	1.46	1.36
Diluted - Pro Forma		1.52	1.44	1.33

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

NOTE 13 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	December 31,

	2003	2002

	Contract Amount	Contract Amount

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$145,777	$125,545
Standby Letters of Credit	6,234	8,902

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

The Corporation originates real estate, commercial and consumer loans primarily to customers in the Tarrant County area.  Although the Corporation has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their contracts is dependent upon the local economy and the real estate market.

The Corporation maintains funds on deposit at correspondent banks which at times exceed the federally insured limits.  Management of the Corporation monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

NOTE 14 - Earnings per Share

The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Net income	$9,768	$9,317	$8,802

Weighted average number of common shares used in Basic EPS	6,160,780	6,224,028	6,317,991
Effect of dilutive stock options	156,382	171,533	153,032

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	6,317,162	6,395,561	6,471,023

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method.

NOTE 15 - Employee Benefit Plans

401(k) Plan
The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made matching contributions to the participant’s deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee’s annual compensation for the years 2003, 2002 and 2001.

The Corporation expensed $411,000, $427,000 and $353,000 during 2003, 2002 and 2001, respectively, in support of the plan.

Supplemental Executive Retirement Plan
In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits.  For currently employed employees, the plan replaces the previous Management Security Plan.  The current plan is a defined contribution plan and the expense charged to earnings for 2003 and 2002 was $202,000 and $180,000, respectively.

NOTE 15 - Employee Benefit Plans (cont’d.)

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

Compensated Absences
Employees of the Corporation are entitled to paid vacation, paid sick days and other personal days off, depending on job classification, length of service and other factors.  It is impracticable to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements.  The Corporation’s policy is to recognize the costs of compensated absences when actually paid to employees.

NOTE 16 – Dividends from Subsidiaries

The primary source of funds for the Parent Company is cash dividends received from the Bank.  The amount of dividends that the Bank may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year.  Under this formula, in 2004, the Bank can legally initiate dividend payments of $12,373,000 plus an additional amount equal to their net profits, as defined, for 2004 to the date of any such dividend payment.  The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

Internal dividend policies limit dividends paid by the Bank if its equity capital levels fall below certain minimums determined by the Bank’s Board of Directors.

NOTE 17- Litigation

The Corporation is involved in legal actions arising in the ordinary course of business.  It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation’s financial position.

NOTE 18 - Stock Repurchase Plan

On April 15, 2003, the Board of Directors approved a stock repurchase plan.  The plan authorized management to purchase up to 308,900 shares of the Corporation’s common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.  In 2003 and 2002, 43,138 and 162,944 shares, respectively, were purchased by the Corporation through the open market.

Under similar programs approved by the Board in the years 1994 through 2002, 845,948 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995 and 1997.

NOTE 19 - Regulatory Capital Compliance

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations.  The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets.  The guidelines define Tier 1 capital and Tier 2 capital.  The only components of Tier 1 and Tier 2 capital, for the Corporation and the Bank, are equity capital and a portion of the allowance for loan losses, respectively.  These two components combine to become Total Capital.  The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets.  Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category. Off-balance sheet items at December 31, 2003, 2002 and 2001 included unfunded loan commitments and letters of credit.  The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.

The Federal Reserve Board and the Comptroller of the Currency also have a capital to total assets (leverage) guideline.  These guidelines establish a minimum level of Tier 1 capital to total assets of 3.0%.  A banking organization operating at or near these levels is expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, be considered a strong banking organization.  Organizations not meeting these characteristics are expected to operate well above these minimum capital standards.  Thus, for all but the most highly rated organizations, the minimum Tier 1 leverage ratio is to be 3.0% plus minimum additional cushions of at least 100 to 200 basis points.  At the discretion of the regulatory authorities, additional capital may be required.

NOTE 19 – Regulatory Capital Compliance (cont’d.)

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as “well capitalized.”  A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a Tier 1 leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Corporation and the Bank currently exceed all minimum capital requirements and are considered to be “well capitalized,” the highest rating, by the regulatory authorities.  Management is not aware of any conditions or events that would have changed the Corporation’s capital rating since December 31, 2003.

The Corporation and the Banks’ regulatory capital positions as of December 31, 2003 and 2002 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

CONSOLIDATED:
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$75,426	12.70%	$47,524	8.00%
Tier I Capital (to Risk Weighted Assets)	67,996	11.45	23,762	4.00
Tier I Capital (to Average Assets)	67,996	8.62	23,653	3.00
As of December 31, 2002
Total Capital (to Risk Weighted Assets)	$68,463	13.41%	$40,851	8.00%
Tier I Capital (to Risk Weighted Assets)	62,076	12.16	20,425	4.00
Tier I Capital (to Average Assets)	62,076	8.96	20,792	3.00
SUMMIT BANK, N.A.:
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$75,252	12.67%	$47,523	8.00%	$59,404	10.00%
Tier I Capital (to Risk Weighted Assets)	67,822	11.42	23,762	4.00	35,643	6.00
Tier I Capital (to Average Assets)	67,822	8.60	23,657	3.00	39,428	5.00
As of December 31, 2002
Total Capital (to Risk Weighted Assets)	$67,790	13.28%	$40,851	8.00%	$51,063	10.00%
Tier I Capital (to Risk Weighted Assets)	61,403	12.02	20,425	4.00	30,637	6.00
Tier I Capital (to Average Assets)	61,403	8.86	20,792	3.00	34,653	5.00

NOTE 20- Subsequent Events

On January 20, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on February 13, 2004 to shareholders of record on January 30, 2004.

The Corporation signed a definitive agreement on February 5, 2004 to acquire ANB Financial Corporation, the parent company of Arlington National Bank.  This acquisition allows the Corporation to expand its presence into the Arlington, Texas market in Tarrant County.  The Corporation will assume approximately $55 million in loans and $80 million in deposits from ANB Financial Corporation.  Completion of the acquisition is expected to occur during the second quarter of 2004, following regulatory approval, at which time the four Arlington locations will become branches of Summit Bank, N.A.

NOTE 21- Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding.  FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable.  The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Corporation on January 1, 2003 has not had a significant effect on the Corporation’s consolidated financial statements.

NOTE 22 - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value tables or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair values.

Investment securities (including mortgage backed securities):  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:  For variable rate loans, fair values are based on carrying values.  The fair values for fixed rate loans such as mortgage loans (e.g., one-to-four family residential) and installment loans are estimated using discounted cash flow analysis.  The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities:  The fair value disclosed for interest-bearing and noninterest-bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	Years Ended December 31,

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and Due From Banks	$28,620	$28,620	$28,903	$28,903
Federal Funds Sold	1,336	1,336	262	262
Securities	195,959	195,959	173,512	173,512
Loans	553,769	556,202	469,145	474,082
Reserve for Loan Losses	(7,784)	(7,784)	(6,706)	(6,706)
Financial Liabilities:
Deposits	641,381	643,014	581,949	583,771
Short Term Borrowings	82,234	82,302	37,255	37,312
Off-Balance Sheet Financial Instruments:
Loan Commitments		145,777		125,545
Letters of Credit		6,234		8,902

NOTE 23 - Comprehensive Income

The Corporation has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net Income	$9,768	$9,317	$8,802
Other Comprehensive Income:
Change in Unrealized Gain on Securities Available-for-Sale, Net of Tax	(2,173)	1,167	1,409

Comprehensive Income	$7,595	$10,484	$10,211

NOTE 24– Condensed Parent Company Financial Statements

BALANCE SHEETS

	December 31,

	2003	2002

	(In Thousands)
ASSETS
CASH IN SUBSIDIARY BANK
Demand	$180	$668
INVESTMENT IN SUBSIDIARY	68,520	64,274
OTHER ASSETS	-0-	4

TOTAL ASSETS	$68,700	$64,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
OTHER LIABILITIES	$16	$8
SHAREHOLDERS’ EQUITY	68,684	64,938

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,700	$64,946

STATEMENTS OF INCOME

	For the Years Ended December 31,

	2003	2002	2001

	(In Thousands)
INCOME
Dividends from Subsidiaries	$3,500	$5,300	$6,090
Interest	-0-	-0-	29
Other Income	-0-	-0-	70

TOTAL INCOME	3,500	5,300	6,189

EXPENSES
Interest	-0-	7	19
Salaries and Employee Benefits	-0-	2	-0-
Other Expense	230	247	209

TOTAL EXPENSE	230	256	228

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	3,270	5,044	5,961
INCOME TAX BENEFIT	79	88	44

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	3,349	5,132	6,005

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	6,419	4,185	2,797

NET INCOME	$9,768	$9,317	$8,802

NOTE 24– Condensed Parent Company Financial Statements (cont’d.)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,768	$9,317	$8,802
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Earnings of Subsidiaries	(6,419)	(4,185)	(2,797)
Net Decrease (Increase) in Other Assets	4	(1)	1,377
Net Increase (Decrease) in Other Liabilities	8	(2)	(1,687)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,361	5,129	5,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on Advance to Subsidiary	-0-	-0-	703

NET CASH PROVIDED BY INVESTING ACTIVITIES	-0-	-0-	703

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Notes Payable	-0-	-0-	(533)
Payments of Cash Dividends	(3,205)	(2,986)	(2,782)
Receipts from Stock Options Exercised	365	306	235
Purchase of Treasury Stock	(1,009)	(3,402)	(2,699)

NET CASH USED BY FINANCING ACTIVITIES	(3,849)	(6,082)	(5,779)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(488)	(953)	619

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	668	1,621	1,002

CASH AND CASH EQUIVALENTS - END OF YEAR	$180	$668	$1,621

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions “Proposal – Election of Directors,” “Executive Officers of the Corporation,” “Board and Corporate Governance Matters – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

The Board of Directors of the Corporation has adopted a Code of Ethics and Standards of Conduct applicable to its directors, officers (including its principal executive, financial and accounting officers) and employees (the “Code of Ethics”), which is a “code of ethics” as defined by applicable rules and regulations of the SEC.  The Code of Ethics is publicly available on the Corporation’s website at www.summitbank.net.  Interested persons may also obtain a free copy of the Code of Ethics by written request to the Corporation at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107, Attention: Corporation Secretary.  The Corporation intends to disclose any amendment to, or any waiver from, the Code of Ethics for its principal executive, financial and accounting officers through its website at www.summitbank.net.

ITEM 11.            EXECUTIVE COMPENSATION.

The information set forth under the captions “Executive Compensation and Other Information” and “Compensation and Benefits Committee Interlocks and Insider Participation” in the Corporation’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 12.            SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Corporation’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in the Corporation’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information set forth under the caption “Principal Auditor Fees and Services” in the Corporation’s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1)	Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

Independent Auditor’s Report

Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002

Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)

Consolidated Financial Statement Schedules.  Consolidated Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

	(3)	Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K:

		3(a)	Restated Articles of Incorporation of the Corporation (incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

		3(b)	Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3 (b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

4(a)

Rights Agreement, dated April 17, 1990, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990).

4(b)

Amendment No. 1 to Rights Agreement, effective as of April 16, 2000, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10(a)

Lease Agreement dated August 28, 1985, by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985).

10(b)

Lease Agreement dated February 14, 1992, by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and the Corporation, as tenant (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992).

10(c)

First Amendment to Lease Agreement dated February 14, 1992, as amended on May 3, 1994, by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and the Corporation, as tenant (incorporated herein by reference to Exhibit 10(k) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994).

10(d)†

Management Security Plan of Summit Bancshares, Inc. effective September 1, 1992; Management Security Plan Agreement between Summit Bancshares, Inc. and F. S. Gunn; and Management Security Plan Agreement between Summit Bancshares, Inc. and James L. Murray (incorporated herein by reference to Exhibit 10(k) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992).

		10(e)†	1993 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993).

10(f)

Lease Agreement dated July 6, 1989, by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and Summit National Bank, as tenant (incorporated herein by reference to Exhibit 10(r) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995).

10(g)†

1997 Incentive Stock Option Plan of Summit Bancshares, Inc. (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10(h)

Second Lease Amendment and Extension Agreement to the Lease Agreement dated July 6, 1989, as amended on August 12, 1993, by and between EOP-Summit Limited Partnership (as successor in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and Summit National Bank, as tenant (incorporated herein by reference to Exhibit 10(n) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(i)

Agreement of Limited Partnership of IDI Summit, Ltd. dated November 6, 1997, by and between Summit Community Bank, N.A. and Innovative Developers, Inc. (incorporated herein by reference to Exhibit 10(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(j)

Lease Agreement dated November 6, 1997, by and between Summit Community Bank, N.A., as tenant, and IDI - Summit, Ltd., as landlord (incorporated herein by reference to Exhibit 10(p) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(k)

Second Amendment to Lease Agreement dated February 14, 1992, as amended on July 8, 1998, by and between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, as landlord, and the Corporation, as tenant (incorporated herein by reference to Exhibit 10(q) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(l)

Third Amendment to Lease Agreement dated February 14, 1992, as amended on October 22, 1999, by and between EOP-Summit Limited Partnership (as successors in interest to Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership), as landlord, and the Corporation, as tenant (incorporated herein by reference to Exhibit 10(s) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(m)†

Severance Agreement, by and between the Corporation and Philip E. Norwood, effective October 24, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(n)

Loan Agreement, dated September 15, 2001, by and between the Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10(o)

First Amendment to Loan Agreement dated September 15, 2001, as amended on March 8, 2002, by and among the Corporation, Summit Delaware Financial Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10(q) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10(p)

Second Amendment to Loan Agreement dated September 15, 2001, as amended on September 15, 2002, by and among the Corporation, Summit Delaware Financial Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

10(q)†

Supplemental Executive Retirement Plan of Summit Bancshares, Inc. effective January 1, 2002 (incorporated herein by reference to Exhibit 10(s) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10(r)

Lease Agreement, dated November 21, 2002, by and between Summit Bank, N.A., as tenant, and Hulen South Tower Limited, as landlord (incorporated herein by reference to Exhibit 10(t) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10(s)

Third Amendment to Loan Agreement dated September 15, 2001, as amended on September 15, 2003, by and among the Corporation, Summit Delaware Financial Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

21*	Subsidiaries of the Corporation.

23*	Consent of Stovall, Grandey, & Whatley, L.L.P. independent certified public accountants.

31.1*	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*

Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Filed herewith.

†          Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Corporation did not file any Current Reports on Form 8-K during the fourth quarter of 2003.

The Corporation furnished a Current Report on Form 8-K under Items 9 and 12 on October 15, 2003 relating to its issuance of a press release announcing its earnings for the third quarter of 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANCSHARES, INC.

DATE: March 3, 2004	By:	/s/ PHILIP E. NORWOOD

Philip E. Norwood, Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 3rd day of March, 2004.

SIGNATURE	TITLE

/s/ PHILIP E. NORWOOD	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Philip E. Norwood

/s/ BOB G. SCOTT	Executive Vice President, Chief Operating Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Bob G. Scott

/s/ ELLIOTT S. GARSEK	Director

Elliott S. Garsek

/s/ RONALD J. GOLDMAN	Director

Ronald J. Goldman

/s/ F.S. GUNN	Director

F.S. Gunn

/s/ ROBERT L. HERCHERT	Director

Robert L. Herchert

/s/ JAY J. LESOK	Director

Jay J. Lesok

/s/ WILLIAM W. MEADOWS	Director

William W. Meadows

/s/ JAMES L. MURRAY	Director

James L. Murray

/s/ BYRON B. SEARCY	Director

Byron B. Searcy

/s/ RODERICK D. STEPP	Director

Roderick D. Stepp