Form 10-Q
period 2004-03-31
SUMMIT BANCSHARES INC /TX/
filed 2004-05-07
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 2004 was 6,153,599 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2004 and 2003 and at December 31, 2003	3

	Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003 and for the Year Ended December 31, 2003	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2004 and 2003 and for the Year Ended December 31, 2003	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 and for the Year Ended December 31, 2003	6

	Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2004 and 2003 and for the Year Ended December 31, 2003	7-18

The March 31, 2004 and 2003 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2003 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Change in Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,		(Unaudited) December 31, 2003

	2004	2003

	(In Thousands)

ASSETS

CASH AND DUE FROM BANKS – NOTE 1	$27,738	$31,961	$28,620
FEDERAL FUNDS SOLD & DUE FROM TIME	43,243	76	1,336
INVESTMENT SECURITIES – NOTE 2
Securities Available-for-Sale, at fair value	181,879	163,639	195,959
LOANS – NOTES 3, 11 AND 17
Loans, Net of Unearned Discount	593,271	489,352	553,769
Allowance for Loan Losses	(8,320)	(7,365)	(7,784)

LOANS, NET	584,951	481,987	545,985

PREMISES AND EQUIPMENT – NOTE 4	12,755	11,652	12,920
ACCRUED INCOME RECEIVABLE	3,631	3,606	3,754
OTHER REAL ESTATE – NOTE 5	-0-	-0-	-0-
OTHER ASSETS	6,164	4,972	6,904

TOTAL ASSETS	$860,361	$697,893	$795,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

DEPOSITS – NOTE 6
Noninterest-Bearing Demand	$186,198	$165,220	$192,877
Interest-Bearing	470,186	421,699	448,504

TOTAL DEPOSITS	656,384	586,919	641,381

SHORT TERM BORROWINGS – NOTE 7	129,691	41,317	82,234
ACCRUED INTEREST PAYABLE	320	373	294
OTHER LIABILITIES	2,391	2,704	2,885

TOTAL LIABILITIES	788,786	631,313	726,794

COMMITMENTS AND CONTINGENCIES – NOTES 12, 14, 16 AND 18

SHAREHOLDERS’ EQUITY – NOTES 13, 15 AND 19
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 6,153,599, 6,179,317 and 6,152,329 shares issued and outstanding at March 31, 2004 and 2003 and at December 31, 2003, respectively	7,692	7,724	7,690
Capital Surplus	7,453	7,330	7,421
Retained Earnings	54,481	48,974	52,988
Accumulated Other Comprehensive Income – Unrealized Gain on Available-for-Sale Investment Securities, Net of Tax	1,949	2,908	688
Treasury Stock at Cost (18,500 and 3,700 shares at March 31, 2003 and at December 31, 2003, respectively)	-0-	(356)	(103)

TOTAL SHAREHOLDERS’ EQUITY	71,575	66,580	68,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$860,361	$697,893	$795,478

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended March 31,		(Unaudited) Year Ended December 31, 2003

	2004	2003

	(In Thousands, Except Per Share Data)

INTEREST INCOME
Interest and Fees on Loans	$8,409	$7,489	$31,134
Interest and Dividends on Investment Securities:
Taxable	1,718	1,711	7,106
Exempt from Federal Income Taxes	58	47	206
Interest on Federal Funds Sold and Due From Time	13	4	81

TOTAL INTEREST INCOME	10,198	9,251	38,527

INTEREST EXPENSE
Interest on Deposits	1,641	1,660	6,810
Interest on Short Term Borrowings	274	156	627

TOTAL INTEREST EXPENSE	1,915	1,816	7,437

NET INTEREST INCOME	8,283	7,435	31,090

LESS: PROVISION FOR LOAN LOSSES – NOTE 3	605	300	880

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,678	7,135	30,210

NON-INTEREST INCOME
Service Charges and Fees on Deposits	906	758	3,443
Gain on Sale of Investment Securities	-0-	-0-	230
Other Income	661	590	2,355

TOTAL NON-INTEREST INCOME	1,567	1,348	6,028

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 14	3,368	2,905	12,926
Occupancy Expense - Net	438	293	1,734
Furniture and Equipment Expense	495	429	1,877
Other Real Estate Owned Expense - Net	-0-	(15)	(4)
Other Expense – NOTE 9	1,229	1,185	4,920

TOTAL NON-INTEREST EXPENSE	5,530	4,797	21,453

INCOME BEFORE INCOME TAXES	3,715	3,686	14,785

APPLICABLE INCOME TAXES – NOTE 10	1,264	1,253	5,017

NET INCOME	$2,451	$2,433	$9,768

NET INCOME PER SHARE – NOTE 15
Basic	$0.40	$0.39	$1.59
Diluted	0.39	0.39	1.55

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2003
(Unaudited)

					Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss on) Investment Securities

							Total Share- Holders’ Equity
	Common Stock		Capital Surplus	Retained Earnings		Treasury Stock

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2003	6,158,542	$7,698	$7,122	$47,660	$2,861	$(403)	$64,938
Stock Options Exercised	40,775	51	208				259
Purchases of Stock Held in Treasury						(356)	(356)
Retirement of Stock Held in Treasury	(20,000)	(25)		(378)		403	-0-
Cash Dividend - $.12 Per Share				(741)			(741)
Net Income for the Three Months Ended March 31, 2003				2,433			2,433
Securities Available- for-Sale Adjustment					47		47

Total Comprehensive Income – NOTE 22							2,480

Balance at March 31, 2003	6,179,317	7,724	7,330	48,974	2,908	(356)	66,580
Stock Options Exercised	12,450	15	91				106
Purchases of Stock Held in Treasury						(653)	(653)
Retirement of Stock Held in Treasury	(39,438)	(49)		(857)		906	-0-
Cash Dividend - $.40 Per Share				(2,464)			(2,464)
Net Income for the Nine Months Ended December 31, 2003				7,335			7,335
Securities Available- for-Sale Adjustment					(2,220)		(2,220)

Total Comprehensive Income – NOTE 22							5,115

Balance at December 31, 2003	6,152,329	7,690	7,421	52,988	688	(103)	68,684
Stock Options Exercised	4,970	7	32				39
Purchases of Stock Held in Treasury							-0-
Retirement of Stock Held in Treasury	(3,700)	(5)		(98)		103	-0-
Cash Dividend - $.14 Per Share				(860)			(860)
Net Income for the Three Months Ended March 31, 2004				2,451			2,451
Securities Available- for-Sale Adjustment					1,261		1,261

Total Comprehensive Income – NOTE 22							3,712

Balance at March 31, 2004	6,153,599	$7,692	$7,453	$54,481	$1,949	-0-	$71,575

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2003

	(Unaudited) For the Three Months Ended March 31,		(Unaudited) Year Ended December 31, 2003

	2004	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,451	$2,433	$9,768
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	364	298	1,370
Net Premium Amortization of Investment Securities	317	360	1,486
Provision for Loan Losses	605	300	880
Deferred Income Taxes Expense (Benefit)	(268)	(212)	336
Net Gain on Sale of Investment Securites	-0-	-0-	(230)
Net (Gain) Loss From Sale of Other Real Estate & Repossessed Assets	(167)	-0-	10
Net Gain From Sale of Premises and Equipment	(1)	-0-	(46)
Net (Increase) Decrease in Accrued Income and Other Assets	(720)	1,619	(68)
Net Decrease in Accrued Expenses and Other Liabilities	(494)	(533)	(352)

Total Adjustments	(364)	1,832	3,386

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,087	4,265	13,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold and Due From Time	(41,907)	186	(1,074)
Proceeds from Matured and Prepaid Investment Securities - Available-for-Sale	17,034	13,439	101,354
Proceeds from Sales of Investment Securities	-0-	-0-	125,620
Purchase of Investment Securities - Available-for-Sale	-0-	(3,855)	(253,971)
Loans Originated and Principal Repayments, Net	(39,639)	(20,287)	(85,163)
Recoveries of Loans Previously Charged-Off	68	439	737
Proceeds from Sale of Premises and Equipment	1	17	279
Proceeds from Sale of Other Real Estate & Repossessed Assets	-0-	1,142	1,257
Purchases of Premises and Equipment	(165)	(482)	(3,038)

NET CASH USED BY INVESTING ACTIVITIES	(64,608)	(9,401)	(113,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	11,909	87	49,540
Net Increase in Certificates of Deposit	3,094	4,883	9,892
Net Increase in Short Term Borrowings	47,457	4,062	44,979
Payments of Cash Dividends	(860)	(741)	(3,205)
Proceeds from Stock Options Exercised	39	259	365
Purchase of Treasury Stock	-0-	(356)	(1,009)

NET CASH PROVIDED BY FINANCING ACTIVITIES	61,639	8,194	100,562

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(882)	3,058	(283)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	28,620	28,903	28,903

CASH AND DUE FROM BANKS AT END OF PERIOD	$27,738	$31,961	$28,620

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$1,889	$1,797	$7,497
Income Taxes Paid (Refunded)	75	(325)	4,296
Other Real Estate and Other Assets Acquired in Settlement of Loans	7	-0-	-0-

The accompanying Notes should be read with these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
AND FOR THE YEAR ENDED DECEMBER 31, 2003 (UNAUDITED)

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

Cash and Due From Banks

               The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first three months of 2004, the average cash balance maintained at the Federal Reserve Bank was $2,141,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $19,324,000 during the same period.

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

               The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market.  In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors.  Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification.  In the periods reported for 2004 and 2003, the Corporation held no securities that would have been classified as trading securities.

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

NOTE 1 - Summary of Significant Accounting and Reporting Policies (cont’d.)

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

Reclassification

               Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

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

Stock-Based Compensation

               The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.  The impact on the financial statements of using this method is disclosed in Note 13, “Stock Option Plans” to the financial statements.

               SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based compensation.  The pro forma disclosures presented in Note 13, “Stock Option Plans” use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

Comprehensive Income

               Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available for sale.  Comprehensive income for the periods ended March 31, 2004 and 2003 and for the year ended December 31, 2003 is reported in Note 22, “Comprehensive Income.”

Audited Financial Statements

               The consolidated balance sheet as of December 31, 2003, and the consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2003 are headed “unaudited” in these financial statements.  These statements were reported as “audited” in our Annual Report of Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission but are required to be reflected in these statements as unaudited because of the absence of an independent auditor’s report.

NOTE 2 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities as of March 31, 2004 is as follows (in thousands):

	March 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$104,035	$2,679	$(174)	$106,540
U.S. Government Agency Mortgage Backed Securities	59,206	490	(281)	59,415
Obligations of States and Political Subdivisions	6,739	247	(8)	6,978
Community Reinvestment Act Investment Fund	3,000	-0-	-0-	3,000
Federal Reserve and Federal Home Loan Bank Stock	5,946	-0-	-0-	5,946

Total Available-for-Sale Securities	178,926	3,416	(463)	181,879

Total Investment Securities	$178,926	$3,416	$(463)	$181,879

NOTE 2 - Investment Securities (cont’d.)

               All investment securities are carried on the consolidated balance sheet as of March 31, 2004 at fair value.  The net unrealized gain of $2,953,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

               Included in the Other Securities category at March 31, 2004 is $5,626,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of March 31, 2004.  The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to ..20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the Federal Home Loan Bank (“FHLB”).  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

A summary of amortized cost and estimated fair values of investment securities as of March 31, 2003 is as follows (in thousands):

	March 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Treasury Securities	$998	$9	$-0-	$1,007
U.S. Government Agencies and Corporations	114,306	3,793	-0-	118,099
U.S. Government Agency Mortgage Backed Securities	33,788	426	(6)	34,208
Obligations of States and Political Subdivisions	5,014	185	-0-	5,199
Community Reinvestment Act Investment Fund	3,000	-0-	-0-	3,000
Federal Reserve and Federal Home Loan Bank Stock	2,126	-0-	-0-	2,126

Total Available-for-Sale Securities	159,232	4,413	(6)	163,639

Total Investment Securities	$159,232	$4,413	$(6)	$163,639

               All investment securities were carried on the consolidated balance sheet as of March 31, 2003 at fair value.  The net unrealized gain of $4,407,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, was included in Shareholders’ Equity.

               Included in the Other Securities category at March 31, 2003 was $1,806,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of March 31, 2003.  The Corporation was required at March 31, 2003 to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Loans and Allowance for Loan Losses

               The book values of loans by major type follow (in thousands):

	March 31,		December 31, 2003

	2004	2003

Commercial and Industrial	$232,015	$202,448	$219,805
Real Estate Mortgage - Commercial	169,376	135,353	159,082
Real Estate Mortgage - Residential	73,481	53,388	67,635
Real Estate - Construction	86,315	64,679	74,069
Loans to Individuals	32,084	33,484	33,178

	593,271	489,352	553,769
Allowance for Loan Losses	(8,320)	(7,365)	(7,784)

Loans - Net	$584,951	$481,987	$545,985

               Loans are net of unearned income of $742,000 and $562,000 at March 31, 2004 and 2003, respectively, and $690,000 at December 31, 2003.

NOTE 3 - Loans and Allowance for Loan Losses (cont’d.)

               Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Balance, Beginning of Period	$7,784	$6,706	$6,706
Provisions, Charged to Income	605	300	880

Loans Charged-Off	(137)	(80)	(539)
Recoveries of Loans Previously Charged-Off	68	439	737

Net Loans (Charged-Off) Recovered	(69)	359	198

Balance, End of Period	$8,320	$7,365	$7,784

               The provisions for loan losses charged to operating expenses during the three months ended March 31, 2004 and March 31, 2003 of $605,000 and $300,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2003, a provision of $880,000 was recorded.

               At March 31, 2004, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,671,000 (of which $1,671,000 were on non-accrual status).  The related allowance for loan losses for these loans was $390,000.  The average recorded investment in impaired loans during the three months ended March 31, 2004 was approximately $1,606,000.  For this period, the Corporation recognized no interest income on these impaired loans.

NOTE 4 - Premises and Equipment

               The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	March 31,		December 31, 2003

	2004	2003

Land	$2,212	$2,317	$2,212
Buildings and Improvements	10,215	10,154	10,209
Furniture & Equipment	10,671	9,347	10,515

Total Cost	23,098	21,818	22,936

Less: Accumulated Amortization and Depreciation	10,343	10,166	10,016

Net Book Value	$12,755	$11,652	$12,920

NOTE 5 - Other Real Estate

               The carrying value of other real estate is as follows (in thousands):

	March 31,		December 31, 2003

	2004	2003

Other Real Estate	$-0-	$-0-	$-0-

               There were no direct write-downs of other real estate charged to income for the three months ended March 31, 2004 or March 31, 2003.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2003.

               Included in Other Assets at March 31, 2004 and March 31, 2003 were $7,000 and $125,000, respectively, of Other Foreclosed Assets.  The 2004 and 2003 assets were comprised of motor vehicles.  There were no direct write-downs of these assets as of March 31, 2004 or for any period during 2003.

NOTE 6 - Deposits

               The book values of deposits by major type follow (in thousands):

	March 31,		December 31, 2003

	2004	2003

Noninterest-Bearing Demand Deposits	$186,198	$165,220	$192,877
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Funds	205,434	185,055	195,184
Savings	135,968	115,962	127,630
Certificates of Deposit under $100,000 and IRA’s	62,172	62,959	62,275
Certificates of Deposit $100,000 or more	66,296	57,407	63,099
Other	316	316	316

Total	470,186	421,699	448,504

Total Deposits	$656,384	$586,919	$641,381

               At March 31, 2004 and December 31, 2003, the Corporation had $991,000 of brokered deposits.  At March 31, 2003, the Corporation had no brokered deposits.  There were no major deposit concentrations.  Demand deposit overdrafts that have been reclassified as loan balances were $619,000 and $386,000 at March 31, 2004 and 2003, respectively, and $873,000 at December 31, 2003.

NOTE 7 - Short Term Borrowings

               Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings are summarized as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Securities Sold Under Repurchase Agreements:
Average Balance	$31,129	$21,138	$26,850
Period-End Balance	29,691	17,017	32,234
Maximum Month-End Balance During Period	31,083	22,597	32,234
Interest Rate:
Average	0.50%	0.54%	0.31%
Period-End	0.54	0.61	0.44

Federal Home Loan Bank Advances:
Average Balance	$65,824	$21,967	$30,532
Period-End Balance	100,000	24,300	50,000
Maximum Month-End Balance During Period	100,000	24,300	50,000
Interest Rate:
Average	1.35%	2.02%	1.65%
Period-End	1.26	2.05	1.52

Federal Funds Purchased:
Average Balance	$4,396	$4,908	$2,774
Period-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Period	16,425	1,075	7,200
Interest Rate:
Average	1.28%	1.53%	1.41%
Period-End	-0-	-0-	-0-

               The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At March 31, 2004, the Corporation had $100.0 million of borrowings outstanding under the line of credit at a rate of 1.26%, $85.0 million of which matures in 2004 and the remaining $15.0 million matures in  2005.  $30.0 million was borrowed for thirty days on the last day of the quarter for the purpose of maximizing the borrowing potential for the Corporation over the next year based on limits established by the FHLB.  For the three months ended March 31, 2004, the Corporation had average borrowings under the line of credit of $65.8 million.  For the three months ended March 31, 2003, the Corporation had $22.0 million of borrowings outstanding under the line of credit at a rate of 1.65% which matured during 2003.  In addition, at March, 31, 2003, the Corporation had $2,300,000 borrowed under a match funding agreement with the FHLB at a rate of 4.41% which matured in June 2003.  At December 31, 2003, $50.0 million of borrowings were outstanding at a rate of 1.52%, $45.0 million of which matures during 2004 and $5.0 million of which matures in April 2005.  For the year ended December 31, 2003, the Corporation had average borrowings of $30.5 million.

NOTE 8 – Notes Payable

               On September 15, 2003, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at prime rate.  The lines of credit are secured by stock of the Bank and mature on September 15, 2004, whereupon, if balances are outstanding, the lines convert to term notes having five year terms.  The Corporation will not pay a fee for any unused portion of the lines.  As of March 31, 2004, no funds had been borrowed under these lines nor were any borrowings outstanding.

NOTE 9 - Other Non-Interest Expense

               The significant components of other non-interest expense are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Business Development	$193	$173	$762
Legal and Professional Fees	179	169	688
Item Processing	147	170	672
Printing and Supplies	95	106	435
Regulatory Fees and Assessments	67	62	250
Other	548	505	2,113

Total	$1,229	$1,185	$4,920

NOTE 10 - Income Taxes

               Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	March 31,
			December 31, 2003
	2004	2003

Current Tax Asset (Liability)	$(1,495)	$(1,418)	$(39)
Net Deferred Tax Asset	1,294	1,056	1,677

Total Included in Other (Liabilities) Assets	$(201)	$(362)	$1,638

               The net deferred tax asset at March 31, 2004 of $1,294,000 included $(1,004,000), a deferred tax liability related to unrealized gains on Available-for-Sale Securities.

               The components of income tax expense were as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Federal Income Tax Expense
Current	$1,532	$1,465	$4,681
Deferred (Benefit)	(268)	(212)	336

Total Federal Income Tax Expense	$1,264	$1,253	$5,017

Effective Tax Rates	34.00%	34.00%	34.00%

NOTE 10 - Income Taxes (cont’d.)

               The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Federal Income Taxes at Statutory Rate of 34.5%	$1,282	$1,271	$5,071
Effect of Tax Exempt Interest Income	(23)	(23)	(94)
Non-deductible Expenses	23	17	70
Other	(18)	(12)	(30)

Income Taxes Per Income Statement	$1,264	$1,253	$5,017

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Federal Deferred Tax Assets:
Allowance for Loan Losses	$2,851	$2,526	$2,667
Valuation Reserves - Other Real Estate	-0-	-0-	2
Interest on Non-accrual Loans	121	290	121
Deferred Compensation	592	551	541

Gross Federal Deferred Tax Assets	3,564	3,367	3,331

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,120	575	1,087
Accretion	62	191	135
Unrealized Gains on Available-for-Sale Securities	1,004	1,498	354
Other	84	47	78

Gross Federal Deferred Tax Liabilities	2,270	2,311	1,654

Net Deferred Tax Asset	$1,294	$1,056	$1,677

NOTE 11 - Related Party Transactions

               The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $9,389,000 at December 31, 2003.

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

               At March 31, 2004, outstanding documentary and standby letters of credit totaled $4,463,000 and commitments to extend credit totaled $149,455,000.

               In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $246,000 and $148,000 for the three months ended March 31, 2004 and 2003, respectively, and $981,000 for the year ended December 31, 2003.  There have been no material changes in the future minimum lease payments payable by the Corporation since December 31, 2003.  See the 2003 Report on Form 10-K for information regarding these commitments.

NOTE 13 - Stock Option Plans

               The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, (each, a “Plan,” and, collectively, “the Plans”).  Each Plan has reserved 600,000 shares (adjusted for two-for-one stock splits in 1995 and 1997) of common stock for grants thereunder.  The Plans provide for the granting to executive management and other key employees of the Corporation and its subsidiary incentive stock options, as defined under the current tax law.  The options under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.  Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

               The following is a summary of transactions during the periods presented:

	Shares Under Option

	Three Months Ended March 31, 2004	Year Ended December 31, 2003

Outstanding, Beginning of Period	379,659	418,934
Additional Options Granted During the Period	20,000	25,000
Forfeited During the Period	(5,000)	(11,050)
Exercised During the Period	(4,970)	(53,225)

Outstanding, End of Period	389,689	379,659

               Options outstanding at March 31, 2004 ranged in price from $4.50 to $31.76 per share with a weighted average exercise price of $13.89 and 305,749 shares exercisable.  At March 31, 2004, there remained 321,250 shares reserved for future grants of options under the 1997 Plan.

               The Corporation accounts for the Plans under the recognition and measurement principles of Accounting  Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	March 31, 2004	December 31, 2003

Net Income, as Reported	$2,451	$9,768

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(30)	(135)

Pro Forma Net Income	$2,421	$9,633

Earnings Per Share:
Basic - as Reported	$0.40	$1.59
Basic - Pro Forma	0.39	1.56
Diluted - as Reported	0.39	1.55
Diluted - Pro Forma	0.38	1.52

NOTE 14 - Employee Benefit Plans

401(k) Plan

               The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made no contribution to this plan in 1998 or 1999.  In 2000 through 2003, the Corporation made matching contributions, not to exceed 6% of the employee’s annual compensation, to the participant’s deferrals of compensation up to 100% of the employee contributions.

               The amount expensed in support of the plan was $111,000 and $105,000 during the first three months of 2004 and 2003, respectively, and $411,000 for the year 2003.

Supplemental Executive Retirement Plan

               In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The current Retirement Plan is a defined contribution plan.  The expense charged to earnings for such future obligations was $44,000 and $49,000 for the first three months of 2004 and 2003, respectively, and $202,000 for the year 2003.

NOTE 14 - Employee Benefit Plans (cont’d.)

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

NOTE 15 - Earnings per Share

               The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Net income	$2,451	$2,433	$9,768

Weighted average number of common shares used in Basic EPS	6,152,105	6,166,000	6,160,780
Effect of dilutive stock options	193,967	110,486	156,382

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	6,346,072	6,276,486	6,317,162

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

               The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	March 31,

	2004	2003

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$149,455	$123,766
Standby Letters of Credit	4,463	9,720

               Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Standby letters of credit are conditional commitments by the Corporation to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

NOTE 17 - Concentrations of Credit Risk

               The Bank makes commercial, consumer and real estate loans in its direct market which is defined as Fort Worth and its surrounding area.  The Board of Directors of the Bank monitors concentrations of credit by purpose, collateral and industry at least quarterly.  Certain limitations for concentration are set by the Board of Directors of the Bank.  Additional loans in excess of these limits must have prior approval of the bank’s directors’ loan committee.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the strength of the local and state economy.

NOTE 18 - Litigation

               The Corporation is involved in legal actions arising in the ordinary course of business.  It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation’s financial position.

NOTE 19 - Stock Repurchase Plan

               On April 20, 2004, the Board of Directors of the Corporation approved a stock repurchase plan.  The plan authorized management to purchase up to 307,680 shares of the Corporation’s common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

               In the three months ended March 31, 2004, no shares were purchased by the Corporation through a similar repurchase plan through the open market.

NOTE 20 - Subsequent Events

               On April 20, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on May 14, 2004 to shareholders of record on May 3, 2004.

               The Corporation signed a definitive agreement on February 5, 2004 to acquire ANB Financial Corporation, the parent company of Arlington National Bank.  This acquisition allows the Corporation to expand its presence into the Arlington, Texas market in Tarrant County.  The Corporation will assume approximately $55 million in loans and $80 million in deposits from ANB Financial Corporation.  Completion of the acquisition is expected to occur April 30, 2004 with an effective date of May 1, 2004, following regulatory approval, at which time the four Arlington locations will become branches of Summit Bank, N.A.

               The Corporation on May 3, 2004, will establish Summit Bancshares, Inc. Statutory Trust I (the “Issuer Trust”) as a wholly owned subsidiary of Summit Bancshares, Inc.  The Issuer Trust will offer $12,000,000 of Floating Rate (three-month LIBOR plus a margin of 2.65 percent) Capital Securities (the “Capital Securities”), which represent beneficial interests in the assets of the Issuer Trust.  The Capital Securities will be offered and sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended).  The proceeds from the sale of the Capital Securities will be used to fund a portion of the cash consideration for the acquisition of ANB Financial Corporation discussed in the previous paragraph.

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

NOTE 21 - Fair Values of Financial Instruments (cont’d.)

               The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	March 31,

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$27,738	$27,738	$31,961	$31,961
Federal funds sold and Due From Time	43,243	43,243	76	76
Securities	181,879	181,879	163,639	163,639
Loans	593,271	595,045	489,352	492,835
Allowance for loan losses	(8,320)	(8,320)	(7,365)	(7,365)

Financial Liabilities
Deposits	656,384	657,919	586,919	588,636
Short Term Borrowings	129,691	129,727	41,317	41,308

Off-balance Sheet Financial Instruments
Loan commitments		149,455		123,766
Letters of credit		4,463		9,720

NOTE 22 - Comprehensive Income

               The Corporation FASB Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2003

	2004	2003

Net Income	$2,451	$2,433	$9,768
Other Comprehensive Income: Change in unrealized gain on securities available-for-sale, net of tax	1,261	47	(2,173)

Comprehensive Income	$3,712	$2,480	$7,595

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to our operations, the discussion of allowance for loan losses, subsequent events and quantitative and qualitative disclosure about market risk.  Our actual results could differ materially from those management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth below under the heading “Factors That May Affect Future Results.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” or “our” refer to the business of Summit Bancshares, Inc. and its consolidated subsidiaries.

Overview

               Our business has been conducted primarily through our wholly-owned subsidiaries, Summit Bank, National Association, (the “Bank”), Summit Delaware Financial Corporation and SIA Insurance Agency, Inc. (“SIA”).  The Bank currently operates its branch offices in seven locations in Fort Worth.

               Our results of operations are primarily dependent on net interest income, which is the difference between the income earned on our loan and investment portfolios and our cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by our allowance for loan losses, investment activities, loan servicing fees and other fees.  Our non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising costs, data processing expense and other expenses.

               Net income for the first quarter of 2004 was $2,451,000, an increase of $18,000, or 0.7%, compared with $2,433,000 recorded for the first quarter of 2003.  On a weighted average share basis, net income for the first quarter of 2004 remained constant at $0.39 per diluted share as compared to the same period from the prior year.  The increase in earnings during the first quarter of 2004 was primarily due to an increase in net interest income of $848,000 over the first quarter of 2003.  The increase in net interest income was primarily due to growth in average loans of 6.7% from the fourth quarter of 2003 and 20.5% compared to the first quarter of 2003, which more than offset the impact of the low interest rate environment and a lower net interest margin as compared to the first quarter of 2003.  The increase in non-interest expenses during the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to expansion initiatives and enhanced infrastructure.

               Based in part on an improving economy in our market area and our hiring of additional commercial lending personnel, total loans at March 31, 2004 were $593.3 million, which represented an increase of $39.5 million, or 7.1%, over total loans at December 31, 2003 and an increase of $103.9 million, or 21.2%, over total loans at March 31, 2003.  We do not expect to see loan growth rates from quarter to quarter to be as high as they have the past two quarters but do expect double digit loan growth for the full year of 2004.  Total deposits at March 31, 2004 of $656.4 million increased $15.0 million, or 2.3% from December 31, 2003 and increased $69.5 million, or 11.8%, from $586.9 million at March 31, 2003.  Growth was experienced in every category of deposits with the largest growth coming in demand deposits and savings deposits which increased $21.0 million and $20.0 million, respectively.  Shareholders’ equity was $71.6 million at March 31, 2004, which represented an increase of $2.9 million, or 4.2%, compared to December 31, 2003 and an increase of $5.0 million, or 7.5%, from March 31, 2003.

               The following table shows selected performance ratios for the first quarters of 2004 and 2003 that management believes to be key indicators of our performance:

	First Quarter

	2004	2003

Annualized Return on Average Assets (ROAA)	1.22%	1.43%
Annualized Return on Average Shareholders’ Equity (ROAE)	14.06	14.89
Shareholders’ Equity to Assets - Average	8.68	9.62
Dividend Payout Ratio	35.09	30.46
Net Interest Margin (tax equivalent)	4.36	4.67
Efficiency Ratio	55.94	54.41

               The return on average assets ratio is calculated by dividing net income by average total assets for the period.  Management believes our return on average assets ratio of 1.22% for the first quarter of 2004 compares favorably to the return on average assets ratio of other financial institutions in our peer group, which was 1.25% in the first quarter of 2004.  Our peer group is comprised of other publicly traded bank holding companies headquartered in Texas and was selected by our management.

               The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period.  Management believes our return on average shareholders’ equity ratio of 14.06% in the first quarter of 2004 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in our peer group, which was 13.66% in the first quarter of 2004.

               The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Management believes our average shareholders’ equity to average assets ratio of 8.68% in the first quarter of 2004 compares favorably to the average shareholders’ equity to average asset ratio of other financial institutions in our peer group, which was 9.18% in the first quarter of 2004.

               The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  Our dividend payout ratio results in a yield-to-market price return equal to or greater than our peer group.

               Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.36% in the first quarter of 2004 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which was 4.05% in the first quarter of 2004.

               The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 55.94% in the first quarter of 2004 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 60.50% in the first quarter of 2004.

Summary of Earning Assets and Interest-Bearing Liabilities

               The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 2004 and 2003 (rates on tax equivalent basis):

	Three Months Ended March 31,

	2004			2003

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$5,424	$13	0.96%	$1,286	$4	1.18%
Investment Securities (Taxable)	181,189	1,718	3.79%	165,615	1,711	4.19%
Investment Securities (Tax-exempt)	6,799	89	5.24%	4,994	71	5.77%
Loans, Net of Unearned Discount(1)	573,862	8,414	5.90%	476,298	7,499	6.39%

Total Earning Assets	767,274	10,234	5.36%	648,193	9,285	5.81%

Non-interest Earning Assets:
Cash and Due From Banks	25,136			25,639
Other Assets	23,579			21,686
Allowance for Loan Losses	(7,980)			(6,996)

Total Assets	$808,009			$688,522

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$196,922	518	1.06%	$177,053	462	1.06%
Savings	131,280	385	1.18%	116,568	397	1.38%
Certificates of Deposit under $100,000 and IRA’s	62,048	345	2.24%	63,026	426	2.74%
Certificates of Deposit $100,000 or more	63,786	391	2.47%	54,350	373	2.78%
Other Time	316	2	2.81%	316	2	2.25%
Other Borrowings	101,349	274	1.09%	48,012	156	1.32%

Total Interest-Bearing Liabilities	555,701	1,915	1.39%	459,325	1,816	1.60%

Non-interest Bearing Liabilities:
Demand Deposits	179,396			160,011
Other Liabilities	2,796			2,933
Shareholders’ Equity	70,116			66,253

Total Liabilities and Shareholders’ Equity	$808,009			$688,522

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$8,319	4.36%		$7,469	4.67%

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $334,000 and $262,000 at March 31, 2004 and 2003, respectively, and $1,248,000 for the year ended December 31, 2003.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2)     Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

               The net interest margin was 4.36% for the first quarter of 2004, which represented a decrease of 31 basis points from the first quarter of 2003.  This decrease in net interest margin reflected a 45 basis point decrease in yield on earning assets from the first quarter of 2003 to the first quarter of 2004, which was partially offset by a 21 basis point decrease in rates paid on interest-bearing liabilities from the first quarter of 2003 to the first quarter of 2004.  The decrease in net interest margin also reflected less earned income from our investment in earning assets of our non-interest fundings, demand deposits and shareholders’ equity, in the first quarter of 2004 compared to the first quarter of 2003 due to the lower interest rate environment during the first quarter of 2004.

               In the event that our average loans continue to grow during 2004 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank, which could have a negative impact on our net interest margin.  Therefore, we may experience a slightly lower net interest margin during the second quarter of 2004 as a result of any such borrowings and as our investment portfolio and maturing fixed rate loans reprice at lower rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases.

Net Interest Income

               Net interest income (tax equivalent) for the first quarter of 2004 was $8,319,000, which represented an increase of $850,000, or 11.4%, compared to the first quarter of 2003.  In the first quarter of 2004, tax equivalent interest income increased $949,000, or 10.2%, while interest expense increased $99,000, or 5.5%, compared to the first quarter of 2003.  The net increase in net interest income resulted from a 18.4% growth in average earning assets for the first quarter of 2004 compared to the first quarter of 2003, which offset a 25 basis point decrease in market interest rates (as measured by average market rates published in the Wall Street Journal) from the first of January 2003 through March 2004.

               The table below analyzes the increase in net interest income on a fully tax equivalent basis for the three month periods ended March 31, 2004 and 2003.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

	ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in Thousands)

	1st Qtr. 2004 vs. 1st Qtr. 2003 Increase (Decrease) Due to Changes in:			1st Qtr. 2003 vs. 1st Qtr. 2002 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold	$12	$(3)	$9	$(12)	$(3)	$(15)
Investment Securities (Taxable)	156	(149)	7	188	(325)	(137)
Investment Securities (Tax-exempt)	26	(8)	18	46	(3)	43
Loans, Net of Unearned Discount	1,549	(634)	915	513	(685)	(172)

Total Interest Income	1,743	(794)	949	735	(1,016)	(281)

Interest-Bearing Liabilities:
Deposits	159	(178)	(19)	126	(463)	(337)
Other Borrowings	175	(57)	118	45	(24)	21

Total Interest Expense	334	(235)	99	171	(487)	(316)

Net Interest Income	$1,409	$(559)	$850	$564	$(529)	$35

Non-Interest Income

               The major component of non-interest income is service charges on deposits.  Other service fees are the majority of other non-interest income.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended March 31,

	2004	2003	%Change

Service Charges on Deposit Accounts	$906	$758	19.5%
Non-recurring Income	167	-0-	100.0
Other Non-interest Income	494	590	(16.3)

Total Non-interest Income	$1,567	$1,348	16.2%

               The decrease in other non-interest income in the first quarter of 2004 is primarily due to decreases in mortgage brokerage/origination fees, letter of credit fees and exchange fees.  Mortgage brokerage fees declined due to a slowdown in mortgage re-financings compared to the previous year.  The non-recurring income in the first quarter of 2004 represented the gain on sale of assets previously held in other assets.

Non-interest Expense

               Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended March 31,

	2004	2003	% Change

Salaries & Employee Benefits	$3,368	$2,905	15.9%
Occupancy Expense - Net	438	293	49.5
Furniture and Equipment Expense	495	429	15.4
Other Real Estate and Foreclosed Asset Expense - Net	-0-	(15)	100.0
Other Expenses:
Business Development	193	173	11.6
Insurance - Other	63	60	5.0
Legal & Professional Fees	179	169	5.9
Item Processing	147	170	(13.5)
Taxes - Other	18	10	80.0
Postage & Courier	101	86	17.4
Printing & Supplies	95	106	(10.4)
Regulatory Fees & Assessments	67	62	8.1
Other Operating Expenses	366	349	4.9

Total Other Expenses	1,229	1,185	3.7

Total Non-interest Expense	$5,530	$4,797	15.3%

               Total non-interest expense increased 15.3% in the first quarter of 2004 over 2003, reflecting increases in salaries and benefits, occupancy and equipment and business development expenses, which were offset partially by a decline in item processing expenses.   As a percent of average assets, non-interest expenses were 2.75% in the first quarter of 2004 (annualized) and 2.83% in the same period of 2003.

               The increase in salaries and employee benefit expenses for the first quarter of 2004 was due to salary merit increases, the opening of a new branch location during the second quarter of 2003 and several additions during the latter half of 2003 to the lending staff.

               The increase in occupancy and equipment expense for the first three months of 2004 was due to the opening of the new branch mentioned above and the relocation and centralization of the administrative, credit and data processing departments into a new facility which was leased beginning in May 2003.

               The increase in business development expenses during the first quarter of 2004 was related to the growth in loans and new business relationships.

               The decline in item processing expenses during the first quarter of 2004 was achieved due to the Corporation’s chief technology officer renegotiating terms of the data processing contract with the Corporation’s outside processing company.

Allowance for Loan Losses and Non-Performing Assets

               Our allowance for loan losses was $8,320,000, or 1.40% of total loans, as of March 31, 2004 compared to $7,365,000, or 1.50% of total loans, as of March 31, 2003.   For the three months ended March 31, 2004 and 2003, net charge-offs (recoveries) were .01% and (.07)% of loans, respectively, not annualized.

               Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended March 31,

	2004	2003

Balance, Beginning of Period	$7,784	$6,706
Provisions, Charged to Income	605	300

Loans Charged-Off	(137)	(80)
Recoveries of Loans Previously Charged-Off	68	439

Net Loans (Charged-Off)
Recovered	(69)	359

Balance, End of Period	$8,320	$7,365

               The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003

Non-Accrual Loans	$2,405	$2,351	$1,514	$1,458	$2,226
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	7	-0-	-0-	125	125

Total Non-Performing Assets	$2,412	$2,351	$1,514	$1,583	$2,351

As a Percent of:
Total Assets	0.28%	0.30%	0.19%	0.21%	0.34%
Total Loans and Other Real Estate/ Foreclosed Assets	0.41%	0.42%	0.29%	0.32%	0.48%

Loans Past Due 90 days or More and Still Accruing	$-0-	$55	$-0-	$14	$80

               At March 31, 2004 the ratio of non-accrual loans to total loans were .41% and non-performing assets represented .41% of loans and other real estate owned/foreclosed assets at the same date.

               As of March 31, 2004, non-accrual loans were comprised of $1,836,000 in commercial loans, $351,000 in real estate mortgage loans, $65,000 in interim construction loans and $153,000 in consumer loans.

               As of March 31, 2004, there was no other real estate owned.  However, the Corporation has $7,000 in Other Foreclosed Assets which represents two motor vehicles.  These assets are in process of liquidation.  The cost of liquidation will be recorded as a current period expense.

               The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	March 31 2004,	December 31, 2003	September 30, 2003	June 30, 2003	March 31 2003,

Non-Performing Loans	$2,405	$2,351	$1,514	$1,458	$2,226
Criticized Loans	26,888	27,737	31,933	26,917	23,061
Allowance for Loan Losses	8,320	7,784	7,483	7,412	7,365
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	346%	331%	494%	508%	331%
Criticized Loans	31%	28%	23%	28%	32%

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

               Criticized loans, loans classified as OAEM, Substandard or Doubtful as noted above, have increased in the past year.  A significant portion of this increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible.  Management is not aware of any potential loan problems that have not been disclosed, to which serious doubt exist as to the ability of the borrower to substantially comply with the present repayment terms.

Interest Rate Sensitivity

               Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

               The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at March 31, 2004 and may not be reflective of positions in subsequent periods (dollars in thousands):
	Matures or Reprices within:			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive

	30 Days or Less	31-180 Days	181 to One Year			Total

Earning Assets:
Loans	$304,246	$47,385	$43,546	$395,177	$198,094	$593,271
Investment Securities	11,445	18,073	15,658	45,176	136,703	181,879
Federal Funds Sold and Due From Time	43,243	-0-	-0-	43,243	-0-	43,243

Total Earning Assets	358,934	65,458	59,204	483,596	334,797	818,393

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	341,402	-0-	-0-	341,402	-0-	341,402
Certificates of Deposit under $100,000 and IRA’s	5,903	17,510	13,454	36,867	25,305	62,172
Certificates of Deposit $100,000 or More	4,695	22,541	13,359	40,595	26,017	66,612
Short Term Borrowings	84,691	15,000	25,000	124,691	5,000	129,691

Total Interest Bearing Liabilities	436,691	55,051	51,813	543,555	56,322	599,877

Interest Sensitivity Gap	$(77,757)	$10,407	$7,391	$(59,959)	$278,475	$218,516

Cumulative Gap	$(77,757)	$(67,350)	$(59,959)

Periodic Gap to Total Assets	(9.04)%	1.21%	0.86%

Cumulative Gap to Total Assets	(9.04)%	(7.83)%	(6.97)%

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

               Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (6.97%) was reversed to a positive 22.23%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

               At March 31, 2004, shareholders’ equity totaled $71.6 million, an increase of $2.9 million, or 4.2%, compared to December 31, 2003, and an increase of $5.0 million, or 7.5%, compared to March 31, 2003.  This increase reflected an increase is retained earnings and the impact of the retirement of treasury stock.  During the first quarter of 2004, we repurchased no shares of Common Stock.  Our ability to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  Our board of directors has authorized the repurchase of up to 5% of our outstanding Common Stock.

               We and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of March 31, 2004 and2003 (dollars in thousands):

	March 31, 2004		March 31, 2003
	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$860,361	$860,314	$697,893	$697,874
Risk Weighted Assets	632,617	632,577	526,659	526,647

Equity Capital (Tier 1)	69,626	68,814	63,672	62,376
Qualifying Allowance for Loan Losses	7,913	7,912	6,592	6,592

Total Capital	77,539	76,726	70,264	68,968

Leverage Ratio	8.62%	8.52%	9.04%	8.85%
Risk Capital Ratio:
Tier I Capital	11.01%	10.88%	12.09%	11.84%
Total Capital	12.26	12.13	13.34	13.10

               As of March 31, 2004, we and the Bank exceeded our risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

               Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $41.7 million, or 4.9%, of total assets as of March 31, 2004.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

               Our liquidity is enhanced by the fact that 89.9% our total deposits at March 31, 2004 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.   Our loan to deposit ratio averaged 90.6% for the three month period ended March 31, 2004.

               In the event that our average loans continue to grow during 2004 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, our business, results of operations and financial condition could be negatively impacted.

               Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

Subsequent Events

               On April 20, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on May 14, 2004 to shareholders of record on May 3, 2004.

               The Corporation signed a definitive agreement on February 5, 2004 to acquire ANB Financial Corporation, the parent company of Arlington National Bank.  This acquisition allows the Corporation to expand its presence into the Arlington, Texas market in Tarrant County.  The Corporation will assume approximately $55 million in loans and $80 million in deposits from ANB Financial Corporation.  Completion of the acquisition is expected to occur April 30, 2004 with an effective date of May 1, 2004, following regulatory approval, at which time the four Arlington locations will become branches of Summit Bank, N.A.

               The Corporation on May 3, 2004, will establish Summit Bancshares, Inc. Statutory Trust I (the “Issuer Trust”) as a wholly owned subsidiary of Summit Bancshares, Inc.  The Issuer Trust will offer $12,000,000 of Floating Rate (three-month LIBOR plus a margin of 2.65 percent) Capital Securities (the “Capital Securities”), which represent beneficial interests in the assets of the Issuer Trust.  The Capital Securities will be offered and sold to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended).  The proceeds from the sale of the Capital Securities will be used to fund a portion of the cash consideration for the acquisition of ANB Financial Corporation discussed in the previous paragraph.

Critical Accounting Policies

               Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  We have identified our policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  There have been no material changes in our application of accounting policies since December 31, 2003.  We, in consultation with our Audit Committee of the Board of Directors, have reviewed and approved this critical accounting policy, which is further described under the captions “Loan and Allowance for Loan Losses” in Note 1 (“Summary of Significant Accounting Policies”) to the Financial Statements.

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

Actual results could differ materially from estimates as a result of changes in economic or market conditions and other factors.  Changes in our evaluations and the assumptions underlying these evaluations could result in a material change in the allowance.  While we believe that the allowance for loan losses has been established and maintained at levels adequate to reflect the risks inherent in the loan portfolio, future increases may be necessary if economic or market conditions and other factors differ substantially from the conditions that existed at the time of the initial determination.

Factors That May Affect Future Results

               This Quarterly Report on Form 10-Q contains forward-looking statements concerning the business, results of operations and financial condition of us and our subsidiaries.  The forward-looking statements are based upon management’s current expectations and assumptions about future events.  Such expectations and assumptions have been expressed in good faith, and management believes that there is a reasonable basis for them.

A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These risks and uncertainties include, without limitation:

•	Changes in, or the effects of, competition for our products and services;

•	Our ability to effectively manage interest rate risk and other market, credit and operation risks;

•	Our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

•	The costs and effects of litigation involving us and of unexpected or adverse outcomes in such litigation;

•	Our ability to successfully integrate, and to achieve anticipated cost savings and revenue enhancements with respect to, acquired businesses and operations;

•	Our ability to attract and retain key employees;

•	Changes in general local, regional and international economic conditions;

•	Changes in, or the effects of, trade, monetary and fiscal policies, laws and regulations, including interest rate policies, of the Federal Reserve Board and other regulatory authorities;

•	Changes in consumer and business spending, borrowing and saving habits;

•	Changes in laws, regulations and policies applicable to us; and

•	Political instability and acts of war or terrorism.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

               There have been no material changes in market risks faced by the Corporation since December 31, 2003.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2003, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

Item 4 – Controls and Procedures

               The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended March 31, 2004.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended March 31, 2004.

               There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                         Not applicable

Item 2.  Change in Securities and Use of Proceeds

                         Not applicable

Item 3.  Defaults Upon Senior Securities

                         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                         Not applicable

Item 5.  Other Information

                         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	11	Computation of Earnings Per Common Share

	31.1	Certification of Principle Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principle Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Principle Executive Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principle Financial Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K:

               The Corporation furnished a Current Report on Form 8-K under Items 2 and 7 on May 4, 2004 relating to the completion of its merger with ANB Financial Corporation and its subsidiary, Arlington National Bank.  In conjunction with the merger, the Corporation also announced that through Summit Bancshares, Statutory Trust I, a Delaware statutory trust and wholly owned subsidiary of Summit Bancshares, Inc., $12,000,000 of Floating Rate Capital Securities would be issued.

               The Corporation furnished a Current Report on Form 8-K under Items 7 and 12 on April 14, 2004 relating to its issuance of a press release announcing its earnings for the first quarter of 2004.

               The Corporation filed a Current Report on Form 8-K on February 6, 2004 announcing that it had entered into a definitive agreement to acquire ANB Financial Corporation and its subsidiary, Arlington National Bank, in a cash transaction.

               The Corporation furnished a Current Report on Form 8-K under Items 7 and 12 on January 26, 2004 relating to its issuance of a press release announcing its earnings for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

Date: 04-22-04	By: /s/ Philip E. Norwood

Philip E. Norwood, Chairman, President and Chief Executive Officer

Date: 04-22-04	By: /s/ Bob G. Scott

Bob G. Scott, Executive Vice President and Chief Operating Officer
(Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description

11	Computation of Earnings Per Common Share

31.1	Certification of Principle Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principle Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Principle Executive Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principle Financial Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.