Form 10-Q
period 2004-06-30
SUMMIT BANCSHARES INC /TX/
filed 2004-08-09
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004; or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________ to __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) .

Yes ☒	No ☐

The number of shares of common stock, $1.25 par value, outstanding at June 30, 2004 was 6,186,249 shares.

SUMMIT BANCSHARES, INC.

The June 30, 2004 and 2003 and the December 31, 2003 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2003 included herein are headed “unaudited”.  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission but are required to reflected herein as unaudited because of the absence of an independent auditor’s report.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,		(Unaudited) December 31, 2003

	2004	2003

	(In Thousands )
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$32,899	$28,669	$28,620
FEDERAL FUNDS SOLD & DUE FROM TIME	17,551	14,975	1,336
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	214,991	178,241	195,959
LOANS – NOTES 4, 14 AND 20
Loans, Net of Unearned Discount	672,686	500,040	553,769
Allowance for Loan Losses	(9,844)	(7,412)	(7,784)

LOANS, NET	662,842	492,628	545,985
PREMISES AND EQUIPMENT – NOTE 5	15,145	13,391	12,920
GOODWILL – NOTE 6	7,752	-0-	-0-
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,642	-0-	-0-
ACCRUED INCOME RECEIVABLE	4,360	3,888	3,754
OTHER REAL ESTATE – NOTE 7	366	-0-	-0-
OTHER ASSETS	11,160	7,124	6,904

TOTAL ASSETS	$969,708	$738,916	$795,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$218,343	$176,603	$192,877
Interest-Bearing	557,347	435,143	448,504

TOTAL DEPOSITS	775,690	611,746	641,381
SHORT TERM BORROWINGS – NOTE 9	106,663	55,627	82,234
NOTES PAYABLE – NOTE 10	2,750	-0-	-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	-0-	-0-
ACCRUED INTEREST PAYABLE	493	358	294
OTHER LIABILITIES	3,041	2,456	2,885

TOTAL LIABILITIES	901,009	670,187	726,794

COMMITMENTS AND CONTINGENCIES – NOTES 15, 17, 19 AND 21
SHAREHOLDERS’ EQUITY – NOTES 16, 18 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized;6,186,249, 6,165,617 and 6,152,329 shares issued and outstanding at June 30, 2004 and 2003 and at December 31, 2003, respectively	7,733	7,707	7,690
Capital Surplus	7,563	7,345	7,421
Retained Earnings	56,211	50,358	52,988
Accumulated Other Comprehensive Income – Unrealized (Loss) Gain on Available-for-Sale Investment Securities, Net of Tax	(2,227)	3,335	688
Treasury Stock at Cost (20,500, 688 and 3,700 shares at June 30, 2004 and 2003 and at December 31, 2003, respectively)	(581)	(16)	(103)

TOTAL SHAREHOLDERS’ EQUITY	68,699	68,729	68,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$969,708	$738,916	$795,478

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) Year Ended December 31, 2003

	2004	2003

	(In Thousands, Except Per Share Data )
INTEREST INCOME
Interest and Fees on Loans	$17,800	$15,357	$31,134
Interest and Dividends on Investment Securities:
Taxable	3,496	3,310	7,106
Exempt from Federal Income Taxes	117	94	206
Interest on Federal Funds Sold and Due From Time	88	37	81

TOTAL INTEREST INCOME	21,501	18,798	38,527

INTEREST EXPENSE
Interest on Deposits	3,478	3,441	6,810
Interest on Short Term Borrowings	620	309	627
Interest on Note Payable	16	-0-	-0-
Interest on Junior Subordinated Deferrable Debentures	76	-0-	-0-

TOTAL INTEREST EXPENSE	4,190	3,750	7,437

NET INTEREST INCOME	17,311	15,048	31,090

LESS: PROVISION FOR LOAN LOSSES – NOTE 4	1,005	540	880

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,306	14,508	30,210

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,984	1,649	3,443
Gain on Sale of Investment Securities	-0-	12	230
Other Income	1,306	1,285	2,355

TOTAL NON-INTEREST INCOME	3,290	2,946	6,028

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	7,140	5,995	12,926
Occupancy Expense - Net	990	688	1,734
Furniture and Equipment Expense	1,060	876	1,877
Core Deposit Intangible Amortization	55	-0-	-0-
Other Real Estate Owned and Foreclosed Asset Expense - Net	15	(13)	(4)
Other Expense – NOTE 12	2,620	2,497	4,920

TOTAL NON-INTEREST EXPENSE	11,880	10,043	21,453

INCOME BEFORE INCOME TAXES	7,716	7,411	14,785
APPLICABLE INCOME TAXES – NOTE 13	2,669	2,521	5,017

NET INCOME	$5,047	$4,890	$9,768

NET INCOME PER SHARE – NOTE 18
Basic	$0.82	$0.79	$1.59
Diluted	0.80	0.78	1.55

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended June 30,

	2004	2003

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$9,391	$7,868
Interest and Dividends on Investment Securities:
Taxable	1,778	1,599
Exempt from Federal Income Taxes	58	47
Interest on Federal Funds Sold and Due From Time	75	33

TOTAL INTEREST INCOME	11,302	9,547

INTEREST EXPENSE
Interest on Deposits	1,837	1,781
Interest on Short Term Borrowings	345	153
Interest on Notes Payable	16	-0-
Interest on Junior Subordinated Deferrable Debentures	76	-0-

TOTAL INTEREST EXPENSE	2,274	1,934

NET INTEREST INCOME	9,028	7,613
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	400	240

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,628	7,373

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,078	890
Gain on Sale of Investment Securities	-0-	12
Other Income	645	696

TOTAL NON-INTEREST INCOME	1,723	1,598

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	3,772	3,090
Occupancy Expense - Net	552	395
Furniture and Equipment Expense	565	447
Core Deposit Amortization	55	-0-
Other Real Estate Owned and Foreclosed Asset Expense - Net	15	2
Other Expense – NOTE 12	1,391	1,312

TOTAL NON-INTEREST EXPENSE	6,350	5,246

INCOME BEFORE INCOME TAXES	4,001	3,725
APPLICABLE INCOME TAXES – NOTE 13	1,405	1,268

NET INCOME	$2,596	$2,457

NET INCOME PER SHARE - NOTE 18
Basic	$0.42	$0.40
Diluted	0.41	0.39

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2003
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income Net Unrealized Gain (Loss) on Investment Securities	Treasury Stock	Total Share Holder’s Equity

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2003	6,158,542	$7,698	$7,122	$47,660	$2,861	$(403)	$64,938
Stock Options Exercised	45,575	57	223				280
Purchases of Stock Held in Treasury						(372)	(372)
Retirement of Stock Held in Treasury	(38,500)	(48)		(711)		759	-0-
Cash Dividend - .24 Per Share				(1,481)			(1,481)
Net Income for the Six Months Ended June 30, 2003				4,890			4,890
Securities Available-for-Sale Adjustment					474		474

Total Comprehensive Income - NOTE 25							5,364

Balance at June 30, 2003	6,165,617	7,707	7,345	50,358	3,335	(16)	68,729
Stock Options Exercised	7,650	9	76				85
Purchases of Stock Held in Treasury						(637)	(637)
Retirement of Stock Held in Treasury	(20,938)	(26)		(524)		550	-0-
Cash Dividend - .28 Per Share				(1,724)			(1,724)
Net Income for the Six Months Ended December 31, 2003				4,878			4,878
Securities Available-for-Sale Adjustment					(2,647)		(2,647)

Total Comprehensive Income - NOTE 25							2,231

Balance at December 31, 2003	6,152,329	7,690	7,421	52,988	688	(103)	68,684
Stock Options Exercised	37,620	48	142				190
Purchases of Stock Held in Treasury						(581)	(581)
Retirement of Stock Held in Treasury	(3,700)	(5)		(98)		103	-0-
Cash Dividend - .28 Per Share				(1,726)			(1,726)
Net Income for the Six Months Ended June 30, 2004				5,047			5,047
Securities Available-for-Sale Adjustment					(2,915)		(2,915)

Total Comprehensive Income - NOTE 25							2,132

Balance at June 30, 2004	6,186,249	$7,733	$7,563	$56,211	$(2,227)	$(581)	$68,699

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2003

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) Year Ended December 31, 2003

	2004	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,047	$4,890	$9,768
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	770	617	1,370
Net Premium Amortization of Investment Securities	638	716	1,486
Amortization of Core Deposit Intangible	55	-0-	-0-
Provision for Loan Losses	1,005	540	880
Deferred Income Taxes Expense (Benefit)	(440)	(156)	336
Net Gain on Sale of Investment Securities	-0-	(12)	(230)
Net (Gain) Loss From Sale of Other Real Estate & Repossessed Assets	(69)	-0-	10
Net Gain From Sale of Premises and Equipment	(1)	(42)	(46)
Net Increase in Accrued Income and Other Assets	(1,724)	(1,105)	(68)
Net Decrease in Accrued Expenses and Other Liabilities	(544)	(781)	(352)

Total Adjustments	(310)	(223)	3,386

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,737	4,667	13,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Federal Funds Sold and Due From Time	7,207	(14,713)	(1,074)
Proceeds from Matured and Prepaid Investment Securities	27,621	23,514	101,354
Proceeds from Sales of Investment Securities	80,000	42,041	125,620
Purchase of Investment Securities	(131,342)	(70,271)	(253,971)
Premium Paid for ANB Financial Corporation	(10,394)	-0-	-0-
Net Assets Acquired in the Purchase of ANB Financial Corporation (Net of Acquired Cash of $3,871)	(2,039)	-0-	-0-
Loans Originated and Principal Repayments, Net	(59,423)	(31,247)	(85,163)
Recoveries of Loans Previously Charged-Off	134	518	737
Proceeds from Sale of Premises and Equipment	12	274	279
Proceeds from Sale of Other Real Estate & Repossessed Assets	124	1,142	1,257
Purchases of Premises and Equipment	(546)	(2,755)	(3,038)

NET CASH USED BY INVESTING ACTIVITIES	(88,646)	(51,497)	(113,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest Bearing Transaction Accounts	41,709	20,059	49,540
Net Increase in Certificates of Deposit	9,045	9,738	9,892
Net Increase in Short Term Borrowings	24,429	18,372	44,979
Proceeds from Notes Payable	2,750	-0-	-0-
Proceeds from Issuance of Junior Subordinated Debentures	12,372	-0-	-0-
Payments of Cash Dividends	(1,726)	(1,481)	(3,205)
Proceeds from Stock Options Exercised	190	280	365
Purchase of Treasury Stock	(581)	(372)	(1,009)

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,188	46,596	100,562

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	4,279	(234)	(283)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	28,620	28,903	28,903

CASH AND DUE FROM BANKS AT END OF PERIOD	$32,899	$28,669	$28,620

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest Paid	$4,167	$3,746	$7,497
Income Taxes Paid	3,240	2,373	4,296
Other Real Estate and Other Assets Acquired in Settlement of Loans	55	-0-	-0-

The accompanying Notes should be read with these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
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

Basis of Presentation and Principles of Consolidation

          The consolidated financial statements of Summit Bancshares, Inc. (hereinafter, collectively with its subsidiaries, the “Corporation”), include its accounts and its direct and indirect wholly-owned subsidiaries, Summit Delaware Financial Corporation, Summit Bank, National Association (the “Bank”), SIA Insurance Agency, Inc. (“SIA”) and Summit Bancshares, Inc. Statutory Trust I (“SBI Trust”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first six months of 2004, the average cash balance maintained at the Federal Reserve Bank was $2,198,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $23,084,000 during the same period.

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

          The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market.  In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors.  Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification.  In the periods reported for 2004 and 2003 the Corporation held no securities that would have been classified as trading securities.

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

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

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

Goodwill

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets”.  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

Amortization of Core Deposit Intangibles

          Core Deposit Intangibles (“CDI”) are amortized using a straight line amortization method over an estimated useful life of eight years.

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

NOTE 1 – Summary of Significant Accounting Policies (cont’d.)

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

Stock Based Compensation

          The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.  The impact on the financial statements of using this method is disclosed in Note 16, “Stock Option Plans” to the financial statements.

          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statements of Financial Accounting Standards No. 148 (“SFAS 123”), requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based compensation.  The pro forma disclosures presented below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

          The Corporation accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003

Net Income, as Reported	$5,047	$9,768
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(135)

Pro Forma Net Income	$4,981	$9,633

Earnings Per Share:
Basic - as Reported	$0.82	$1.59
Basic - Pro Forma	0.81	1.56
Diluted - as Reported	0.80	1.55
Diluted - Pro Forma	0.79	1.52

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available for sale.  Comprehensive income for the periods ended June 30, 2004 and 2003 and for the year ended December 31, 2003 is reported in Note 25, “Comprehensive Income.”

NOTE 1 – Summary of Significant Accounting Policies (cont’d.)

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

NOTE 2 – Acquisitions

          On May 1, 2004, the Corporation completed its merger with ANB Financial Corporation (“ANBFC”), and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (collectively, “ANB”).  Under the terms of the merger agreement with ANB, the Corporation acquired ANB for approximately $16.0 million in cash.  ANB was privately held and operated four (4) banking offices in Arlington, Texas.  On May 1, 2004, ANB had total assets of $89.0 million, loans of $59.4 million, deposits of $83.6 million and shareholder’s equity of $3.1 million.  This acquisition was partially funded through the formation of Summit Bancshares, Inc. Statutory Trust I and its subsequent issuance of $12.0 million of its floating rate Capital Securities.

NOTE 3 - Investment Securities

          A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	June 30, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$146,369	$585	$(2,066)	$144,888
U.S. Government Agency Mortgage Backed Securities	55,558	57	(1,881)	53,734
Obligations of States and Political Subdivisions	7,016	62	(80)	6,998
Community Reinvestment Act Investment Fund	3,000	-0-	(51)	2,949
Federal Reserve and Federal Home Loan Bank Stock	6,244	-0-	-0-	6,244
Other	178	-0-	-0-	178

Total Available-for-Sale Securities	218,365	704	(4,078)	214,991

Total Investment Securities	$218,365	$704	$(4,078)	$214,991

          All investment securities are carried on the consolidated balance sheet as of June 30, 2004 at fair value.  The net unrealized loss of $3,374,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Federal Reserve and Federal Home Loan Bank Stock category at June 30, 2004 is $5,444,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of June 30, 2004.  The Corporation was required at June 30, 2004 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the Federal Home Loan Bank (“FHLB”).  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Investment Securities (cont’d.)

A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	June 30, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$126,114	$4,349	$-0-	$130,463
U.S. Government Agency Mortgage Backed Securities	36,750	425	-0-	37,175
Obligations of States and Political Subdivisions	5,181	278	-0-	5,459
Community Reinvestment Act Investment Fund	3,000	-0-	-0-	3,000
Federal Reserve and Federal Home Loan Bank Stock	2,144	-0-	-0-	2,144

Total Available-for-Sale Securities	173,189	5,052	-0-	178,241

Total Investment Securities	$173,189	$5,052	$-0-	$178,241

          All investment securities are carried on the consolidated balance sheet as of June 30, 2003 at fair value.  The net unrealized gain of $5,052,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

          Included in the Federal Reserve and Federal Home Loan Bank Stock category at June 30, 2003 was $1,824,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of June 30, 2003.  The Corporation was required at June 30, 2003 to have stock holdings of Federal Home Loan Bank Stock equal to 5% of its outstanding advancements from the FHLB.  The Corporation was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type are as follows (in thousands):

	June 30,		December 31, 2003

	2004	2003

Commercial	$249,230	$204,647	$219,805
Real Estate Mortgage - Commercial	192,956	134,370	159,082
Real Estate Mortgage - Residential	83,398	54,594	67,635
Real Estate Construction	104,237	72,422	74,069
Loans to Individuals	42,865	34,007	33,178

	672,686	500,040	553,769
Allowance for Loan Losses	(9,844)	(7,412)	(7,784)

Loans - Net	$662,842	$492,628	$545,985

          Loans are net of unearned income of $833,000 and $545,000 at June 30, 2004 and 2003, respectively, and $690,000 at December 31, 2003.

NOTE 4 - Loans and Allowance for Loan Losses (cont’d)

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Balance, Beginning of Period	$7,784	$6,706	$6,706
Balance Acquired in the Arlington National Bank Acquisition	1,254	-0-	-0-
Provisions, Charged to Income	1,005	540	880
Loans Charged-Off	(333)	(352)	(539)
Recoveries of Loans Previously Charged-Off	134	518	737

Net Loans (Charged-Off) Recovered	(199)	166	198

Balance, End of Period	$9,844	$7,412	$7,784

          The provisions for loan losses charged to operating expenses during the six months ended June 30, 2004 and June 30, 2003 of $1,005,000 and $540,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1, “Summary of Significant Accounting Policies”.  For the year ended December 31, 2003, a provision of $880,000 was recorded.

          At June 30, 2004, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,285,000 (of which $1,285,000 were on non-accrual status).  The related allowance for loan losses for these loans was $261,000.  The average recorded investment in impaired loans during the six months ended June 30, 2004 was approximately $1,595,000.  For this period the Corporation recognized no interest income on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	June 30,		December 31, 2003

	2004	2003

Land	$3,047	$2,212	$2,212
Buildings and Improvements	11,578	10,536	10,209
Furniture & Equipment	11,276	10,222	10,515

Total Cost	25,901	22,970	22,936
Less: Accumulated Amortization and Depreciation	10,756	9,579	10,016

Net Book Value	$15,145	$13,391	$12,920

NOTE 6 – Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets”.  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 1, 2004, the Corporation completed its acquisition of ANB Financial Corporation.  A premium of $10.4 million was paid in connection with the acquisition of ANB, $2.6 million of which was identified as core deposit intangibles.  The remaining $7.8 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $55,000 has been recorded on the core deposit intangibles through June 30, 2004.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	June 30,		December 31, 2003

	2004	2003

Other Real Estate	$366	$-0-	$-0-

          Included in Other Real Estate at June 30, 2004 was one residential property.  There were no direct write-downs of other real estate charged to income for the six months ended June 30, 2004 or June 30, 2003.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2003.

          Included in Other Assets at June 30, 2004 and June 30, 2003 were $4,000 and $125,000 of Other Foreclosed Assets.  The 2004 and 2003 assets were comprised of motor vehicles.  There were no direct write-downs of these assets as of June 30, 2004 or for any period during 2003.

NOTE 8 - Deposits

          The book values of deposits by major type are as follows (in thousands):

	June 30,		December 31, 2003

	2004	2003

Noninterest-Bearing Demand Deposits	$218,343	$176,603	$192,877
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Funds	263,039	197,130	195,184
Savings	147,355	112,476	127,630
Certificates of Deposits under $100,000 and IRA’s	71,550	64,283	62,275
Certificates of Deposits $100,000 or more	75,087	60,938	63,099
Other	316	316	316

Total	557,347	435,143	448,504

Total Deposits	$775,690	$611,746	$641,381

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these borrowings is summarized as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Securities Sold Under Repurchase Agreements:
Average Balance	$30,995	$20,695	$26,850
Period-End Balance	36,663	28,627	32,234
Maximum Month-End Balance During Period	36,663	22,597	32,234
Interest Rate:
Average	0.52%	0.54%	0.31%
Period-End	0.63%	0.46%	0.44%
Federal Home Loan Bank Advances:
Average Balance	$72,225	$24,945	$30,532
Period-End Balance	70,000	27,000	50,000
Maximum Month-End Balance During Period	100,000	34,300	50,000
Interest Rate:
Average	1.45%	1.94%	1.65%
Period-End	1.68%	1.57%	1.52%
Federal Funds Purchased:
Average Balance	$3,051	$2,802	$2,774
Period-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Period	21,525	1,350	7,200
Interest Rate:
Average	1.28%	1.53%	1.41%
Period-End	0.00%	0.00%	0.00%

Note 9 – Short Term Borrowings (cont’d.)

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At June 30, 2004, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 1.65%, $30.0 million of which matures in 2004, $30.0 million of which matures in 2005 and the last $10.0 million of which matures in April 2006.  Through June 30, 2004, the Corporation had average borrowings on this line of $72.2 million.  At June 30, 2003, the Corporation had $27.0 million of borrowings outstanding under the line and the Corporation had another $10.1 million borrowed under an arrangement to purchase an investment security which matured in July 2003.

NOTE 10 – Notes Payable

          On September 15, 2003, the Corporation obtained lines of credit from a bank under which the Corporation may borrow $11,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The lines of credit are secured by stock of the Bank and mature on September 15, 2004, whereupon, if balances are outstanding, the lines convert to term notes having five year terms.  The Corporation will not pay a fee for any unused portion of the lines.  At June 30, 2004, $2,750,000 had been borrowed under these lines. The rate at June 30, 2004 was 3.11%.

NOTE 11 – Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed Summit Bancshares, Inc. Statutory Trust I (“SBI Trust”) and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at June 30, 2004 was 3.83%.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Business Development	$420	$448	$762
Legal and Professional Fees	398	330	688
Item Processing	271	357	672
Printing and Supplies	183	205	435
Regulatory Fees and Assessments	143	124	250
Other	1,205	1,033	2,113

Total	$2,620	$2,497	$4,920

NOTE 13 - Income Taxes

          Federal income taxes included in the consolidated balance sheets are as follows (in thousands):

	June 30,		December 31, 2003

	2004	2003

Current Tax Asset (Liability)	$727	$59	$(39)
Net Deferred Tax Asset	4,155	788	1,677

Total Included in Other Assets	$4,882	$847	$1,638

          The net deferred tax asset at June 30, 2004 of $4,155,000 included $1,147,000, a deferred tax asset related to unrealized losses on Available-for-Sale Securities.

NOTE 13 - Income Taxes (cont’d.)

          The components of income tax expense are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Federal Income Tax Expense:
Current	$3,109	$2,677	$4,681
Deferred (benefit)	(440)	(156)	336

Total Federal Income Tax Expense	$2,669	$2,521	$5,017

Effective Tax Rates	34.60%	34.00%	34.00%

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Federal Income Taxes at Statutory Rate of 34.5%	$2,662	$2,542	$5,071
Effect of Tax Exempt Interest Income	(42)	(45)	(94)
Non-deductible Expenses	66	35	70
Other	(17)	(11)	(30)

Income Taxes Per Income Statement	$2,669	$2,521	$5,017

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,396	$2,542	$2,667
Valuation Reserves - Other Real Estate	15	2	2
Interest on Non-accrual Loans	148	210	121
Unrealized Losses on Available-for-Sale Securities	1,147	-0-	-0-
Deferred Compensation	594	544	541
Other	183	9	-0-

Gross Federal Deferred Tax Assets	5,483	3,307	3,331

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,188	563	1,087
Accretion	29	196	135
Unrealized Gains on Available-for-Sale Securities	-0-	1,718	354
Other	111	42	78

Gross Federal Deferred Tax Liabilities	1,328	2,519	1,654

Net Deferred Tax Asset	$4,155	$788	$1,677

NOTE 14 - Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $8,775,000 at June 30, 2004, $9,389,000 at December 31, 2003 and $9,002,000 at June 30, 2003.

NOTE 15 - Commitments and Contingent Liabilities

          In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements.  No losses are anticipated as a result of these transactions. Commitments are most frequently extended for real estate, commercial and industrial loans.

          At June 30, 2004, outstanding documentary and standby letters of credit totaled $5,327,000 and commitments to extend credit totaled $170,148,000.

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $496,000 and $383,000 for the six months ended June 30, 2004 and 2003, respectively, and $981,000 for the year ended December 31, 2003.  Included in the June 30, 2004 totals is $27,000 of lease expense related to the ANB facilities.

NOTE 16 - Stock Option Plans

          The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, (each, a “Plan,” and, collectively, “the Plans”).  Each Plan has reserved 600,000 shares (adjusted for two-for-one stock splits in 1995 and 1997) of common stock for grants thereunder.  The Plans provide for the granting to executive management and other key employees of the Corporation and its subsidiaries incentive stock options, as defined under the current tax law.  The options under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.  Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

          The following is a summary of transactions during the periods presented:

	Shares Under Option

	Six Months Ended June 30, 2004	Year Ended December 31, 2003

Outstanding, Beginning of Period	379,659	418,934
Additional Options Granted During the Period	30,000	25,000
Forfeited During the Period	(14,000)	(11,050)
Exercised During the Period	(37,620)	(53,225)

Outstanding, End of Period	358,039	379,659

          Options outstanding at June 30, 2004 ranged in price from $5.25 to $31.76 per share with a weighted average exercise price of $15.11 and 277,499 shares exercisable.  At June 30, 2004, there remained 320,250 shares reserved for future grants of options under the 1997 Plan.  See Note 1 “Summary of Significant Accounting Policies”  under Stock Based Compensation for information regarding the dilutive impact of these stock options.

NOTE 17 - Employee Benefit Plans

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

          The amount expensed in support of the 401(k) plan was $267,000 and $208,000 during the first six months of 2004 and 2003, respectively, and $411,000 for the year ended December 31, 2003.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The current Retirement Plan is a defined contribution plan.  The expense charged to earnings for such future obligations was $85,000 and $103,000 for the first six months of 2004 and 2003, respectively, and $202,000 for the year ended December 31, 2003.

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

NOTE 18 - Earnings per Share

          The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2003

	2004	2003

Net income	$5,047	$4,890	$9,768

Weighted average number of common shares used in Basic EPS	6,156,177	6,163,981	6,160,780
Effect of dilutive stock options	176,132	129,713	156,382

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	6,332,309	6,293,694	6,317,162

NOTE 19 - Financial Instruments with Off-Balance Sheet Risk

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	June 30,

	2004	2003

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$170,148	$136,408
Standby Letters of Credit	5,327	5,438

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

NOTE 20 - Concentrations of Credit Risk

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

NOTE 21 - Litigation

          The Corporation is involved in legal actions arising in the ordinary course of business.  It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation’s financial position.

NOTE 22 - Stock Repurchase Plan

          On April 20, 2004, the Board of Directors of the Corporation approved a stock repurchase plan.  The plan authorized management to purchase up to 307,680 shares of the Corporation’s common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

          In the six months ended June 30, 2004, 20,500 shares were purchased by the Corporation pursuant to the stock repurchase plan through the open market.

NOTE 23 - Subsequent Event

          On July 20, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on August 16, 2004 to shareholders of record on August 2, 2004.

NOTE 24 - Fair Values of Financial Instruments

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

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	June 30,

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$32,899	$32,899	$28,669	$28,669
Federal funds sold and Due From Time	17,551	17,551	14,975	14,975
Securities	214,991	214,991	178,241	178,241
Loans	672,686	677,903	500,040	509,607
Allowance for loan losses	(9,844)	(9,844)	(7,412)	(7,412)
Financial Liabilities
Deposits	775,690	777,158	611,746	609,555
Short Term Borrowings	121,785	122,019	55,627	55,867
Off-balance Sheet Financial Instruments
Loan commitments		170,148		136,408
Letters of credit		5,327		5,438

NOTE 25 - Comprehensive Income

          The Corporation has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.”  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31,

	2004	2003	2003

Net Income	$5,047	$4,890	$9,768
Other Comprehensive Income:
Unrealized (loss) gain on securities available-for-sale, net of tax	(2,915)	474	(2,173)

Comprehensive Income	$2,132	$5,364	$7,595

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003 and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information include, but are not limited to, the discussion of allowance for loan losses, continued loan growth and loan growth rates and liquidity.  Our actual results could differ materially from those management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth below under the heading “Factors That May Affect Future Results.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” or “our” refer to the business of Summit Bancshares, Inc. and its consolidated subsidiaries.

Overview

          Our business has been conducted primarily through our wholly-owned subsidiaries, Summit Bank, National Association, (the “Bank”), Summit Delaware Financial Corporation, SIA Insurance Agency, Inc. (“SIA”) and Summit Bancshares, Inc. Statutory Trust I (“SBI Trust”).  The Bank currently operates its branch offices in twelve locations in Tarrant County.

          Our results of operations are primarily dependent on net interest income, which is the difference between the income earned on our loans and investment portfolios and our cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by our allowance for loan losses, investment activities, loan servicing fees and other fees.  Our non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising costs, data processing expense and other expenses.

          Net income for the second quarter of 2004 was $2,596,000, an increase of $139,000, or 5.7%, compared to $2,457,000 recorded for the second quarter of 2003.  On a weighted average share basis, net income for the second quarter of 2004 was $0.41 per diluted share as compared to $0.39 per diluted share for the second quarter of 2003.  Net income for the first six months of 2004 was $5,047,000, an increase of $157,000, or 3.2%, compared to net income of $4,890,000 for the first six months of 2003.  On a weighted average share basis, net income for the first six months of 2004 was $.80 per diluted share compared to $.78 per diluted share for the first six months of 2003.    The increase in earnings during the  second quarter of 2004 and for the first six months of 2004 was primarily due to an increase in net interest income (tax equivalent) of $1,411,000 for the second quarter of 2004 over the second quarter of 2003 and $2,261,000 for the first six months of 2004 over the first six months of 2003.  The increase in net interest income was primarily due to the growth in average loans and the acquisition of ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank (collectively “ANB”).  Average loans for the second quarter of 2004, excluding the impact of the ANB acquisition, grew 20.6% compared to the second quarter of 2003.  Including the ANB acquisition, average loans for the second quarter were 28.7% more than average loans for the second quarter of 2003.  Average loans for the first six months ended June 30, 2004 were 24.7% higher than the average for loans for the first six months ended June 30, 2003.

          Based in part on an improving economy in our market area, the hiring of additional commercial lending personnel and the ANB acquisition, total loans at June 30, 2004 were $672.7 million, which represented an increase of $118.9 million, or 21.5%, over total loans at December 31, 2003 and an increase of $172.6 million, or 34.5% over total loans at June 30, 2003.  Excluding the impact of the ANB acquisition, total loans increased $112.4 million, or 22.5% over the prior year.  Although we do not expect to see loan growth rates from quarter to quarter to be as high as they have been the past few quarters, we do expect double digit loan growth for the full year of 2004.  Total deposits at June 30, 2004 of $775.7 million increased $134.3 million, or 20.9% from December 31, 2003 and increased $164.0 million, or 26.8% from $611.7 million at June 30, 2003.  Excluding the impact of the ANB acquisition, total deposits at June 30, 2004 grew $64.2 million, or 10.5% from the prior year period.  We experienced growth in every category of deposits during the second quarter of 2004 with the largest growth coming in demand deposits and interest-bearing transaction accounts which increased $41.7 million and $65.9 million, respectively, compared to the second quarter of 2003.  Shareholders’ equity remained constant at $68.7 million as of June 30, 2004 and June 30, 2003.

          The following table shows selected performance ratios for the first six months of 2004 and 2003 that management believes to be key indicators of our performance:

	Six Months Ended June 30,

	2004	2003

Annualized Return on Average Assets (ROAA)	1.17%	1.40%
Annualized Return on Average Shareholders’ Equity (ROAE)	14.43	14.72
Shareholders’ Equity to Assets - Average	8.11	9.52
Dividend Payout Ratio	34.20	30.29
Net Interest Margin (tax equivalent)	4.27	4.60
Efficiency Ratio	57.48	55.60

          The return on average assets ratio is calculated by dividing net income by average total assets for the period.  Management believes our return on average asset ratio of 1.17% for the first six months of 2004 is comparable to the return on average assets of other financial institutions in our peer group, which was 1.26% in the first six months of 2004.  Our peer group is comprised of other publicly traded bank holding companies headquartered in Texas and was selected by our management.

          The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period.  Management believes our return on average shareholders’ equity ratio of 14.43% for the first six months of 2004 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in our peer group, which was 14.01% in the first six months of 2004.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Management believes our average shareholders’ equity to average assets ratio of 8.11% for  the first six months of 2004 is comparable to the average shareholders’ equity to average asset ratio of other financial institutions in our peer group, which was 8.97% in the first six months of 2004.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  Our dividend payout ratio results in a yield-to-market price return equal to or greater than our peer group.

          Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.27% for the first six months of 2004 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which was 4.07% in the first six months of 2004.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 57.48% for the first six months of 2004 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 60.63% in the first six months of 2004.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 2004 and 2003 (rates on tax equivalent basis):

	Three Months Ended June 30,

	2004			2003

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$31,177	$75	0.96%	$11,689	$33	1.13%
Investment Securities (Taxable)	190,212	1,778	3.76%	160,498	1,599	4.00%
Investment Securities (Tax-exempt)	6,760	88	5.26%	5,102	71	5.62%
Loans, Net of Unearned Discount(1)	642,935	9,391	5.87%	499,545	7,878	6.33%

Total Earning Assets	871,084	11,332	5.23%	676,834	9,581	5.68%

Non-interest Earning Assets:
Cash and Due From Banks	28,813			27,970
Other Assets	35,256			21,648
Allowance for Loan Losses	(9,323)			(7,382)

Total Assets	$925,830			$719,070

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$238,697	637	1.07%	$192,773	570	1.19%
Savings	143,322	408	1.15%	114,259	411	1.44%
Certificates of Deposit under $100,000 and IRA’s	68,459	366	2.15%	63,000	401	2.55%
Certificates of Deposit $100,000 or more	71,019	424	2.40%	59,072	397	2.70%
Other Time	316	2	2.87%	316	2	2.20%
Other Borrowings	121,193	437	1.45%	48,866	153	1.26%

Total Interest-Bearing Liabilities	643,006	2,274	1.42%	478,286	1,934	1.62%

Non-interest Bearing Liabilities:
Demand Deposits	207,815			170,234
Other Liabilities	4,426			2,811
Shareholders’ Equity	70,583			67,739

Total Liabilities and Shareholders’ Equity	$925,830			$719,070

Net Interest Income and Margin
(Tax-equivalent Basis)(2)		$9,058	4.18%		$7,647	4.53%

(1)     Loan interest income includes various loan fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $400,000 and $331,000 for the quarter ended June 30, 2004 and 2003, respectively, and $1,248,000 for the year ended December 31, 2003.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2)     Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

          The net interest margin was 4.18% for the second quarter of 2004, which represented a decrease of 35 basis points from the second quarter of 2003.  This decrease in net interest margin reflected a 45 basis point decrease in yield on earning assets from the second quarter of 2003 to the second quarter of 2004, which was partially offset by a 20 basis point decrease in rates paid on interest-bearing liabilities from the second quarter of 2003 to the second quarter of 2004.  The decrease in net interest margin also reflected less earned income from our investment in earning assets of our non-interest fundings, demand deposits and shareholders’ equity, in the second quarter of 2004 compared to the second quarter of 2003 due to the lower interest rate environment during the second quarter of 2004.  In addition, the net interest margin was negatively impacted by a higher level of liquidity in the quarter in anticipation of rising interest rates with short-term investments averaging $31.2 for the quarter.

Summary of Earning Assets and Interest-Bearing Liabilities (cont’d.)

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first six months of 2004 and 2003 (rates on tax equivalent basis):

	Six Months Ended June 30,

	2004			2003

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$18,300	$88	0.96%	$6,517	$37	1.14%
Investment Securities (Taxable)	185,701	3,496	3.77%	163,042	3,310	4.09%
Investment Securities (Tax-exempt)	6,779	178	5.27%	5,049	142	5.69%
Loans, Net of Unearned Discount(1)	608,398	17,805	5.89%	487,985	15,377	6.35%

Total Earning Assets	819,178	21,567	5.29%	662,593	18,866	5.74%

Non-interest Earning Assets:
Cash and Due From Banks	26,975			26,810
Other Assets	29,417			21,667
Allowance for Loan Losses	(8,651)			(7,190)

Total Assets	$866,919			$703,880

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$217,810	1,155	1.07%	$184,956	1,033	1.13%
Savings	137,301	793	1.16%	115,407	807	1.41%
Certificates of Deposit under $100,000 and IRA’s	65,254	711	2.19%	63,013	827	2.65%
Certificates of Deposit $100,000 or more
	67,402	815	2.43%	56,724	770	2.74%
Other Time	316	4	2.84%	316	4	2.22%
Other Borrowings	111,271	712	1.29%	48,442	309	1.29%

Total Interest-Bearing Liabilities	599,354	4,190	1.41%	468,858	3,750	1.61%

Non-interest Bearing Liabilities:
Demand Deposits	193,605			165,151
Other Liabilities	3,610			2,871
Shareholders’ Equity	70,350			67,000

Total Liabilities and Shareholders’ Equity	$866,919			$703,880

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$17,377	4.27%		$15,116	4.60%

(1)     Loan interest income includes various loan fees and loan volumes include loans on non-accrual. The loan fees include loan origination fees which are considered adjustments to interest income. These fees aggregated $734,000 and $593,000 through June 30, 2004 and 2003, respectively, and $1,248,000 for the year ended December 31, 2003. Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense. For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2)      Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

          The net interest margin for the six months ended June 30, 2004 was 4.27%, which represented a decrease of 33 basis points from the 4.60% net interest margin earned for the six months ended June 30, 2003.  This decrease in net interest margin for the six months ended June 30, 2004 reflected a 45 basis point decrease in yield on earning assets, which was partially offset by a 20 basis point decrease in rates paid on interest-bearing liabilities from the prior year period.  The decrease in net interest margin also reflected less earned income from our investment in earning assets funded by our non-interest fundings, demand deposits and shareholders’ equity.

          In the event that our average loans continue to grow during the second half of 2004 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank, which could have a negative impact on our net interest margin.  Therefore, we may experience a slightly lower net interest margin during the second half of 2004 as a result of any such borrowings and as our investment portfolio and maturing fixed rate loans reprice at lower rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, such as the increase that occurred in late June 2004.

Net Interest Income

          Net interest income (tax equivalent) for the second quarter of 2004 was $9,058,000 which represented an increase of $1,411,000 or 18.5%, over the second quarter of 2003.  In this same period, tax equivalent interest income increased $1,751,000, or 18.3%, while interest expense increased $340,000, or 17.6%, compared to the second quarter of 2003.  The net increases in net interest income resulted from a 28.7% growth in average earning assets for the second quarter of 2004 compared to the second quarter of 2003, which offset a decline in market interest rates (as measured by average market rates published in the Wall Street Journal) from the first of January 2003 through June 2004.

          Net interest income (tax equivalent) for the first six months of 2004 was $17,377,000 which represented an increase of $2,261,000, or 15.0%, over the first six months of 2003.  In this same period, tax equivalent interest income increased $2,700,000 or 14.3%, while interest expense increased $439,000, or 11.7%, compared to the first six months of 2003.  The net increases in net interest income resulted from a 23.6% growth in average earning assets for the first six months of 2004 compared to the first six months of 2003, which offset a decline in market interest rates (as measured by average market rates published in the Wall Street Journal) from the first of January 2003 through June 20048.

          The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended June 30, 2004 and 2003:

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in Thousands)

	2nd Qtr. 2004 vs. 2nd Qtr. 2003 Increase (Decrease) Due to Changes in:			Six Months 2004 vs. Six Months 2003 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold	$55	$(13)	$42	$67	$(16)	$51
Investment Securities (Taxable)	294	(114)	180	453	(267)	186
Investment Securities (Tax-exempt)	23	(6)	17	48	(13)	35
Loans, Net of Unearned Discount	2,255	(743)	1,512	3,805	(1,377)	2,428

Total Interest Income	2,627	(876)	1,751	4,373	(1,673)	2,700

Interest-Bearing Liabilities:
Deposits	350	(294)	56	505	(468)	37
Other Borrowings	287	(3)	284	462	(60)	402

Total Interest Expense	637	(297)	340	967	(528)	439

Net Interest Income	$1,990	$(579)	$1,411	$3,406	$(1,145)	$2,261

Non-Interest Income

          The major component of non-interest income is service charges on deposits.  Other service fees are the majority of other non-interest income.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Service Charges on Deposit Accounts	$1,078	$890	21.1%	$1,984	$1,649	20.3%
Gain on Sale of Securities	-0-	12	(100.0)	-0-	12	(100.0)
Non-recurring Income	-0-	42	(100.0)	167	42	297.6
Other Non-interest Income	645	654	(1.4)	1,139	1,243	(8.4)

Total Non-interest Income	$1,723	$1,598	7.8%	$3,290	$2,946	11.7%

          The increase in service charges on deposit accounts is primarily from growth in insufficient funds charges which have increased 31.7% from the prior year.  This is due to a growing number of free checking accounts which offer overdraft protection and a pricing change that occurred during the second quarter.  Included in the total deposit charges through June 30, 2004 was $120,000 added from Arlington National Bank.

          The non-recurring income in 2004 came from the sale of an asset previously carried in Other Assets during the first quarter.

          The decrease in other non-interest income for the second quarter of 2004 and the first six months of 2004 as compared to the same periods last year is primarily due to decreases in mortgage brokerage/origination fees, investment services fees, letter of credit fees and exchange fees partially offset by insurance sales and trust income.  Mortgage brokerage/origination fees declined during the second quarter of 2004 and the first six months of 2004 due to a slowdown in mortgage re-financings compared to the previous year.  Insurance sales, which began in the third quarter of 2003 through the formation of SIA, totaled $26,000 through June 30, 2004.  Revenues from trust services, a product offered by ANB and now by the Corporation, totaled $35,000 in the second quarter of 2004.

Non-interest Expense

          Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Salaries & Employee Benefits	$3,772	$3,090	22.1%	$7,140	$5,995	19.1%
Occupancy Expense - Net	552	395	39.7	990	688	43.9
Furniture and Equipment Expense	565	447	26.4	1,060	876	21.0
Other Real Estate and Foreclosed
Asset Expense - Net	15	2	650.0	15	(13)	—
Core Deposit Amortization	55	-0-	100.0	55	-0-	100.0
Other Expenses:
Business Development	227	275	(17.5)	420	448	(6.3)
Insurance - Other	71	64	10.9	134	124	8.1
Legal & Professional Fees	219	162	35.2	398	330	20.6
Item Processing	124	187	(33.4)	271	357	(24.1)
Taxes - Other	15	16	(6.3)	33	27	22.2
Postage & Courier	116	93	24.7	217	179	21.2
Printing & Supplies	88	99	(11.1)	183	205	(10.7)
Regulatory Fees & Assessments	76	62	22.6	143	124	15.3
Other Operating Expenses	455	354	28.5	821	703	16.8

Total Other Expenses	1,391	1,312	6.0	2,620	2,497	4.9

Total Non-interest Expense	$6,350	$5,246	21.0%	$11,880	$10,043	18.3%

          Total non-interest expense increased 21.0% in the second quarter of 2004 over 2003, reflecting increases in salaries and benefits, occupancy and equipment, legal and professional and postage expenses.  As a percent of average assets, non-interest expenses were 2.76% in the second quarter of 2004 (annualized) and 2.93% in the same period of 2003.  The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 58.90% for the second quarter of 2004 compared to 56.74% for the second quarter of 2003.  The efficiency ratio is higher compared to the Corporation’s historical percentages due to relatively lower net interest income due as a result of rate compression caused by the lower interest rate environment, the cost of new facilities and costs associated with two months operating expenses of ANB.

          The increase in salaries and benefits during the second quarter of 2004 compared to the prior year is due to salary merit raises, additions to staff, the cost of employee insurance, training expenses and costs associated with ANB personnel.  The additions included the addition of several lending officers who were previously employed by a competing community bank that had been acquired by a large regional bank.  The increase in personnel expenses in the quarter excluding ANB personnel was 10%.

          The increase in occupancy expense, equipment expense and postage expense are primarily associated with the openings of two new branch facilities since the middle of the second quarter of 2003, the move into a new facility in May 2003 to consolidate several back office functions including operations, credit and administration and costs associated with ANB facilities.   Costs associated with ANB facilities created nearly half of the increase in occupancy and equipment expenses when comparing the second quarter of 2004 to 2003 and created virtually all of the increase in postage expense between the second quarters of the two years.

          Legal and professional expenses increased in the second quarter of 2004 compared to 2003 due to expenses incurred in relation to the ANB acquisition, costs associated with the issuance by Summit Bancshares, Inc. Statutory Trust I of $12.0 million of its floating rate Capital Securities and expenses related to miscellaneous consultant fees.

Allowance for Loan Losses and Non-Performing Assets

          The Corporation’s allowance for loan losses was $9,844,000, or 1.46% of total loans, as of June 30, 2004 compared to $7,412,000, or 1.48% of total loans, as of June 30, 2003. For the six months ended June 30, 2004 and 2003, net charge-offs (recoveries) were .03% and (.03)% of total loans, respectively, not annualized.

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Balance, Beginning of Period	$8,320	$7,365	$7,784	$6,706
Balance Acquired in the Arlington National Bank Acquisition	1,254	-0-	1,254	-0-
Provisions, Charged to Income	400	240	1,005	540
Loans Charged-Off	(196)	(272)	(333)	(352)
Recoveries of Loans Previously Charged-Off	66	79	134	518

Net Loans (Charged-Off) Recovered	(130)	(193)	(199)	166

Balance, End of Period	$9,844	$7,412	$9,844	$7,412

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

Non-Accrual Loans	$2,832	$2,405	$2,351	$1,514	$1,458
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	369	7	-0-	-0-	125

Total Non-Performing Assets	$3,201	$2,412	$2,351	$1,514	$1,583

As a Percent of:
Total Assets	0.33%	0.28%	0.30%	0.19%	0.21%
Total Loans and Other Real Estate/Foreclosed Assets	0.48%	0.41%	0.42%	0.29%	0.32%
Loans Past Due 90 days or More and Still Accruing	$111	$-0-	$55	$-0-	$14

          At June 30, 2004, the ratio of non-accrual loans to total loans was .42% and non-performing assets represented .48% of loans and other real estate owned/foreclosed assets at the same date.

          As of June 30, 2004, non-accrual loans were comprised of $1,667,000 in commercial loans, $876,000 in real estate mortgage loans, $65,000 in interim construction loans and $224,000 in consumer loans.

          As of June 30, 2004, Other Real Estate included one residential property.  In addition, the Corporation has $4,000 in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet, which represents a motor vehicle.  These assets are in process of liquidation, however the process could take several months.  The cost of liquidation will be recorded as a current period expense.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

Non-Performing Loans	$2,832	$2,405	$2,351	$1,514	$1,458
Criticized Loans	34,218	26,888	27,737	31,933	26,917
Allowance for Loan Losses	9,844	8,320	7,784	7,483	7,412
Allowance for Loan Losses as a Percent of:
Non-Performing Loans
	348%	346%	331%	494%	508%
Criticized Loans
	29%	31%	28%	23%	28%

          Loans are graded on a system similar to that used by the banking industry regulators.  The first level of criticized loans is “Other Assets Especially Mentioned” (OAEM).  These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.  The second level is “Substandard,” which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower.  The last level of criticized loans, before they are charged off, is “Doubtful.”  Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.  In addition to the above grading system, the Corporation maintains a separate “watch list” which further aids the Corporation in monitoring loan quality.  Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the account have weakened to a point where more frequent monitoring is warranted.

          Criticized loans at June 30, 2004, loans classified as OAEM, Substandard or Doubtful as noted above, have increased when compared to March 31, 2004 and to June 30, 2003.  The majority of the increase from March 31, 2004 can be attributed to criticized loans within the ANB portfolio.  The remainder of the increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible.  Management is not aware of any potential loan problems that have not been disclosed, to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report,” indicates the interest rate sensitivity position at June 30, 2004 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within:			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive	Total

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$347,695	$41,664	$58,082	$447,441	$225,245	$672,686
Investment Securities	11,656	15,853	14,747	42,256	172,735	214,991
Federal Funds Sold and Due From Time	17,551	-0-	-0-	17,551	-0-	17,551

Total Earning Assets	376,902	57,517	72,829	507,248	397,980	905,228

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	410,394	-0-	-0-	410,394	-0-	410,394
Certificate of Deposits under $100,000 and IRA’s	4,563	20,225	18,465	43,253	28,297	71,550
Certificate of Deposits $100,000 or more	6,947	21,339	13,103	41,389	34,014	75,403
Other Borrowings	51,663	15,000	30,000	96,663	25,122	121,785

Total Interest Bearing Liabilities	473,567	56,564	61,568	591,699	87,433	679,132

Interest Sensitivity GAP	$(96,665)	$953	$11,261	$(84,451)	$310,547	$226,096

Cumulative GAP	$(96,665)	$(95,712)	$(84,451)

Cumulative GAP to Total Earning Assets	(10.68)%	(10.57)%	(9.33)%
Cumulative GAP to Total Assets	(9.97)%	(9.87)%	(8.71)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static GAP report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (8.71%) was reversed to a positive 22.11%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At June 30, 2004, shareholders’ equity totaled $68.7 million, which remained unchanged from shareholders’ equity at December 31, 2003 and at June 30, 2003.  This reflected an increase in retained earnings less the change in unrealized gain/loss on available for sale securities, the payment of dividends and the impact of the purchase of treasury stock.  During the second quarter of 2004, we purchased 20,500 shares of treasury stock.  Our ability to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  Our board of directors has authorized the repurchase of up to 5% of our outstanding Common Stock.

          The Corporation and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of June 30, 2004 and 2003 (dollars in thousands):

	June 30, 2004		June 30, 2003

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$969,708	$969,280	$738,916	$738,884
Risk Weighted Assets	723,022	722,596	538,361	538,340

Equity Capital (Tier 1)	72,430	74,512	65,394	64,871
Qualifying Allowance for Loan Losses	9,048	9,042	6,738	6,741
Total Capital	81,478	83,554	72,132	71,612

Leverage Ratio	7.91%	8.17%	9.09%	9.03%
Risk Capital Ratio:
Tier I Capital	10.02%	10.31%	12.15%	12.05%
Total Capital	11.27	11.56	13.40	13.30

          As of June 30, 2004, the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $29.2 million, or 3.0%, of total assets as of June 30, 2004.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 90.3% of our total deposits at June 30, 2004 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.   Our loan to deposit ratio averaged 88.1% for the three month period ended June 30, 2004.

          In the event that our average loans continue to grow during 2004 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, our business, results of operations and financial condition could be somewhat negatively impacted.

          Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at June 30, 2004 was 3.83%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture date May 3, 2004) of the Corporation.

Off-Balance-Sheet Arrangements, Commitments, Guaranteed and Contractual Obligations

          Except as set forth herein, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2003.

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.   The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At June 30, 2004, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 1.65%, $30.0 million of which matures in 2004, $30.0 million of which matures in 2005 and the last $10.0 million of which matures in April 2006.  Through June 30, 2004, the Corporation had average borrowings on this line of $72.2 million.  Borrowings at December 31, 2003 totaled $50.0 million.  The increase in borrowings was required to fund earnings asset growth.

          At June 30, 2004, outstanding documentary and standby letters of credit totaled $5,327,000 and commitments to extend credit totaled $170,148,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,234,000 and $145,777,000 at December 31, 2003.  The commitments have increased in conjunction with the overall loan growth of the Corporation plus due to the addition of ANB.

Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $8,775,000 at June 30, 2004, $9,389,000 at December 31, 2003 and $9,002,000 at June 30, 2003.

Subsequent Events

          On July 20, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on August 16, 2004 to shareholders of record on August 2, 2004.

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

•

Our ability to successfully integrate, and to achieve anticipated cost savings and revenue enhancements with respect to, the ANB acquisition and any other businesses and operations that we may acquire in the future;

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

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended June 30, 2004.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended June 30, 2004.

          There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2004 that have materially affected, or are likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                    Not applicable

Item 2.  Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          On April 15, 2003, the Board of Directors of the Corporation approved a stock repurchase plan (the “2003 Repurchase Plan”) authorizing the Corporation to purchase up to 308,900 shares of its common stock over the twelve-month period beginning April 15, 2003 through open market purchases or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.  The 2003 Repurchase Plan expired in accordance with its terms on April 19, 2004, and the Corporation did not purchase any shares of its common stock pursuant to the 2003 Repurchase Plan during the second quarter of 2004.

          On April 20, 2004, the Board of Directors of the Corporation approved a stock repurchase plan (the “2004 Repurchase Plan”) authorizing the Corporation to purchase up to 307,680 shares of its common stock over the twelve-month period beginning April 20, 2004 through open market purchases or in privately negotiated transaction in accordance with all applicable state and federal laws and regulations.  The following table provides information regarding purchases by the Corporation of its common stock during each calendar month of the second quarter of 2004 pursuant to the 2004 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/04 - 4/30/04	20,500	$28.36	20,500	287,180
5/1/04 - 5/31/04	-0-	-0-	-0-	287,180
6/1/04 - 6/30/04	-0-	-0-	-0-	287,180

Total	20,500	28.36	20,500	287,180

Item 3.  Defaults Upon Senior Securities

                    Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Corporation’s 2004 Annual Meeting of Shareholders held on April 20, 2004, the shareholders of the Corporation elected the following directors, constituting the entire Board of Directors of the Corporation, to serve terms expiring at the Corporation’s 2005 Annual Meeting of Shareholders:

	For	Against	Abstain

Elliott S. Garsek	4,729,856	192,654	8,500
Ronald J. Goldman	4,921,110	1,400	8,500
F.S. Gunn	4,205,105	717,405	8,500
Robert L. Herchert	4,887,193	35,317	8,500
Jay J. Lesok	4,900,237	22,273	8,500
William W. Meadows	3,834,525	1,087,985	8,500
James L. Murray	4,229,730	697,780	8,500
Philip E. Norwood	4,396,632	525,878	8,500
Byron B. Searcy	4,262,856	659,654	8,500
Roderick D. Stepp	3,918,150	1,004,360	8,500

Item 5.  Other Information

                    Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	11	Computation of Earnings Per Common Share

	31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuantto Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports of Form 8-K:

          The Corporation furnished a Current Report on Form 8-K under Items 9 and 12 on July 12, 2004 relating to its issuance of a press release announcing its earnings for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

Date: 07-25-04	By:	/s/ PHILIP E. NORWOOD

Philip E. Norwood, Chairman & President and Chief Executive Officer

Date: 07-25-04	By:	/s/ BOB G. SCOTT

Bob G. Scott, Executive Vice President and Chief Operating Officer (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Principal Executive Officer of Summit Bancshares, Inc pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer of Summit Bancshares, Inc pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.