Form 10-Q
period 2004-09-30
SUMMIT BANCSHARES INC /TX/
filed 2004-10-29
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004; or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________to__________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐

The number of shares of common stock, $1.25 par value, outstanding at September 30, 2004 was 6,167,099 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2004 and 2003 and at December 31, 2003	3

	Consolidated Statements of Income for the Nine Months Ended September 30, 2004 and 2003 and for the Year Ended December 31, 2003	4

	Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2004 and 2003 and for the Year Ended December 31, 2003	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and for the Year Ended December 31, 2003	7

	Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 2004 and 2003 and for the Year Ended December 31, 2003	8-21

The September 30, 2004 and 2003 and the December 31, 2003 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2003 included herein are headed “unaudited”.  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	35

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,		(Unaudited) December 31,

	2004	2003	2003

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$30,836	$32,076	$28,620
FEDERAL FUNDS SOLD & DUE FROM TIME	19,467	724	1,336
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	219,264	210,048	195,959
LOANS – NOTES 4, 14 AND 20
Loans, Net of Unearned Discount	689,906	517,994	553,769
Allowance for Loan Losses	(10,079)	(7,483)	(7,784)

LOANS, NET	679,827	510,511	545,985
PREMISES AND EQUIPMENT – NOTE 5	15,643	13,237	12,920
GOODWILL – NOTE 6	7,978	-0-	-0-
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,560	-0-	-0-
ACCRUED INCOME RECEIVABLE	4,729	3,626	3,754
OTHER REAL ESTATE – NOTE 7	-0-	-0-	-0-
OTHER ASSETS	10,102	7,336	6,904

TOTAL ASSETS	$990,406	$777,558	$795,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$232,586	$180,765	$192,877
Interest-Bearing	558,938	456,706	448,504

TOTAL DEPOSITS	791,524	637,471	641,381
SHORT TERM BORROWINGS – NOTE 9	106,733	69,230	82,234
NOTES PAYABLE – NOTE 10	2,250	-0-	-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	-0-	-0-
ACCRUED INTEREST PAYABLE	601	326	294
OTHER LIABILITIES	3,378	2,519	2,885

TOTAL LIABILITIES	916,858	709,546	726,794

COMMITMENTS AND CONTINGENCIES – NOTES 15, 17, 19 AND 21
SHAREHOLDERS’ EQUITY – NOTES 16, 18 AND 22
Common Stock – $1.25 Par Value; 20,000,000 shares authorized; 6,167,099, 6,164,929 and 6,152,329 shares issued and outstanding at September 30, 2004 and 2003 and at December 31, 2003, respectively	7,709	7,706	7,690
Capital Surplus	7,580	7,345	7,421
Retained Earnings	57,588	51,956	52,988
Accumulated Other Comprehensive Income – Unrealized Gain on Available-for-Sale Investment Securities, Net of Tax	671	1,156	688
Treasury Stock at Cost (6,250 and 3,700 shares at September 30, 2003 and at December 31, 2003, respectively)	-0-	(151)	(103)

TOTAL SHAREHOLDERS’ EQUITY	73,548	68,012	68,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$990,406	$777,558	$795,478

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31,

	2004	2003	2003

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$28,097	$23,111	$31,134
Interest and Dividends on Investment Securities:
Taxable	5,435	5,175	7,106
Exempt from Federal Income Taxes	191	147	206
Interest on Federal Funds Sold and Due From Time	139	74	81

TOTAL INTEREST INCOME	33,862	28,507	38,527

INTEREST EXPENSE
Interest on Deposits	5,474	5,166	6,810
Interest on Short Term Borrowings	1,005	418	627
Interest on Note Payable	41	-0-	-0-
Interest on Junior Subordinated Deferrable Debentures	203	-0-	-0-

TOTAL INTEREST EXPENSE	6,723	5,584	7,437

NET INTEREST INCOME	27,139	22,923	31,090
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	1,500	586	880

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	25,639	22,337	30,210

NON-INTEREST INCOME
Service Charges and Fees on Deposits	3,164	2,562	3,443
Gain on Sale of Investment Securities	32	101	230
Other Income	2,235	1,865	2,355

TOTAL NON-INTEREST INCOME	5,431	4,528	6,028

NON-INTEREST EXPENSE
Salaries and Employee Benefits – NOTE 17	11,169	9,332	12,926
Occupancy Expense – Net	1,560	1,260	1,734
Furniture and Equipment Expense	1,670	1,368	1,877
Core Deposit Intangible Amortization	137	-0-	-0-
Other Real Estate Owned and Foreclosed Asset Expense – Net	38	15	(4)
Other Expense – NOTE 12	4,415	3,724	4,920

TOTAL NON-INTEREST EXPENSE	18,989	15,699	21,453

INCOME BEFORE INCOME TAXES	12,081	11,166	14,785
APPLICABLE INCOME TAXES – NOTE 13	4,238	3,801	5,017

NET INCOME	$7,843	$7,365	$9,768

NET INCOME PER SHARE – NOTE 18
Basic	$1.27	$1.19	$1.59
Diluted	1.24	1.17	1.55

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended September 30,

	2004	2003

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$10,297	$7,754
Interest and Dividends on Investment Securities:
Taxable	1,939	1,865
Exempt from Federal Income Taxes	74	53
Interest on Federal Funds Sold and Due From Time	51	37

TOTAL INTEREST INCOME	12,361	9,709
INTEREST EXPENSE
Interest on Deposits	1,996	1,725
Interest on Short Term Borrowings	385	109
Interest on Notes Payable	25	-0-
Interest on Junior Subordinated Deferrable Debentures	127	-0-

TOTAL INTEREST EXPENSE	2,533	1,834

NET INTEREST INCOME	9,828	7,875
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	495	46

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,333	7,829

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,180	914
Gain on Sale of Investment Securities	32	89
Other Income	929	580

TOTAL NON-INTEREST INCOME	2,141	1,583

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	4,029	3,336
Occupancy Expense - Net	570	571
Furniture and Equipment Expense	610	493
Core Deposit Amortization	82	-0-
Other Real Estate Owned and Foreclosed Asset Expense - Net	23	28
Other Expense – NOTE 12	1,795	1,228

TOTAL NON-INTEREST EXPENSE	7,109	5,656

INCOME BEFORE INCOME TAXES	4,365	3,756
APPLICABLE INCOME TAXES – NOTE 13	1,569	1,281

NET INCOME	$2,796	$2,475

NET INCOME PER SHARE - NOTE 18
Basic	$0.45	$0.40
Diluted	0.44	0.39

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2003
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities	Treasury Stock	Total Share- Holder’s Equity

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2003	6,158,542	$7,698	$7,122	$47,660	$2,861	$(403)	$64,938
Stock Options Exercised	45,575	57	223				280
Purchases of Stock Held in Treasury						(523)	(523)
Retirement of Stock Held in Treasury	(39,188)	(49)		(726)		775	-0-
Cash Dividend - .38 Per Share				(2,343)			(2,343)
Net Income for the Nine Months Ended September 30, 2003				7,365			7,365
Securities Available-for-Sale Adjustment					(1,705)		(1,705)

Total Comprehensive Income - NOTE 25							5,660

Balance at September 30, 2003	6,164,929	7,706	7,345	51,956	1,156	(151)	68,012
Stock Options Exercised	7,650	9	76				85
Purchases of Stock Held in Treasury						(486)	(486)
Retirement of Stock Held in Treasury	(20,250)	(25)		(509)		534	-0-
Cash Dividend - .14 Per Share				(862)			(862)
Net Income for the Three Months Ended December 31, 2003				2,403			2,403
Securities Available-for-Sale Adjustment					(468)		(468)

Total Comprehensive Income - NOTE 25							1,935

Balance at December 31, 2003	6,152,329	7,690	7,421	52,988	688	(103)	68,684
Stock Options Exercised	38,970	49	159				208
Purchases of Stock Held
in Treasury						(581)	(581)
Retirement of Stock Held
in Treasury	(24,200)	(30)		(654)		684	-0-
Cash Dividend - .42 Per Share				(2,589)			(2,589)
Net Income for the
Nine Months Ended
September 30, 2004				7,843			7,843
Securities Available-
for-Sale Adjustment					(17)		(17)

Total Comprehensive Income - NOTE 25							7,826

Balance at September 30, 2004	6,167,099	$7,709	$7,580	$57,588	$671	$-0-	$73,548

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2003

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31,

	2004	2003	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,843	$7,365	$9,768
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,204	997	1,370
Net Premium Amortization of Investment Securities	1,035	1,117	1,486
Amortization of Core Deposit Intangible	137	-0-	-0-
Provision for Loan Losses	1,500	586	880
Deferred Income Taxes Expense (Benefit)	(493)	(108)	336
Net Gain on Sale of Investment Securities	(32)	(101)	(230)
Net (Gain) Loss From Sale of Other Real Estate & Repossessed Assets	(69)	10	10
Net Gain From Sale of Premises and Equipment	(37)	(46)	(46)
Net Increase in Accrued Income and Other Assets	(3,146)	(139)	(68)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	106	(718)	(352)

Total Adjustments	205	1,598	3,386

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,048	8,963	13,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Federal Funds Sold and Due From Time	5,291	(462)	(1,074)
Proceeds from Matured and Prepaid Investment Securities	116,413	40,189	101,354
Proceeds from Sales of Investment Securities	22,306	104,928	125,620
Purchase of Investment Securities	(162,740)	(185,253)	(253,971)
Premium Paid for ANB Financial Corporation	(10,538)	-0-	-0-
Net Assets Acquired in the Purchase of ANB Financial Corporation (Net of Acquired Cash of $3,871)	(2,039)	-0-	-0-
Loans Originated and Principal Repayments, Net	(76,714)	(49,224)	(85,163)
Recoveries of Loans Previously Charged-Off	289	567	737
Proceeds from Sale of Premises and Equipment	57	278	279
Proceeds from Sale of Other Real Estate & Repossessed Assets	638	1,257	1,257
Purchases of Premises and Equipment	(1,524)	(2,981)	(3,038)

NET CASH USED BY INVESTING ACTIVITIES	(108,561)	(90,701)	(113,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings
Accounts and Interest Bearing Transaction Accounts	51,368	47,052	49,540
Net Increase in Certificates of Deposit	15,202	8,470	9,892
Net Increase in Short Term Borrowings	24,499	31,975	44,979
Proceeds from Notes Payable	2,250	-0-	-0-
Proceeds from Issuance of Junior Subordinated Debentures	12,372	-0-	-0-
Payments of Cash Dividends	(2,589)	(2,343)	(3,205)
Proceeds from Stock Options Exercised	208	280	365
Purchase of Treasury Stock	(581)	(523)	(1,009)

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,729	84,911	100,562

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	2,216	3,173	(283)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	28,620	28,903	28,903

CASH AND DUE FROM BANKS AT END OF PERIOD	$30,836	$32,076	$28,620

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES
Interest Paid	$6,506	$5,612	$7,497
Income Taxes Paid	4,821	3,631	4,296
Other Real Estate and Other Assets Acquired in Settlement of Loans	55	-0-	-0-

The accompanying Notes should be read with these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first nine months of 2004, the average cash balance maintained at the Federal Reserve Bank was $2,422,000. Compensating balances held at other correspondent banks, to minimize service charges, averaged approximately $21,722,000 during the same period.

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

          The Corporation and its subsidiaries maintain their records for financial reporting and income tax reporting purposes on the accrual basis of accounting.  Deferred income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred income taxes are provided for accumulated temporary differences due to basic differences for assets and liabilities for financial reporting and income tax purposes.

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

Stock Based Compensation

          The Corporation accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.  The impact on the financial statements of using this method is disclosed below.

          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 123”), requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based compensation.  The pro forma disclosures presented below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

          The Corporation accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

		Nine Months Ended September 30, 2004	Year Ended December 31, 2003

Net Income, as Reported		$7,843	$9,768
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(99)	(135)

Pro Forma Net Income		$7,744	$9,633

Earnings Per Share:
Basic – as Reported		$1.27	$1.59
Basic – Pro Forma		1.26	1.56
Diluted – as Reported		1.24	1.55
Diluted – Pro Forma		1.22	1.52

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of available-for-sale securities.  Comprehensive income for the periods ended September 30, 2004 and 2003 and for the year ended December 31, 2003 is reported in Note 25, “Comprehensive Income.”

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

NOTE 2 – Acquisitions

          On May 1, 2004, the Corporation completed its merger with ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (collectively, “ANB”).  Under the terms of the merger agreement with ANB, the Corporation acquired ANB for approximately $16.0 million in cash.  ANB was privately held and operated four (4) banking offices in Arlington, Texas.  On May 1, 2004, ANB had total assets of $89.0 million, loans of $59.4 million, deposits of $83.6 million and shareholder’s equity of $3.1 million.  This acquisition was partially funded through the formation of Summit Bancshares, Inc. Statutory Trust I and its subsequent issuance of $12.0 million of its floating rate Capital Securities.

NOTE 3 - Investment Securities

          A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	September 30, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities — Available-for-Sale
U.S. Government Agencies and Corporations	$155,191	$1,813	$(512)	$156,492
U.S. Government Agency Mortgage Backed Securities	45,967	112	(643)	45,436
Obligations of States and Political Subdivisions	8,024	168	(17)	8,175
Community Reinvestment Act Investment Fund	3,000	96	-0-	3,096
Federal Reserve and Federal Home Loan Bank Stock	5,989	-0-	-0-	5,989
Other	76	-0-	-0-	76

Total Available-for-Sale Securities	218,247	2,189	(1,172)	219,264

Total Investment Securities	$218,247	$2,189	$(1,172)	$219,264

          All investment securities are carried on the consolidated balance sheet as of September 30, 2004 at fair value.  The net unrealized gain of $1,017,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

          Included in the Federal Reserve and Federal Home Loan Bank Stock category at September 30, 2004 is $5,189,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of September 30, 2004.  The Corporation was required at September 30, 2004 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the Federal Home Loan Bank (“FHLB”).  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 -  Investment Securities (cont’d.)

          A summary of amortized cost and estimated fair values of investment securities is as follows (in thousands):

	September 30, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities — Available-for-Sale
U.S. Government Agencies and Corporations	$135,192	$2,509	$(776)	$136,925
U.S. Government Agency Mortgage Backed Securities	60,396	148	(308)	60,236
Obligations of States and Political Subdivisions	6,865	144	(47)	6,962
Community Reinvestment Act Investment Fund	3,000	82	-0-	3,082
Federal Reserve and Federal Home Loan Bank Stock	2,843	-0-	-0-	2,843

Total Available-for-Sale Securities	208,296	2,883	(1,131)	210,048

Total Investment Securities	$208,296	$2,883	$(1,131)	$210,048

          All investment securities are carried on the consolidated balance sheet as of September 30, 2003 at fair value.  The net unrealized gain of $1,752,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

          Included in the Federal Reserve and Federal Home Loan Bank Stock category at September 30, 2003 was $2,523,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of September 30, 2003.  The Corporation was  required at September 30, 2003 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Corporation was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type are as follows (in thousands):

	September 30,		December 31, 2003

	2004	2003

Commercial	$257,721	$211,616	$219,805
Real Estate Mortgage - Commercial	198,796	142,317	159,082
Real Estate Mortgage - Residential	81,318	61,676	67,635
Real Estate Construction	111,641	69,840	74,069
Loans to Individuals	40,430	32,545	33,178

	689,906	517,994	553,769
Allowance for Loan Losses	(10,079)	(7,483)	(7,784)

Loans - Net	$679,827	$510,511	$545,985

          Loans are net of unearned income of $890,000 and $629,000 at September 30, 2004 and 2003, respectively, and $690,000 at December 31, 2003.

NOTE 4 - Loans and Allowance for Loan Losses (cont’d.)

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Balance, Beginning of Period	$7,784	$6,706	$6,706
Balance Acquired in the Arlington National Bank Acquisition	1,254	-0-	-0-
Provisions, Charged to Income	1,500	586	880
Loans Charged-Off	(748)	(376)	(539)
Recoveries of Loans Previously
Charged-Off	289	567	737

Net Loans (Charged-Off) Recovered	(459)	191	198

Balance, End of Period	$10,079	$7,483	$7,784

          The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2004 and September 30, 2003 of $1,500,000 and $586,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1, “Summary of Significant Accounting Policies”.  For the year ended December 31, 2003, a provision of $880,000 was recorded.

          At September 30, 2004, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,606,000 (of which $1,606,000 were on non-accrual status).  The related allowance for loan losses for these loans was $227,000.  The average recorded investment in impaired loans during the nine months ended September 30, 2004 was approximately $1,599,000.  For this period the Corporation recognized no interest income on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	September 30,		December 31, 2003

	2004	2003

Land	$3,038	$2,212	$2,212
Buildings and Improvements	12,056	10,209	10,209
Furniture & Equipment	11,695	10,674	10,515

Total Cost	26,789	23,095	22,936
Less: Accumulated Amortization and Depreciation	11,146	9,858	10,016

Net Book Value	$15,643	$13,237	$12,920

NOTE 6 – Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets”.  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 1, 2004, the Corporation completed its acquisition of ANB.  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $137,000 has been recorded on the core deposit intangibles through September 30, 2004.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	September 30,		December 31, 2003

	2004	2003

Other Real Estate	$-0-	$-0-	$-0-

          There was no Other Real Estate at September 30, 2004.  There were no direct write-downs of other real estate charged to income for the nine months ended September 30, 2004 or September 30, 2003.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2003.

          Included in Other Assets at September 30, 2004 was $4,000 of Other Foreclosed Assets.  These assets were comprised of motor vehicles.  There were no direct write-downs of these assets as of September 30, 2004.  There were no Other Foreclosed Assets as of September 30, 2003.

NOTE 8 - Deposits

          The book values of deposits by major type are as follows (in thousands):

	September 30,
			December 31,
	2004	2003	2003

Noninterest-Bearing Demand Deposits	$232,586	$180,765	$192,877
Interest-Bearing Deposits:
Interest-Bearing Transaction
Accounts and Money Market Funds	245,472	208,176	195,184
Savings	160,338	124,262	127,630
Certificates of Deposits under $100,000 and IRA’s	72,462	62,722	62,275
Certificates of Deposits $100,000 or more	80,450	61,230	63,099
Other	216	316	316

Total	558,938	456,706	448,504

Total Deposits	$791,524	$637,471	$641,381

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these borrowings is summarized as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Securities Sold Under Repurchase Agreements:
Average Balance	$31,558	$20,175	$26,850
Period-End Balance	36,733	27,030	32,234
Maximum Month-End Balance During Period	36,733	27,030	32,234
Interest Rate:
Average	0.64%	0.49%	0.31%
Period-End	1.14%	0.53%	0.44%
Federal Home Loan Bank Advances:
Average Balance	$71,423	$25,637	$30,532
Period-End Balance	70,000	27,000	50,000
Maximum Month-End Balance During Period	100,000	34,300	50,000
Interest Rate:
Average	1.56%	1.80%	1.65%
Period-End	1.80%	1.53%	1.52%
Federal Funds Purchased:
Average Balance	$2,197	$2,007	$2,774
Period-End Balance	-0-	7,200	-0-
Maximum Month-End Balance During Period	21,525	7,200	7,200
Interest Rate:
Average	1.32%	1.50%	1.41%
Period-End	0.00%	1.36%	0.00%

Note 9 – Short Term Borrowings (cont’d.)

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At September 30, 2004, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 1.80%, $20.0 million of which matures in 2004, $40.0 million of which matures in 2005 and the last $10.0 million of which matures in April 2006.  Through September 30, 2004, the Corporation had average borrowings on this line of $71.4 million.  At September 30, 2003, the Corporation had $27.0 million of borrowings outstanding under the line of credit at an average rate of 1.51%.  In addition, at September 30, 2003, the Corporation had another $8.0 million borrowed under an arrangement to purchase an investment security which matured in October 2003.

NOTE 10 – Notes Payable

          On September 15, 2004, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to term notes having five year terms.  The Corporation will not pay a fee for any unused portion of the line.  At September 30, 2004, $2,250,000 had been borrowed under this line.  The rate at September 30, 2004 was 3.61%.

NOTE 11 – Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed Summit Bancshares, Inc. Statutory Trust I (“SBI Trust”) and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at September 30, 2004 was 4.25%.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Business Development	$641	$594	$762
Legal and Professional Fees	793	503	688
Item Processing	653	532	672
Printing and Supplies	303	315	435
Regulatory Fees and Assessments	224	186	250
Other	1,801	1,594	2,113

Total	$4,415	$3,724	$4,920

NOTE 13 - Income Taxes

          Federal income taxes included in the consolidated balance sheets are as follows (in thousands):

	September 30,		December 31, 2003

	2004	2003

Current Tax Asset (Liability)	$563	$69	$(39)
Net Deferred Tax Asset	2,715	1,879	1,677

Total Included in Other Assets	$3,278	$1,948	$1,638

          The net deferred tax asset at September 30, 2004 of $2,715,000 included $(346,000) related to unrealized gains on Available-for-Sale Securities.

NOTE 13 - Income Taxes (cont’d.)

          The components of income tax expense are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Federal Income Tax Expense:
Current	$4,731	$3,909	$4,681
Deferred (benefit)	(493)	(108)	336

Total Federal Income Tax Expense	$4,238	$3,801	$5,017

Effective Tax Rates	35.00%	34.00%	34.00%

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31 2003

	2004	2003

Federal Income Taxes at Statutory Rate of 34.9%	$4,216	$3,830	$5,071
Effect of Tax Exempt Interest Income	(65)	(69)	(94)
Non-deductible Expenses	124	51	70
Other	(37)	(11)	(30)

Income Taxes Per Income Statement	$4,238	$3,801	$5,017

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,517	$2,566	$2,667
Valuation Reserves — Other Real Estate	-0-	2	2
Interest on Non-accrual Loans	181	171	121
Unrealized Losses on Available-for-Sale Securities	-0-	-0-	-0-
Deferred Compensation	599	542	541
Net Operating Loss Carryforward	161	-0-	-0-

Gross Federal Deferred Tax Assets	4,458	3,281	3,331

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,201	530	1,087
Accretion	27	203	135
Unrealized Gains on Available-for-Sale Securities	346	595	354
Other	169	74	78

Gross Federal Deferred Tax Liabilities	1,743	1,402	1,654

Net Deferred Tax Asset	$2,715	$1,879	$1,677

NOTE 14 - Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $10,599,000 at September 30, 2004, $9,389,000 at December 31, 2003 and $10,560,000 at September 30, 2003.

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

          At September 30, 2004, outstanding documentary and standby letters of credit totaled $5,339,000 and commitments to extend credit totaled $181,304,000.

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $814,000 and $737,000 for the nine months ended September 30, 2004 and 2003, respectively, and $981,000 for the year ended December 31, 2003.  Included in the September 30, 2004 totals is $69,000 of lease expense related to the ANB facilities.

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

          The following is a summary of transactions during the periods presented:

	Shares Under Option

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003

Outstanding, Beginning of Period	379,659	418,934
Additional Options Granted During the Period	34,000	25,000
Forfeited During the Period	(19,000)	(11,050)
Exercised During the Period	(38,970)	(53,225)

Outstanding, End of Period	355,689	379,659

          Options outstanding at September 30, 2004 ranged in price from $5.25 to $31.76 per share with a weighted average exercise price of $15.13 and 277,249 shares exercisable.  At September 30, 2004, there remained 321,250 shares reserved for future grants of options under the 1997 Plan.  See Note 1 “Summary of Significant Accounting Policies - Stock Based Compensation” for information regarding the dilutive impact of these stock options.

NOTE 17 - Employee Benefit Plans

401(k) Plan

          The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made no contribution to this plan in 1999 or 1998.  Beginning in 2000, the Corporation has made matching contributions, not to exceed 6% of the employee’s annual compensation, to the participant’s deferrals of compensation up to 100% of the employee contributions.

          The amount expensed in support of the 401(k) plan was $417,000 and $311,000 during the first nine months of 2004 and 2003, respectively, and $411,000 for the year ended December 31, 2003.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan.  The expense charged to earnings for such future obligations was $126,000 and $158,000 for the first nine months of 2004 and 2003, respectively, and $202,000 for the year ended December 31, 2003.

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

NOTE 18 - Earnings per Share

          The following data shows the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Net income	$7,843	$7,365	$9,768

Weighted average number of common shares used in Basic EPS	6,159,432	6,162,702	6,160,780
Effect of dilutive stock options	173,877	146,798	156,382

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	6,333,309	6,309,500	6,317,162

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	September 30,

	2004	2003

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$181,304	$147,313
Standby Letters of Credit	5,339	5,196

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

          In the nine months ended September 30, 2004, 20,500 shares were purchased by the Corporation pursuant to the stock repurchase plan through the open market.

NOTE 23 - Subsequent Event

          On October 19, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on November 15, 2004 to shareholders of record on November 1, 2004.

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

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	September 30,

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$30,836	$30,836	$32,076	$32,076
Federal funds sold and Due From Time	19,467	19,467	724	724
Securities	219,264	219,264	210,048	210,048
Loans	689,906	686,988	517,994	520,121
Allowance for loan losses	(10,079)	(10,079)	(7,483)	(7,483)
Financial Liabilities
Deposits	791,524	792,869	637,471	639,440
Short Term Borrowings	106,733	106,679	69,230	69,021
Off-balance Sheet Financial Instruments
Loan commitments		181,304		147,313
Letters of credit		5,339		5,196

NOTE 25 - Comprehensive Income

          The Corporation has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.”  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2003

	2004	2003

Net Income	$7,843	$7,365	$9,768
Other Comprehensive Income:
Unrealized loss on securities available-for-sale, net of tax benefit	(17)	(1,705)	(2,173)

Comprehensive Income	$7,826	$5,660	$7,595

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

          Net income for the third quarter of 2004 was $2,796,000, an increase of $321,000, or 13.0%, compared to $2,475,000 recorded for the third quarter of 2003.  On a weighted average share basis, net income for the third quarter of 2004 was $0.44 per diluted share as compared to $0.39 per diluted share for the third quarter of 2003.  Net income for the first nine months of 2004 was $7,843,000, an increase of $478,000, or 6.5%, compared to net income of $7,365,000 for the first nine months of 2003.  On a weighted average share basis, net income for the first nine months of 2004 was $1.24 per diluted share compared to $1.17 per diluted share for the first nine months of 2003.  The increase in earnings during the third quarter of 2004 and for the first nine months of 2004 was primarily due to an increase in net interest income (tax equivalent) of $1,955,000 for the third quarter of 2004 over the third quarter of 2003 and $4,216,000 for the first nine months of 2004 over the first nine months of 2003.  The increase in net interest income for these periods was primarily due to the growth in average loans and the acquisition of ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank (collectively “ANB”).  Average loans for the third quarter of 2004, excluding the impact of the ANB acquisition, grew 22.6% compared to the third quarter of 2003.  Including the ANB acquisition, average loans for the third quarter of 2004 were 34.7% more than average loans for the third quarter of 2003.  Average loans for the first nine months ended September 30, 2004 were 28.1% higher than the average for loans for the first nine months ended September 30, 2003.

          Based on an improving economy in our market area and the ANB acquisition, total loans at September 30, 2004 were $689.9 million, which represented an increase of $136.1 million, or 24.6%, over total loans at December 31, 2003 and an increase of $171.9 million, or 33.2% over total loans at September 30, 2003.  Excluding the impact of the ANB acquisition, total loans at September 30, 2004 increased $114.3 million, or 22.1% from the prior year period.  Although we do not expect to see loan growth rates from quarter to quarter to be as high as they have been the past few quarters, we do expect double digit loan growth for the full year of 2004.  Total deposits at September 30, 2004 of $791.5 million increased $150.1 million, or 23.4% from December 31, 2003 and increased $154.0 million, or 24.2% from $637.5 million at September 30, 2003.  Excluding the impact of the ANB acquisition, total deposits at September 30, 2004 grew $51.1 million, or 8.0% from the prior year period.  Compared to the third quarter of 2003, we experienced growth in every category of deposits during the third quarter of 2004 with the largest growth coming in demand deposits and interest-bearing transaction accounts which increased $51.8 million and $37.3 million, respectively.  Shareholders’ equity was $73.5 million at September 30, 2004, an increase of $5.5 million, or 8.1%, compared to shareholders’ equity of $68.0 million at September 30, 2003.   See the Statement of Changes in Stockholders’ Equity on page 6 for a detail of the changes.

          The following table shows selected performance ratios for the first six months of 2004 and 2003 that management believes to be key indicators of our performance:

	Nine Months Ended September 30,

	2004	2003

Annualized Return on Average Assets (ROAA)	1.15%	1.36%
Annualized Return on Average Shareholders’ Equity (ROAE)	14.82	14.60
Shareholders’ Equity to Assets — Average	7.81	9.32
Dividend Payout Ratio	33.01	31.81
Net Interest Margin (tax equivalent)	4.28	4.85
Efficiency Ratio	58.11	56.93

          The return on average assets ratio is calculated by dividing net income by average total assets for the period.  Management believes our return on average asset ratio of 1.15% for the first nine months of 2004 is comparable to the return on average assets of other financial institutions in our peer group, which was 1.24% for the first nine months of 2004.  Our peer group is comprised of other publicly traded bank holding companies headquartered in Texas and was selected by our management.

          The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period.  Management believes our return on average shareholders’ equity ratio of 14.82% for the first nine months of 2004 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in our peer group, which was 14.26% for the first nine months of 2004.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Management believes our average shareholders’ equity to average assets ratio of 7.81% for  the first nine months of 2004 is comparable to the average shareholders’ equity to average asset ratio of other financial institutions in our peer group, which was 8.95% for the first nine months of 2004.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  Our dividend payout ratio results in a yield-to-market price return equal to or greater than our peer group.

          Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.28% for the first nine months of 2004 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which was 4.10% for the first nine months of 2004.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 58.11% for the first nine months of 2004 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 61.31% for the first nine months of 2004.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarter of 2004 and 2003 (rates on tax equivalent basis):

	Three Months Ended September 30,

	2004			2003

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$16,849	$51	1.21%	$15,298	$37	0.97%
Investment Securities (Taxable)	211,298	1,939	3.65%	193,232	1,865	3.83%
Investment Securities (Tax-exempt)	7,533	113	5.98%	6,135	82	5.27%
Loans, Net of Unearned Discount(1)	678,915	10,297	6.03%	503,936	7,762	6.11%

Total Earning Assets	914,595	12,400	5.39%	718,601	9,746	5.38%

Non-interest Earning Assets:
Cash and Due From Banks	31,213			26,189
Other Assets	41,022			23,926
Allowance for Loan Losses	(9,919)			(7,438)

Total Assets	$976,911			$761,278

Interest-Bearing Liabilities:
Interest-Bearing Transaction
Accounts and Money Market Funds	$253,642	672	1.05%	$207,787	566	1.08%
Savings	154,980	462	1.19%	120,124	380	1.26%
Certificates of Deposit under $100,000 and IRA’s	71,360	394	2.20%	63,257	383	2.40%
Certificates of Deposit $100,000 or more	77,033	466	2.40%	60,842	394	2.57%
Other Time	314	2	2.29%	315	2	2.17%
Other Borrowings	118,083	537	1.81%	61,199	109	0.70%

Total Interest-Bearing Liabilities	675,412	2,533	1.49%	513,524	1,834	1.42%

Non-interest Bearing Liabilities:
Demand Deposits	226,462			176,478
Other Liabilities	3,999			3,003
Shareholders’ Equity	71,038			68,273

Total Liabilities and Shareholders’ Equity	$976,911			$761,278

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$9,867	4.29%		$7,912	4.37%

(1)     Loan interest income includes various loan fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $390,000 and $319,000 for the quarter ended September 30, 2004 and 2003, respectively, and $1,248,000 for the year ended December 31, 2003.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

          The net interest margin was 4.29% for the third quarter of 2004, which represented a decrease of 8 basis points from the third quarter of 2003.  This decrease in net interest margin reflected a 1 basis point increase in yield on earning assets from the third quarter of 2003 to the third quarter of 2004, which was offset by a 7 basis point increase in rates paid on interest-bearing liabilities from the third quarter of 2003 to the third quarter of 2004.  The impact of the decrease in the net interest margin was offset by a 27.3% growth in earning assets resulting in the 24.7% increase in net interest income from the third quarter of 2003 to the third quarter of 2004.  The growth in earning assets and a 41 basis point increase in the average prime lending rate from the third quarter of 2003 to the third quarter of 2004 were the catalyst behind the net interest income growth overcoming the drop in net interest margin.  The increase in the average prime lending rate had a positive impact on only a portion of the earning assets as less than 45% of earning assets benefited immediately from the changes in market interest rates.  The increase in rates paid on interest-bearing liabilities was primarily due to the increase in rates paid on the subordinated debentures and notes payable issued by the Corporation to fund the ANB acquisition.  The rates paid on both of these borrowings are based on three month Libor rates which have been impacted considerably by the recent increase in short term market rates.

Summary of Earning Assets and Interest-Bearing Liabilities (cont’d.)

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first nine months of 2004 and 2003 (rates on tax equivalent basis):

	Nine Months Ended September 30,

	2004			2003

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$17,813	$139	1.04%	$9,476	$74	1.05%
Investment Securities (Taxable)	194,295	5,435	3.73%	173,216	5,175	3.99%
Investment Securities (Tax-exempt)	7,032	291	5.51%	5,415	224	5.53%
Loans, Net of Unearned Discount(1)	632,076	28,102	5.94%	493,361	23,139	6.27%

Total Earning Assets	851,216	33,967	5.33%	681,468	28,612	5.61%
Non-interest Earning Assets:
Cash and Due From Banks	28,398			26,601
Other Assets	33,314			22,428
Allowance for Loan Losses	(9,077)			(7,274)

Total Assets	$903,851			$723,223

Interest-Bearing Liabilities:
Interest-Bearing Transaction
Accounts and Money Market Funds	$229,841	1,827	1.06%	$192,650	1,599	1.11%
Savings	143,237	1,255	1.17%	116,997	1,187	1.36%
Certificates of Deposit under $100,000 and IRA’s	67,304	1,105	2.19%	63,095	1,210	2.56%
Certificates of Deposit $100,000 or more	70,636	1,281	2.42%	58,112	1,165	2.68%
Other Time	315	6	2.66%	315	5	2.21%
Other Borrowings	113,559	1,249	1.47%	52,741	418	1.06%

Total Interest-Bearing Liabilities	624,892	6,723	1.44%	483,910	5,584	1.54%

Non-interest Bearing Liabilities:
Demand Deposits	204,638			168,968
Other Liabilities	3,740			2,916
Shareholders’ Equity	70,581			67,429

Total Liabilities and Shareholders’ Equity	$903,851			$723,223

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$27,244	4.28%		$23,028	4.52%

(1)     Loan interest income includes various loan fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $1,124,000 and $912,000 through September 30, 2004 and 2003, respectively, and $1,248,000 for the year ended December 31, 2003.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis (“T/E”) using a federal income tax rate of 34% both years.

          The net interest margin for the nine months ended September 30, 2004 was 4.28%, which represented a decrease of 24 basis points from the 4.52% net interest margin earned for the nine months ended September 30, 2003.  This decrease in net interest margin for the nine months ended September 30, 2004 reflected a 28 basis point decrease in yield on earning assets, which was partially offset by a 10 basis point decrease in rates paid on interest-bearing liabilities from the prior year period.  The decrease in net interest margin also reflected less earned income from our investment in earning assets funded by our non-interest bearing fundings of demand deposits and shareholders’ equity.

          In the event that our average loans continue to grow during the last quarter of 2004 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the

Federal Home Loan Bank.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from market interest rate increases, including the three separate 25 basis point increases in the prime lending rate effected by the Federal Reserve Board beginning in late June 2004, assuming deposit interest rates do not increase significantly faster than interest rates on earning assets.
Net Interest Income

          Net interest income (tax equivalent) for the third quarter of 2004 was $9,867,000, which represented an increase of $1,955,000, or 24.7%, over the third quarter of 2003.  In this same period, tax equivalent interest income increased $2,654,000, or 27.2%, while interest expense increased $699,000, or 38.1%, compared to the third quarter of 2003.  The net increases in net interest income resulted from the 27.3% growth in average earning assets for the third quarter of 2004 compared to the third quarter of 2003 and the 41 basis point increase in the average prime lending rate for the third quarter of 2004 compared to the same period in the prior year.

          Net interest income (tax equivalent) for the first nine months of 2004 was $27,244,000, which represented an increase of $4,216,000, or 18.3%, over the first nine months of 2003.  In this same period, tax equivalent interest income increased $5,355,000, or 18.7%, while interest expense increased $1,139,000, or 20.4%, compared to the first nine months of 2003.  The net increases in net interest income resulted from the 24.9% growth in average earning assets for the first nine months of 2004 compared to the first nine months of 2003, which offset a 4 basis point decrease in the average prime lending rate for the first nine months of 2004 compared to the first nine months of 2003.

          The following table summarizes the effects of changes in interest rates, average volumes of earning assets and interest bearing liabilities on net interest income (tax equivalent) for the periods ended September 30, 2004 and 2003:

	ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in Thousands)

	3rd Qtr. 2004 vs. 3rd Qtr. 2003 Increase (Decrease) Due to Changes in:			Nine Months 2004 vs. Nine Months 2003 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold	$4	$10	$14	$65	$-0-	$65
Investment Securities (Taxable)	172	(98)	74	618	(358)	260
Investment Securities (Tax-exempt)	18	13	31	68	(1)	67
Loans, Net of Unearned Discount	2,688	(153)	2,535	6,512	(1,549)	4,963

Total Interest Income	2,882	(228)	2,654	7,263	(1,908)	5,355

Interest-Bearing Liabilities:
Deposits	382	(111)	271	894	(586)	308
Other Borrowings	227	201	428	661	170	831

Total Interest Expense	609	90	699	1,555	(416)	1,139

Net Interest Income	$2,273	$(318)	$1,955	$5,708	$(1,492)	$4,216

Non-Interest Income

          Non-interest income for the third quarter of 2004 was $2,141,000, which represented an increase of $558,000, or 35.2%, over the third quarter of 2003.  Non-interest income for the first nine months of 2004 was $5,431,000, which represented and increase of $903,000, or  19.9%, compared to the first nine months of 2003.  The major component of non-interest income is service charges on deposits.  Other service fees are the majority of other non-interest income.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	%Change	2004	2003	%Change

Service Charges on Deposit Accounts	$1,180	$914	29.1%	$3,164	$2,562	23.5%
Gain on Sale of Securities	32	89	(64.0)	32	101	(68.3)
Gain on Sale of Student Loans	176	-0-	100.0	176	-0-	100.0
Non-recurring Income	37	4	825.0	204	46	343.5
Other Non-interest Income	716	576	24.3	1,855	1,819	2.0

Total Non-interest Income	$2,141	$1,583	35.2%	$5,431	$4,528	19.9%

          The increase in service charges on deposit accounts during the third quarter of 2004 and for the first nine months of 2004 resulted primarily from growth in insufficient funds charges which have increased 37.2% and 33.8% from the third quarter of 2003 and the first nine months of 2003, respectively.  This increase in insufficient funds charges is due to a growing number of free checking accounts which offer overdraft protection and a pricing change that occurred during the second quarter of 2004.  Included in the total deposit charges for the third quarter of 2004 and the nine months ended September 30, 2004 was $213,000 and $333,000, respectively, added as a result of the ANB acquisition.

          The non-recurring income for the first nine months of 2004 resulted from the gain of $167,000 on the sale of an asset previously carried in Other Assets during the first quarter of 2004 and a gain of $37,000 on the partial sale of land carried in Premises and Equipment during the third quarter of 2004 that was previously held for future branch expansion.

          The increase in other non-interest income for the third quarter of 2004 and the first nine months of 2004, as compared to the same periods last year, was primarily due to increases in ATM income, insurance sales and trust income.  Insurance sales, which began in the third quarter of 2003 through the formation of SIA, totaled $50,000 for the nine months ended September 30, 2004.  Revenues from trust services, a product previously offered by ANB and now by the Corporation, totaled $79,000 in the third quarter of 2004 and $114,000 for the nine months ended September 30, 2004.  These increases have been partially offset by declines in mortgage brokerage/origination fees, investment services fees and letter of credit fees for the nine months ended September 30, 2004.  Although mortgage brokerage/origination fees were up $12,000 in the third quarter of 2004 compared to the third quarter of 2003, these fees for the nine months ended September 30, 2004 are still $130,000 below the level of fees generated in 2003 when the lower rate environment generated a large amount of mortgage refinances.   Investment services fees were $34,000 lower in the third quarter of 2004 versus the similar quarter of 2003 and are $73,000 lower for the nine months ended September 30, 2004 than the previous year and.  Letter of credit fees were $7,000 and $75,000 for the quarter ended and nine months ended September 30, 2004, respectively, than in the similar periods of 2003.

Non-interest Expense

          Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	% Change	2004	2003	% Change

Salaries & Employee Benefits	$4,029	$3,336	20.8%	$11,169	$9,332	19.7%
Occupancy Expense — Net	570	571	(0.2)	1,560	1,260	23.8
Furniture and Equipment Expense	610	493	23.7	1,670	1,368	22.1
Other Real Estate and Foreclosed
Asset Expense — Net	23	28	(17.9)	38	15	153.3
Core Deposit Amortization	82	-0-	100.0	137	-0-	100.0
Other Expenses:
Business Development	221	146	51.4	641	594	7.9
Insurance — Other	74	61	21.3	208	184	13.0
Legal & Professional Fees	395	173	128.3	793	503	57.7
Item Processing	272	175	55.4	653	532	22.7
Taxes — Other	7	19	(63.2)	40	46	(13.0)
Postage & Courier	98	95	3.2	315	274	15.0
Printing & Supplies	120	109	10.1	303	315	(3.8)
Regulatory Fees & Assessments	81	62	30.6	224	186	20.4
Other Operating Expenses	527	388	35.8	1,238	1,090	13.6

Total Other Expenses	1,795	1,228	46.2	4,415	3,724	18.6

Total Non-interest Expense	$7,109	$5,656	25.7%	$18,989	$15,699	21.0%

          Total non-interest expense increased 25.7% in the third quarter of 2004 over the third quarter of 2003, reflecting increases in salaries and benefits, equipment, business development, legal and professional, item processing and other operating expenses.  As a percent of average assets, non-interest expenses were 2.89% in the third quarter of 2004 (annualized) and 2.95% in the same period of 2003.  The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 59.23% for the third quarter of 2004 compared to 59.57% for the third quarter of 2003.  The efficiency ratio for the third quarter of 2004 was higher compared to the Corporation’s historical efficiency ratio due to the cost of new facilities and costs associated with the operating expenses of ANB.

          The increase in salaries and benefits during the third quarter of 2004 compared to the prior year period was due to salary merit raises, additions to staff, the cost of employee insurance, training expenses and costs associated with ANB personnel.  The increase in personnel expenses in the third quarter of 2004 excluding ANB personnel was 5.5%.

          The increase in equipment expense and item processing expense are primarily associated with the ANB acquisition and the Euless branch opened during the second quarter of 2004.  Costs associated with ANB created nearly 80% of the increase in equipment expenses when comparing the third quarter of 2004 to the prior year period and created virtually all of the increase in item processing expense between the third quarters of the two years.

          Business development expenses increased in the third quarter of 2004 compared to the prior year period due to increases in advertising costs, charitable contributions and due to costs associated with ANB.

          Legal and professional expenses increased in the third quarter of 2004 compared to the prior year period due to expenses incurred in relation to compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance initiatives.

          Other expenses increased in the third quarter of 2004 compared to 2003 and for the nine months ended September 30, 2004 compared to the prior year due to ANB expenses which added $108,000 for the quarter and $180,000 as of September 30,2004.

Allowance for Loan Losses and Non-Performing Assets

          The Corporation’s allowance for loan losses was $10,079,000, or 1.46% of total loans, as of September 30, 2004 compared to $7,483,000, or 1.45% of total loans, as of September 30, 2003. For the nine months ended September 30, 2004 and 2003, net charge-offs (recoveries) were .07% and (.04)% of total loans, respectively, not annualized.

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Balance, Beginning of Period	$9,844	$7,412	$7,784	$6,706
Balance Acquired in the Arlington National Bank Acquisition	-0-	-0-	1,254	-0-
Provisions, Charged to Income	495	46	1,500	586
Loans Charged-Off	(415)	(24)	(748)	(376)
Recoveries of Loans Previously Charged-Off	155	49	289	567

Net Loans (Charged-Off) Recovered	(260)	25	(459)	191

Balance, End of Period	$10,079	$7,483	$10,079	$7,483

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003

Non-Accrual Loans	$2,545	$2,832	$2,405	$2,351	$1,514
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	4	369	7	-0-	-0-

Total Non-Performing Assets	$2,549	$3,201	$2,412	$2,351	$1,514

As a Percent of:
Total Assets	0.25%	0.33%	0.28%	0.30%	0.19%
Total Loans and Other Real Estate/
Foreclosed Assets	0.37%	0.48%	0.41%	0.42%	0.29%
Loans Past Due 90 days or More and Still Accruing	$2,300	$111	$-0-	$55	$-0-

          At September 30, 2004, the ratio of non-accrual loans to total loans was .37% and non-performing assets represented .37% of loans and other real estate owned/foreclosed assets at the same date.

          As of September 30, 2004, non-accrual loans were comprised of $1,561,000 in commercial loans, $718,000 in real estate mortgage loans, $129,000 in interim construction loans and $137,000 in consumer loans.  The $2.3 million loan reported above as 90 days past due and still accruing was collected shortly after the end of the third quarter of 2004 with no loss to the Corporation.

          As of September 30, 2004, there was no Other Real Estate.  The Corporation has $4,000 in Other Foreclosed Assets, reported in Other Assets on the Balance Sheet, which represents a motor vehicle.  This asset is in process of liquidation, however the process could take several months.  The cost of liquidation will be recorded as a current period expense.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003

Non-Performing Loans	$2,545	$2,832	$2,405	$2,351	$1,514
Criticized Loans	40,289	34,218	26,888	27,737	31,933
Allowance for Loan Losses	10,079	9,844	8,320	7,784	7,483
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	396%	348%	346%	331%	494%
Criticized Loans	25%	29%	31%	28%	23%

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

          Criticized loans at September 30, 2004, loans classified as OAEM, Substandard or Doubtful as noted above, have increased when compared to September 30, 2003.  The majority of the increase from the prior year can be attributed to criticized loans within the ANB portfolio.  The remainder of the increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio.  This aggressiveness in recognizing any weakness in our borrowers is the primary reason for the increase in criticized loans from June 30, 2004 to September 30, 2004.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible.  Management is not aware of any potential loan problems that have not been disclosed to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms and the Corporation does not anticipate any significant losses from these downgraded credits.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report,” indicates the interest rate sensitivity position at September 30, 2004 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within:			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive	Total

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$352,465	$58,882	$52,079	$463,426	$226,480	$689,906
Investment Securities	10,503	12,853	17,986	41,342	177,922	219,264
Federal Funds Sold and Due From Time	19,467	-0-	-0-	19,467	-0-	19,467

Total Earning Assets	382,435	71,735	70,065	524,235	404,402	928,637

Interest Bearing Liabilities:
Interest-Bearing Transaction
Accounts and Savings	405,810	-0-	-0-	405,810	-0-	405,810
Certificate of Deposits under $100,000 and IRA’s	5,110	18,895	17,066	41,071	31,391	72,462
Certificates of Deposits $100,000 or more	6,657	22,135	11,253	40,045	40,621	80,666
Other Borrowings	56,733	15,000	25,000	96,733	24,622	121,355

Total Interest Bearing Liabilities	474,310	56,030	53,319	583,659	96,634	680,293

Interest Sensitivity GAP	$(91,875)	$15,705	$16,746	$(59,424)	$307,768	$248,344

Cumulative GAP	$(91,875)	$(76,170)	$(59,424)

Cumulative GAP to Total Earning Assets	(9.89)%	(8.20)%	(6.40)%
Cumulative GAP to Total Assets	(9.28)%	(7.69)%	(6.00)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a  result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static GAP report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (6.00%) was reversed to a positive 28.43%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At September 30, 2004, shareholders’ equity totaled $73.5 million, compared to shareholders’ equity at December 31, 2003 of $68.7 million and $68.0 million at September 30, 2003.  This reflected an increase in retained earnings less the change in unrealized gain/loss on available for sale securities and the payment of dividends.  During the third quarter of 2004, we did not repurchase any  shares of Common Stock.  Our ability to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  Our board of directors has authorized the repurchase of up to 5% of our outstanding Common Stock over the twelve-month period beginning April 20, 2004.

          The Corporation and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of September 30, 2004 and 2003 (dollars in thousands):

	September 30, 2004		September 30, 2003

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$990,406	$989,950	$777,558	$777,523
Risk Weighted Assets	743,942	743,488	562,020	561,991
Equity Capital (Tier 1)	74,325	76,236	66,856	65,886
Qualifying Allowance for Loan Losses	9,309	9,303	7,031	7,030
Total Capital	83,634	85,539	73,887	72,916
Leverage Ratio	7.69%	7.81%	8.78%	8.67%
Risk Capital Ratio:
Tier I Capital	9.99%	10.25%	11.90%	11.72%
Total Capital	11.24	11.51	13.15	12.97

          As of September 30, 2004, the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $30.0 million, or 3.0%, of total assets as of September 30, 2004.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 89.8% of our total deposits at September 30, 2004 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.   Our loan to deposit ratio averaged 86.6% for the three month period ended September 30, 2004 and 88.3% for the nine month period ended September 30,2004.

          In the event that our average loans continue to grow during the last quarter of 2004 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, our business, results of operations and financial condition could be somewhat negatively impacted.

          Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at September 30, 2004 was 4.25%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture date May 3, 2004) of the Corporation.

          On September 15,2004, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of this line.  At September 30, 2004, $2,250,000 had been borrowed under the line.  The rate on this line at September 30, 2004 was 3.61%.   The purpose of the line was to provide an additional liquidity source and the current amount outstanding was used to help fund the acquisition of ANB.

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

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.   The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At September 30, 2004, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 1.80%, $20.0 million of which matures in 2004, $40.0 million of which matures in 2005 and the last $10.0 million of which matures in April 2006.  Through September 30, 2004, the Corporation had average borrowings on this line of $71.4 million.  Borrowings at December 31, 2003 totaled $50.0 million.  The increase in borrowings was required to fund earnings asset growth.

          At September 30, 2004, outstanding documentary and standby letters of credit totaled $5,339,000 and commitments to extend credit totaled $181,304,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,234,000 and $145,777,000 at December 31, 2003.  The commitments have increased in conjunction with the overall loan growth of the Corporation and the acquisition of ANB.

Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $10,599,000 at September 30, 2004, $9,389,000 at December 31, 2003 and $10,560,000 at September 30, 2003.

Subsequent Events

          On October 19, 2004, the Board of Directors of the Corporation approved a quarterly dividend of $.14 per share to be paid on November 15, 2004 to shareholders of record on November 1, 2004.

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

•	Our ability to attract and retain key employees;

•	Changes in general local, regional and international economic conditions;

•	Changes in, or the effects of, trade, monetary and fiscal policies, laws and regulations, including interest rate policies, of the Federal Reserve Board and other regulatory authorities;

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	Changes in consumer and business spending, borrowing and saving habits;

•	Changes in laws, regulations and policies applicable to us; and

•	Political instability and acts of war or terrorism.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

          There have been no material changes in market risks faced by the Corporation since December 31, 2003.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2003, and in particular, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended September 30, 2004.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended September 30, 2004.

          There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2004 that have materially affected, or are likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Exhibits

4(a) Junior Subordinated Debt Securities Indenture Agreement dated May 3, 2004

4(b) Junior Subordinated Debt Securities Due 2034

Item 5.  Other Information

                    Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10	Fifth Amendment to Loan Agreement dated September 15, 2004 between the Corporation and Frost National Bank

	11	Computation of Earnings Per Common Share

	31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

          The Corporation furnished a Current Report on Form 8-K under Items 2.02, 7.01 and 9.01 on October 12, 2004 relating to its issuance of a press release announcing its earnings for the third quarter of 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

Date: 10-25-04	By:	/s/ PHILIP E. NORWOOD

Philip E. Norwood, Chairman & President and Chief Executive Officer

Date: 10-25-04	By:	/s/ BOB G. SCOTT

Bob G. Scott, Executive Vice President and Chief Operating Officer (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description

4A	Indenture Dated as of May 3, 2004

4B	Junior Subordinated Debt Security Due 2034

10	Fifth Amendment to Loan Agreement dated September 15, 2004 between the Corporation and Frost National Bank

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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