Form 10-K
period 2004-12-31
SUMMIT BANCSHARES INC /TX/
filed 2005-03-11
CIK 745344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 0-11986

SUMMIT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1694807

(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification No.)

3880 Hulen St., Fort Worth, Texas 76107

(Address of principal executive offices, including zip code)

(817) 336-6817

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 Par Value, and attached Stock Purchase Rights

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $151,983,000, based upon the closing price of $14.55 (as adjusted to reflect the two-for-one stock split effected on December 31, 2004) per share as reported on NASDAQ.

The number of shares of Common Stock outstanding at March 1, 2005 was 12,379,416 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, which will be filed within 120 days after December 31, 2004, pursuant to the Securities Exchange Act of 1934 in connection with the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUMMIT BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

GENERAL

Summit Bancshares, Inc. (the “Corporation”) was incorporated under the laws of the state of Texas in 1979.  The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and became a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”) in February 2002.  The Corporation maintains its principal executive offices at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107.  At December 31, 2004, the Corporation had consolidated total assets of $989.1 million, consolidated total loans of $702.6 million, consolidated total deposits of $792.3 million and consolidated total shareholders’ equity of $74.5 million.

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

•

Trust Services.  The Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  At December 31, 2004, the estimated fair value of trust assets was approximately $52.8 million, including managed assets of $38.4 million and custody assets of $14.4 million.

•

Securities Services.  The Corporation offers full-service brokerage services through an agreement with Raymond James Financial Services, Inc., including securities brokerage services relating to tax-free municipals, government securities, stocks, mutual funds and annuities, and asset management and financial planning services.  Raymond James Financial Services, Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc.

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

AVAILABLE INFORMATION

The Corporation’s website is www.summitbank.net.  The Corporation makes copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, publicly available free of charge through its website under the “Investor Relations” section as soon as reasonably practicable after it electronically files or furnishes such materials with the Securities and Exchange Commission (the “SEC”).   The Corporation also makes information relating to its corporate governance policies and practices publicly available free of charge through its website.  Copies of the foregoing materials may also be obtained by written request to the Corporation at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107, Attention: Corporate Secretary.

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

EMPLOYEES

As of December 31, 2004, the Corporation and the Bank collectively had a total of 242 full-time employees and 24 part-time employees.

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

Restrictions on Payment of Dividends.  Under FRB regulations, the FRB has the authority to prohibit bank holding companies from engaging in activities that the FRB considers unsafe or unsound banking practices.  Under certain circumstances, the FRB may take the position that payment of dividends by the Corporation would constitute an unsafe or unsound banking practice in light of the financial condition of the Corporation.  Under FRB policies, a bank holding company should pay cash dividends on its common stock only out of income available over the past year and should not pay cash dividends if such payment would undermine its ability to serve as a source of strength to its banking subsidiaries.  The Corporation’s ability to pay cash dividends is further limited by its obligation to maintain adequate levels of capital in accordance with the FRB’s capital adequacy guidelines.  See “Business - The Corporation - Capital Adequacy Requirements.”

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

Under the risk-based capital guidelines, the FRB requires bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% (of which at least 4.0% must be in the form of Tier 1 capital).  A bank holding company’s qualifying total capital represents the sum of its Tier 1 and Tier 2 capital (with Tier 2 capital being limited to 100% of Tier 1 capital), less investments in certain unconsolidated subsidiaries.  Tier 1 capital generally includes common shareholders’ equity, qualifying preferred stock and minority interests in consolidated subsidiaries, less goodwill, intangible assets and certain other adjustments.  Tier 2 capital generally includes certain other preferred stock, qualifying debt instruments and allowances for loan losses.  Risk-weighted assets are calculated by multiplying asset balances by corresponding risk weights generally based on perceived credit risk.  At December 31, 2004, the Corporation’s ratios of Tier 1 and qualifying total capital to risk-weighted assets were 10.1% and 11.4%, respectively, both of which exceeded regulatory minimums.

The FRB guidelines also require bank holding companies with high regulatory ratings to maintain minimum leverage ratios of at least 3.0%, which are calculated by dividing Tier 1 capital by adjusted average total consolidated assets.  Other bank holding companies with supervisory, financial or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain leverage ratios in excess of 3.0%.  At December 31, 2004, the Corporation’s ratio of Tier 1 capital to adjusted average total consolidated assets was 7.9%, which exceeded the regulatory minimum.

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

Liability of Commonly Controlled Institutions.  The Financial Institution Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision under which commonly controlled insured depository institutions can be held liable to the Federal Deposit Insurance Corporation (the “FDIC”) for any losses incurred, or reasonably expected to be incurred, by the FDIC due to the default of an insured depository institution, and for any assistance provided by the FDIC to an insured depository institution that is in danger of default.  A FDIC “cross-guarantee” claim against an insured depository institution for administrative expenses and claims of such institution’s depositors (including the FDIC, as subrogee of such depositors) has priority over the rights of such institution’s shareholders and other creditors.

Acquisitions by Bank Holding Companies.  Under the BHC Act, prior FRB approval is required before a bank holding company merges or consolidates with, or acquires direct or indirect control of more than 5.0% of the outstanding shares of any class of voting securities or substantially all of the assets of, any bank or bank holding company.  In approving any of the foregoing transactions, the FRB is required to consider the financial and managerial resources and future prospects of the banks and bank holding companies concerned, the convenience and needs of the communities to be served and other various competitive factors.

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

Acquisitions of Bank Holding Companies.  The Change in Bank Control Act of 1978 (the “CBC Act”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been given prior notice and has not disapproved the acquisition.  For purposes of the CBC Act, the acquisition of 25.0% or more of any class of voting securities of a bank holding company constitutes an acquisition of control.  The FRB presumes that the acquisition of 10.0% or more of any class of voting securities of a bank holding company constitutes acquisition of control if either the bank holding company has a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 or if no other person will own or control a greater percentage of that class of securities immediately after the acquisition.  This presumption can be rebutted by showing that the acquisition will not in fact result in an acquisition of control of the bank holding company under the CBC Act.

Enforcement.  The FRB has broad supervisory enforcement authority over bank holding companies and their non-banking subsidiaries.  The FRB may seek various administrative remedies in connection with activities and practices of bank holding companies and their non-banking subsidiaries that constitute violations of federal laws and FRB regulations, including issuing cease and desist orders that may, among other things, require affirmative action to correct improper conditions, restitution, reimbursement, indemnification, guaranty against loss, restrictions on growth, disposal of certain assets or such other action as the FRB determines to be appropriate.

FIRREA significantly expanded the FRB’s enforcement powers over bank holding companies and their non-banking subsidiaries.  Under FIRREA, the scope of individuals and entities against whom enforcement may be sought and penalties assessed was expanded to include, among others, directors, officers, employees or controlling shareholders of bank holding companies and their non-banking subsidiaries.  FIRREA also increased the amount of civil penalties that the FRB and other regulatory agencies may assess for knowingly or recklessly committing certain activities that cause a substantial loss to a depository institution.

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

Restrictions on Transactions with Affiliates.  The Bank is subject to federal statutes which limit transactions between the Bank and its affiliates.  Section 23A of the Federal Reserve Act places limitations on the Bank’s ability to make loans to, purchase assets from and make investments in, its affiliates, and it also requires certain levels of collateral for loans made by the Bank to its affiliates.  Transactions between the Bank and its affiliates are also subject to Section 23B of the Federal Reserve Act which requires, among other things, that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

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

Restrictions on Payment of Dividends.  The principal source of the Corporation’s revenues is cash dividends received from the Bank.  The National Bank Act provides that the Bank may pay dividends out of its current or retained net profits but may not pay dividends out of its paid-in capital.  The National Bank Act further restricts the Bank’s payment of dividends by prohibiting the Bank from declaring a dividend until its surplus fund equals the amount of its capital stock or, if its surplus fund does not equal the amount of its capital stock, until one-tenth of the Bank’s net profits for the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two half-year periods, in the case of annual dividends, are transferred to the surplus fund.  OCC approval is required prior to the payment of a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years.  The Bank’s ability to pay dividends is further restricted by the FDICIA capital adequacy guidelines.  See “Business - The Bank - Capital Adequacy Requirements.”  In addition, certain regulatory authorities are authorized to prohibit the Bank from paying dividends if any such payment would constitute an unsafe and unsound banking practice.

Capital Adequacy Requirements.  FDICIA established a system of supervision of the capital adequacy of insured depository institutions based upon minimum risk-based capital ratios and leverage ratios which are similar to those established by the FRB for bank holding companies.  The OCC regulations establish five capital categories ranging from “well capitalized” to “critically undercapitalized.”  A depository institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  A depository institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination) and the institution does not meet the definition of a “well capitalized” institution.  A depository institution is considered “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination).  An institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%.   A depository institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  At December 31, 2004, the Bank qualified as a “well capitalized” institution under the OCC regulations.

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

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation.  Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the “SAIF”).  Prior to January 1, 2000, the Funds Act provided that BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members.  However, beginning January 1, 2000, the Funds Act provided that all BIF- and SAIF- insured institutions must pay FICO assessments at the same rate.  For the first quarter of 2005, FICO rates have been set at .0144% for both BIF and SAIF members.  The FICO assessment rates for both BIF and SAIF members for 2004 were as follows:

Fourth Quarter	.0146%
Third Quarter	.0148%
Second Quarter	.0148%
First Quarter	.0154%

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

The principal executive offices of the Corporation are located at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107.  The Corporation and the Bank lease space at this address from an unrelated third party through a lease that expires in May 2010.  This banking facility opened in May 2003.  The Bank also owns a detached motor bank facility at 4620 Hartwood Drive, Fort Worth, Texas, on land that is leased from an unrelated third party under a lease agreement expiring in October 2019.

The Camp Bowie office of the Bank is located at 3859 Camp Bowie Boulevard, Fort Worth, Texas.  The Bank owns the building located at this address.

The Downtown office of the Bank is located at 1300 Summit Avenue, Fort Worth, Texas.  The Bank leases space for its Downtown office from an unrelated third party under a lease agreement expiring in December 2009.  The Bank also owns a detached motor bank facility at 1401 Summit Avenue, Fort Worth, Texas.

The Alta Mesa office of the Bank is located at 3000 Alta Mesa Boulevard, Fort Worth, Texas.  The Bank owns the building located at this address.  The Bank uses approximately 20% of the facilities for its operations and leases the remainder of the facilities to others.

The Northeast office and a motor bank facility of the Bank are located at 9001 Airport Freeway, North Richland Hills, Texas.  The Bank leases these facilities from an unrelated third party under a lease agreement expiring in April 2008.  The Bank owns a tract of land adjacent to the Northeast office on which it intends to build a new motor bank facility that would be owned by the Bank.

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

The Euless office of the Bank is located at 350 Westpark Way, Euless, Texas.  The Bank leases this facility from an unrelated third party under a lease agreement expiring in October 2009 with options for an additional six years.  This banking facility opened in October 2004.

The Cooper office of the Bank is located at 5901 South Cooper Street, Arlington, Texas.  The Bank acquired ownership of this facility through the Bank’s acquisition of ANB Financial Corporation which was effective May 2004.

The Abram office of the Bank is located at 410 West Abram Street, Arlington, Texas.  The Bank leases this facility from an unrelated third party under a lease agreement expiring in September 2007 with options for an additional six years.  The Bank assumed this lease through the Bank’s acquisition of ANB Financial Corporation which was effective May 2004.

The Lake Arlington office of the Bank is located at 5500 West Arkansas Lane, Arlington, Texas.  The Bank leases this facility from an unrelated third party under a lease agreement expiring in July 2005 with options that extend to July 2028.  The Bank assumed this lease through the Bank’s acquisition of ANB Financial Corporation which was effective May 2004.

The Collins office of the Bank is located at 1060 Northeast Green Oaks Boulevard, Arlington, Texas.  The Bank leases this facility from an unrelated third party under a lease agreement expiring in September 2013 with options that extend to September 2024.  The Bank assumed this lease through the Bank’s acquisition of ANB Financial Corporation which was effective May 2004.

ITEM 3.	LEGAL PROCEEDINGS.

Although the Corporation and the Bank are routinely involved in legal proceedings incidental to their businesses, the Corporation believes that neither it nor the Bank is currently a party to any material legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  Since May 3, 1993, the Common Stock of the Corporation has traded on the Nasdaq National Market System under the symbol “SBIT.”  The following table sets forth the high and low bid prices for the Common Stock for the periods indicated (as adjusted to reflect the two-for-one stock split effected on December 31, 2004):

2004 Fiscal Year	High	Low	2003 Fiscal Year	High	Low

First Quarter	$16.08	$13.83	First Quarter	$10.00	$9.43
Second Quarter	15.13	13.50	Second Quarter	12.70	9.48
Third Quarter	16.63	14.30	Third Quarter	14.25	11.74
Fourth Quarter	18.95	16.33	Fourth Quarter	14.48	13.23

On June 30, 2004, the closing price reported for the Common Stock was $14.55 (as adjusted to reflect the two-for-one stock split effected on December 31, 2004).  The foregoing quotations reflect prices quoted by market makers of the Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Shareholders.  At the close of business on March 1, 2005, there were 486 shareholders of record of the Common Stock.

Dividends.  The Corporation has paid regular cash dividends on the Common Stock on a quarterly basis since 1993.  The following table sets forth the quarterly dividends paid by the Corporation on the Common Stock for the indicated periods (as adjusted to reflect the two-for-one stock split effected on December 31, 2004):

2004 Fiscal Year	Dividends Per Share	2003 Fiscal Year	Dividends Per Share

First Quarter	$0.07	First Quarter	$0.06
Second Quarter	0.07	Second Quarter	0.06
Third Quarter	0.07	Third Quarter	0.07
Fourth Quarter	0.07	Fourth Quarter	0.07

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

On April 20, 2004, the Board of Directors of the Corporation approved a stock repurchase plan (the “Repurchase Plan”) authorizing the Corporation to purchase up to 615,360 shares of its common stock (as adjusted to reflect the two-for-one stock split effected on December 31, 2004) over the twelve-month period beginning April 20, 2004 through open market purchases or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.  The following table provides information regarding purchases by the Corporation of shares of its common stock during each calendar month of the fourth quarter of 2004 pursuant to the Repurchase Plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/01/04 - 10/31/04	4,250	$16.53	4,250	570,110
11/01/04 - 11/30/04	2,500	16.95	2,500	567,610
12/01/04 - 12/31/04	16	17.00	16	567,594

Total	6,766	$16.69	6,766	567,594

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of the Corporation for the past five years (dollars in thousands except ratios and per share data).  The information set forth below is not necessarily indicative of future results, and should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Corporation’s consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.  Share and per share data have been adjusted to reflect the two-for-one stock split effected on December 31, 2004.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Summary of Earnings:
Interest Income	$46,857	$38,527	$38,657	$44,497	$47,609
Interest Expense	9,506	7,437	8,512	15,527	18,870

Net Interest Income	37,351	31,090	30,145	28,970	28,739
Provision for Loan Losses	1,790	880	3,140	1,755	2,606
Securities Gains (Losses)	32	230	165	-0-	(2)
Non-interest Income	7,210	5,798	5,302	4,516	3,780
Non-interest Expense	26,190	21,453	18,309	18,265	16,170

Earnings Before Income Taxes	16,613	14,785	14,163	13,466	13,741
Income Tax Expense	5,851	5,017	4,846	4,664	4,765

Net Income	$10,762	$9,768	$9,317	$8,802	$8,976

Balance Sheet Data (at period-end):
Total Assets	$989,117	$795,478	$687,733	$635,956	$619,121
Investment Securities	223,351	195,959	173,512	160,136	149,647
Loans, Net of Unearned Discount	702,619	553,769	469,145	430,754	380,016
Allowance for Loan Losses	10,187	7,784	6,706	6,015	5,399
Demand Deposits	235,399	192,877	167,745	150,040	146,083
Total Deposits	792,264	641,381	581,949	543,803	539,666
Other Borrowings	118,094	82,234	37,255	28,366	19,910
Shareholders’ Equity	74,490	68,684	64,938	60,536	55,571
Per Share Data:
Net Income - Basic	$0.87	$0.79	$0.75	$0.70	$0.71
Net Income - Diluted	0.85	0.77	0.73	0.68	0.69
Book Value - Period-End	6.03	5.59	5.29	4.84	4.37
Dividends Declared and Paid	0.28	0.26	0.24	0.22	0.20
Weighted Average Shares Outstanding (000)	12,326	12,322	12,448	12,636	12,728
Average Common Share Equivalents (000)	353	312	344	306	320
Selected Performance Ratios:
Return on Average Assets	1.16%	1.32%	1.39%	1.41%	1.54%
Return on Average Shareholders’ Equity	15.04	14.43	14.74	15.01	17.57
Dividend Payout Ratio	32.09	32.81	32.05	31.61	28.38
Net Interest Margin (tax equivalent)	4.31	4.48	4.80	4.93	5.25
Efficiency Ratio	58.55	57.57	51.26	54.55	49.71
Asset Quality Ratios:
Non-Performing Loans to Total Loans - Period-End	0.37%	0.43%	0.46%	0.96%	0.58%
Non-Performing Assets to Total Assets - Period-End	0.26	0.30	0.50	0.72	0.61
Allowance for Loan Losses to Total Loans - Period-End	1.45	1.41	1.43	1.40	1.42
Allowance for Loan Losses to Non-Performing Loans - Period-End	394.0	331.0	314.0	146.0	247.0
Net Charge-Offs (Recoveries) to Average Loans	0.10	(0.04)	0.53	0.28	0.64
Capital Ratios:
Shareholders’ Equity to Total Assets - Period-End	7.53%	8.63%	9.44%	9.52%	8.98%
Average Shareholders’ Equity to Average Assets	7.74	9.15	9.45	9.40	8.74
Total Risk-based Capital to Risk Weighted Assets - Period-End*	11.40	12.70	13.41	14.34	14.97
Leverage Ratio - Period-End*	7.85	8.62	8.96	9.20	8.88

*Calculated in accordance with Federal Reserve guidelines currently in effect.

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 2004 and 2003 is set forth below (dollars in thousands except for per share data).  Per share data has been adjusted to reflect the two-for-one stock split effected on December 31, 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Interest Income	$10,198	$11,302	$12,361	$12,995
Interest Expense	1,915	2,274	2,533	2,782

Net Interest Income	8,283	9,028	9,828	10,213
Provision for Loan Losses	605	400	495	290
Gain on Sale of Securities	-0-	-0-	32	-0-
Non-interest Income	1,567	1,723	2,109	1,811
Non-interest Expense	5,530	6,350	7,109	7,202

Earnings Before Income Taxes	3,715	4,001	4,365	4,532
Income Tax Expense	1,264	1,405	1,569	1,613

Net Income	$2,451	$2,596	$2,796	$2,919

Per Share Data:
Net Income:
Basic	$0.20	$0.21	$0.23	$0.23
Diluted	0.19	0.21	0.22	0.23
Dividends Paid	0.07	0.07	0.07	0.07
Stock Price Range:
High	16.08	15.13	16.63	18.95
Low	13.83	13.50	14.30	16.33
Close	15.05	14.55	16.63	18.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Interest Income	$9,251	$9,547	$9,709	$10,020
Interest Expense	1,816	1,934	1,834	1,853

Net Interest Income	7,435	7,613	7,875	8,167
Provision for Loan Losses	300	240	46	294
Gain on Sale of Securities	-0-	12	89	129
Non-interest Income	1,347	1,586	1,494	1,371
Non-interest Expense	4,797	5,246	5,656	5,754

Earnings Before Income Taxes	3,685	3,725	3,756	3,619
Income Tax Expense	1,252	1,268	1,281	1,216

Net Income	$2,433	$2,457	$2,475	$2,403

Per Share Data:
Net Income:
Basic	$0.20	$0.20	$0.20	$0.19
Diluted	0.19	0.20	0.19	0.19
Dividends Paid	0.06	0.06	0.07	0.07
Stock Price Range:
High	10.00	12.70	14.25	14.48
Low	9.43	9.48	11.74	13.23
Close	9.56	11.74	13.50	13.81

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words, “believe,” “expect,” “anticipate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to the Corporation’s operations, the discussion of allowance for loan losses, litigation and any quantitative and qualitative disclosure about market and interest rate risk.  The actual results of the Corporation could differ materially from those management expectations.  Further information concerning the Corporation and its business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K are set forth below.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as may be required by applicable law and regulation, the Corporation does not undertake, and specifically disclaims any obligation, to publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview.  The Corporation’s business has been conducted primarily through its wholly-owned subsidiaries, the Bank, Summit Delaware Financial Corporation, SIA and SBI Trust.  As of December 31, 2004, the Bank operated its branch offices in twelve locations in Tarrant County, Texas.  At December 31, 2003, the Bank had seven branch offices.  The increase during 2004 was due to the May 2004 acquisition of the four branches of Arlington National Bank and the October 2004 opening of a branch in Euless, Texas.  In May 2004, the Corporation completed its acquisition of ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank (collectively, “ANB”), and ANB’s results of operations have been included in the Corporation’s results of operations since the acquisition date.  On December 31, 2004, the Corporation effected a two-for-one stock split on its common stock payable in the form of a 100% stock dividend, and all share and per share data included herein has been adjusted to reflect this stock split.

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

Net income for 2004 was $10.8 million, an increase of $1.0 million, or 10.2%, compared to $9.8 million recorded for 2003.  On a weighted average share basis, net income for 2004 was $0.85 per diluted share as compared to $0.77 per diluted share for 2003, an increase of 10.4%.  The increase in earnings during 2004 was primarily due to an increase in net interest income of $6.3 million over 2003.  The increase in net interest income during 2004 was primarily due to growth in average loans of 28.4%, which more than offset the impact of the low interest rate environment and a declining net interest margin during 2004 compared to 2003.  Excluding ANB, which added $40.8 million to average loans in 2004, average loans increased 20.3% over 2003.  Non-interest income in 2004 increased $1.2 million, or 20.1% over 2003.  ANB accounted for $1.0 million of this increase.  Non-interest expenses increased $4.7 million during 2004 compared to 2003.  The increase in non-interest expenses was primarily due to ANB, the Euless location and Sarbanes-Oxley compliance costs which added $2.5 million, $0.4 million and $0.3 million, respectively, to the 2004 expenses.  In addition, the expense for the provision for loan losses in 2004 increased $0.9 million over 2003, virtually matching the increase in net charge-offs over 2003.  Net charge-offs for 2004 remain at low levels relative to the Corporation’s five-year average.

Continuing to reflect an improving economy in the Corporation’s market area as well as the ANB acquisition, total loans at December 31, 2004 were $702.6 million, which represented an increase of 26.9% over total loans for 2003.  Total funding (deposits and borrowings) for 2004 also experienced growth, increasing 25.8% over the prior year period to $910.4 million.  Shareholders’ equity was $74.5 million at December 31, 2004, which represented an increase of 8.5% compared to December 31, 2003.

Net income for 2003 was $9.8 million, an increase of $0.5 million, or 4.8%, compared to $9.3 million recorded for 2002.  On a weighted average share basis, net income for 2003 was $0.77 per diluted share as compared to $0.73 per diluted share for 2002, an increase of 6.2%.  The increase in earnings during 2003 was primarily due to an increase in net interest income of $1.0 million over 2002.  The increase in net interest income was primarily due to growth in average loans of 8.9%, which more than offset the impact of the low interest rate environment and a declining net interest margin.  The increase in non-interest expenses during 2003 was primarily attributable to strategic investment in new technology, new branches, new support facilities and additional lending staff.  These expenses were offset during 2003 by a significant reduction in the provision for loan losses as compared to 2002.  In 2003, loan recoveries exceeded loan losses, as credit quality and the local economy both continued to improve.

The following table shows selected performance ratios over the last three years that management believes to be key indicators of the Corporation’s performance:

	2004	2003	2002

Return on Average Assets (ROAA)	1.16%	1.32%	1.39%
Return on Average Shareholders’ Equity (ROAE)	15.04	14.43	14.74
Shareholders’ Equity to Assets - Average	7.74	9.15	9.45
Dividend Payout Ratio	32.09	32.81	32.05
Net Interest Margin (tax equivalent)	4.31	4.48	4.80
Efficiency Ratio	58.55	57.57	51.26

The return on average assets ratio is calculated by dividing net income by average total assets for the year.   Management believes the Corporation’s return on average assets ratio of 1.16% in 2004 is comparable to the return on average assets ratio of other financial institutions in the Corporation’s peer group, which averaged 1.27% in 2004.  The Corporation’s peer group is comprised of other publicly traded bank holding companies headquartered in Texas and was selected by management of the Corporation.

The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the year.  Management believes the Corporation’s return on average shareholders’ equity ratio of 15.04% in 2004 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in the Corporation’s peer group, which averaged 14.23% in 2004.

The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the year. Management believes the Corporation’s average shareholders’ equity to average assets ratio of 7.74% in 2004 is comparable to the return on average shareholders’ equity to average asset ratio of other financial institutions in the Corporation’s peer group, which averaged 8.95% in 2004.  The Corporation’s ratio is lower than its historical levels due to the ANB acquisition and the significant increase in assets added.   With the ANB acquisition being a cash acquisition, it resulted in the leveraging of the Corporation’s capital position, thus creating a lower shareholders’ equity to assets ratio than what the Corporation has historically reported.

The dividend payout ratio is determined by dividing the total dividends paid by net income for the year.  In 2004, the Corporation’s dividend payout ratio resulted in a yield-to-market price return comparable to the average dividend payout ratio of the Corporation’s peer group.

Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes the Corporation’s net interest margin ratio of 4.31% in 2004 compares favorably to the net interest margin ratio of other financial institutions in the Corporation’s peer group, which was 4.10% in 2004.

The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the year.  The efficiency ratio provides a measure of the extent to which the Corporation’s revenues are absorbed by its non-interest expenses.  Management believes the Corporation’s efficiency ratio of 58.55% in 2004 compares favorably to the weighted average efficiency ratio of other financial institutions in the Corporation’s peer group, which was 60.32% in 2004.

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

Net interest income (tax equivalent) for 2004 was $37.5 million, which represented an increase of $6.3 million, or 20.0%, compared to 2003.  The net increase in net interest income in 2003 reflected a $8.3 million increase in interest income which was offset by a $2.0 million increase in interest expense.

The increases in interest income and interest expense in 2004 were due to significant increases (partly attributable to ANB) in the Corporation’s loans and deposits which offset decreases in the Corporation’s yield on earning assets and rates paid on its interest-bearing liabilities.  The yield on earning assets decreased to 5.40% for 2004 from 5.54% for 2003, and the rates paid on interest-bearing liabilities decreased to 1.49% for 2004 from 1.50% for 2003.  These decreases resulted in the net interest margin decreasing to 4.31% in 2004 from 4.48% for 2003.  The decreases reflect the maturities of earning assets and time deposits originated in prior periods when market rates were higher.   Market rates began increasing during the second quarter of 2004, as measured by the increase in the average prime rate from 2003 to 2004 (as published by the Wall Street Journal) of 21 basis points.

The increase in net interest income for 2004 was primarily due to the 28.4% growth in average loans and the 20.9% growth in average deposits during the same period, which offset the 17 basis point decline in net interest margin between the years of 2004 and 2003.  Average non-interest bearing demand deposits as a percent of average total deposits increased to 28.9% in 2004 from 28.4% in 2003.

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

The increase in net interest income for 2003 was primarily due to the 8.9% growth in average loans and the 8.2% growth in average deposits during the same period, which offset the 32 basis point decline in net interest margin.  Average non-interest bearing demand deposits as a percent of average total deposits increased to 28.4% in 2003 from 27.9% in 2002.

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

	Years Ended December 31,

	2004			2003			2002

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning Assets:
Federal Funds Sold and Due From Time	$14,303	$170	1.19%	$7,912	$81	1.02%	$12,989	$212	1.63%
Investment Securities (Taxable)	200,383	7,409	3.70	179,539	7,106	3.96	150,704	7,046	4.68
Investment Securities (Tax-exempt)(2)	7,280	395	5.43	5,779	314	5.43	3,060	177	5.77
Loans, Net of Unearned Discount(1)	647,686	39,024	6.03	504,520	31,171	6.18	463,106	31,326	6.76

Total Earning Assets	869,652	46,998	5.40	697,750	38,672	5.54	629,859	38,761	6.15

Other Assets:
Cash and Due From Banks	28,620			26,295			25,728
Other Assets	35,281			22,964			19,760
Allowance for Loan Losses	(9,351)			(7,351)			(6,438)

Total Assets	$924,202			$739,658			$668,909

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts	$232,155	2,518	1.08	$193,841	2,108	1.09	$180,060	2,378	1.32
Savings	149,510	1,832	1.23	119,851	1,581	1.32	112,977	1,909	1.69
Certificates of Deposit under $100,000 and IRA’s	68,602	1,526	2.22	62,938	1,563	2.48	64,042	2,041	3.19
Certificates of Deposit $100,000 or More	73,097	1,793	2.19	59,072	1,551	2.63	48,286	1,542	3.19
Other Time	288	8	2.59	315	7	2.26	339	11	3.18
Other Borrowings	112,592	1,829	1.62	60,156	627	1.04	39,453	631	1.60

Total Interest-Bearing Liabilities	636,244	9,506	1.49	496,173	7,437	1.50	445,157	8,512	1.91

Other Liabilities:
Demand Deposits	212,482			172,784			156,868
Other Liabilities	3,899			3,028			3,695
Shareholders’ Equity	71,577			67,673			63,189

Total Liabilities and Shareholders’ Equity	$924,202			$739,658			$668,909

Net Interest Income and Margin (T/E Basis)(2)		$37,492	4.31%		$31,235	4.48%		$30,249	4.80%

(1)

Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $1,469,000,  $1,248,000, and $1,097,000 for the years ended December 31, 2004, 2003, and 2002, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2)	Presented on a tax equivalent basis (“T/E”) using a federal income tax rate of 34% in all three years.

Net interest margin was 4.31% for 2004, which represented a decrease of 17 basis points from 2003.  This decrease in net interest margin in 2004 reflected a 14 basis point decrease in yield on earning assets from 2003 to 2004, which was offset by a 1 basis point decrease in rates paid on interest-bearing liabilities from 2003 to 2004.  The decrease in net interest margin also reflected less earned income from the Corporation’s investment in earning assets that are funded by its non-interest fundings (demand deposits and shareholders’ equity) in 2004 compared to 2003 due to the lower interest rate environment during this period.

Net interest margin was 4.48% for 2003, which represented a decrease of 32 basis points from 2002.  This decrease in net interest margin in 2003 reflected a 61 basis point decrease in yield on earning assets from 2002 to 2003, which was offset by a 41 basis point decrease in rates paid on interest-bearing liabilities from 2002 to 2003.  The decrease in net interest margin also reflected less earned income from the Corporation’s investment in earning assets that are funded by its non-interest fundings (demand deposits and shareholders’ equity) in 2003 compared to 2002 due to the lower interest rate environment during this period.

If market rates increase during 2005, management expects that the net interest margin would increase from 2004 levels.

In the event that the Corporation’s average loans continue to grow during 2005 and the Corporation is unable to fund any such growth through the generation of additional deposits, the Corporation may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank, which could have a negative impact on its net interest margin as compared to funding from deposits.

The table below analyzes the increase in net interest income on a fully tax equivalent basis for each of the fiscal years ended December 31, 2002 to December 31, 2004.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

	2004 vs. 2003 Increase (Decrease) Due to Changes in:			2003 vs. 2002 Increase (Decrease) Due to Changes in:

(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold and Due From Time	$65	$24	$89	$(83)	$(48)	$(131)
Investment Securities (Taxable)	814	(511)	303	1,325	(1,265)	60
Investment Securities (Tax-exempt)	81	-0-	81	157	(20)	137
Loans, Net of Unearned Discount	8,845	(992)	7,853	2,801	(2,956)	(155)

Total Interest Income	9,805	(1,479)	8,326	4,200	(4,289)	(89)

Interest-Bearing Liabilities:
Transaction Accounts & Savings	794	(133)	661	261	(859)	(598)
Certificates of Deposit and Other Time	508	(302)	206	309	(782)	(473)
Other Borrowings	849	353	1,202	331	(335)	(4)

Total Interest Expense	2,151	(82)	2,069	901	(1,976)	(1,075)

Changes in Net Interest Income	$7,654	$(1,397)	$6,257	$3,299	$(2,313)	$986

Net interest income for 2004 increased $6.3 million, or 20.0%, compared to 2003.  In this same period, total interest income increased 21.5% and total interest expense increased 27.8%, primarily due to significant increases in average loan and deposit volumes, partly attributable to ANB.  The increase in net interest income in 2004 was achieved, despite the decline in the net interest margin, due to the 28.4% growth in average loans and the 20.9% growth in average deposits over 2003.

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

Non-interest Income.  Non-interest income is an important contributor to net income.  The major component of the Corporation’s non-interest income is various charges and fees earned by the Corporation on deposit accounts and related services.  The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

	Years Ended December 31,

	2004		2003		2002

	Amount	% Change	Amount	% Change	Amount

Service Charges on Deposit Accounts	$4,248	23.4%	$3,443	17.3%	$2,934
Non-recurring Income	204	100.0	-0-	(100.0)	51
Gain on Sale of Investment Securities	32	(86.1)	230	39.4	165
Other Non-interest Income	2,758	17.1	2,355	1.6	2,317

Total Non-interest Income	$7,242	20.1%	$6,028	10.3%	$5,467

Non-interest income for 2004 was $7.2 million, which represented an increase of $1.2 million, or 20.1%, compared to 2003.  $1.0 million of this increase was attributable to the additions of branches acquired from ANB.  In addition, service charges on deposits from existing locations increased in 2004 primarily as a result of an increase in insufficient funds charges on deposit accounts.  The non-recurring income in 2004 resulted from the gain of $167,000 on the sale of an asset previously carried in Other Assets and a gain of $37,000 on the partial sale of land carried in Premises and Equipment that was previously held for future branch expansion.  The increase in other non-interest income in 2004 was primarily due to increases in income from debit card and ATM fees, printed check fees, trust fees, interest recovered on loans previously on non-accrual, gains on sales of student loans and insurance sales commissions.  Insurance sales commissions were derived from SIA and totaled $72,000 in 2004. The increase in printed check fees was due to a contractual rebate received from a new check provider.  These increases were partially offset by declines in mortgage brokerage fees which declined during 2004 primarily as a result of a reduction in mortgage re-financings due to rising rates in the latter half of 2004 and a decline in letter of credit fees which were lower in 2004 due to the loss of a significant relationship during 2003.  The Corporation derived $336,000 of revenues in 2004 from the sale of investment brokerage services which was less than that recorded in 2003 primarily due to revenue lost in 2004 due to the merger of several banks in Tarrant County involving banks that were previously investment services customers.

Non-interest income for 2003 was $6.0 million, which represented an increase of $0.6 million, or 10.3%, compared to 2002.  Service charges on deposits increased in 2003 primarily as a result of an increase in insufficient funds charges on deposit accounts and an increase in account analysis income on commercial accounts due to the reduction in the earnings credit rate on those accounts.  The increase in other non-interest income in 2003 was primarily due to an increase in income from ATM fees, mortgage brokerage fees and insurance sales commissions.  Mortgage brokerage fees increased during 2003 primarily as a result of the low interest rate environment and its impact on new mortgage originations and mortgage re-financings.  Insurance sales commissions were derived from SIA and totaled $35,000 in 2003.  The Corporation derived $419,000 of revenues in 2003 from the sale of investment brokerage services.

Non-interest Expense.  Non-interest expense includes all expenses of the Corporation other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

	Years Ended December 31,

	2004		2003		2002

	Amount	% Change	Amount	% Change	Amount

Salaries and Employee Benefits	$15,329	18.6%	$12,926	16.7%	$11,078
Occupancy Expense - Net	2,206	27.2	1,734	52.6	1,136
Furniture and Equipment Expense	2,261	20.5	1,877	19.0	1,577
Other Real Estate Owned and Foreclosed Asset Expense - Net	44	—	(4)	—	234
Core Deposit Intangible Amortization	219	100.0	-0-	—	-0-
Other Expenses:
Business Development	810	6.3	762	(4.4)	797
Insurance - Other	230	(0.9)	232	17.8	197
Legal and Professional Fees	1,267	84.2	688	(11.1)	774
Item Processing	895	33.2	672	130.1	292
Taxes - Other	51	(20.3)	64	(22.9)	83
Postage and Courier	443	20.4	368	2.8	358
Printing and Supplies	440	1.1	435	23.2	353
Regulatory Fees and Assessments	302	20.8	250	4.6	239
Other Operating Expenses	1,693	16.8	1,449	21.7	1,191

Total Other Expenses	6,131	24.6	4,920	14.8	4,284

Total Non-interest Expense	$26,190	22.1%	$21,453	17.2%	$18,309

Total non-interest expense increased $4.7 million, or 22.1%, in 2004 over 2003 reflecting increases in salaries and benefits, occupancy and equipment expenses, legal and professional fees, item processing expenses and other miscellaneous expenses.  Total non-interest expense increased $3.1 million, or 17.2%, in 2003 over 2002 reflecting increases in salaries and benefits, occupancy and equipment expenses, insurance expenses, supplies expenses and other miscellaneous expenses.  As a percent of average assets, total non-interest expenses were 2.83%, 2.90% and 2.74% in 2004, 2003 and 2002, respectively.

The increase in salaries and employee benefits for both years of 2004 and 2003 were due to salary merit increases, additions to staff, employee bonus expenses and increases in the cost of employee insurance.  In addition, $1.3 million of the increase in salaries and benefits for 2004 was attributable to the addition of the ANB staff.  In 2004 and 2003, the bonus expense was $0.9 million and $0.8 million, respectively.  The average number of full-time equivalent employees increased in 2004 and 2003 by 31.2 and 11.6, respectively, to an average full-time equivalent staff of 244.3 and 213.1, respectively.  At year-end 2004, the full-time equivalent staff was 254 as compared to 225 at the same time of 2003.  The impact of the ANB acquisition on 2004 full-time equivalent staff represented an increase of 23.9 on the full year average and 31 to the year end total.

Occupancy expenses increased in 2004 due to the addition of the ANB locations, which added $0.3 million to this expense, the addition of the Euless branch facility and a full year of expenses related to the facility leased in May 2003 to house the Corporation’s administrative, credit and data processing departments as well as the Hulen branch personnel.  The increase in occupancy expense in 2003 was due to the addition of two new branch facilities and the relocation and centralization of the support groups previously mentioned into a new facility which was leased beginning in May 2003.  Rental expense for the Corporation has increased each year from 2002 to 2004, increasing from nearly $0.6 million in 2002 to $1.0 million in 2003 and $1.1 million in 2004 due to the added facilities mentioned above.

The increase in equipment expense in 2004 was primarily related to an increase in depreciation expense due to a 11.0% increase in average furniture and equipment assets during 2004.  The increase in 2004 was also attributable to the ANB acquisition which added $0.3 million to furniture and equipment assets plus the facility for the support functions mentioned above.  The increase in equipment expense in 2003 was primarily related to an increase in depreciation expense due to a 62.7% increase in furniture and equipment assets during 2003.  The increase in 2003 also included the full year impact of the investment in new hardware and software related to a core system data processing conversion made in October 2002, the cost of equipment added in new branches and the new facility for the support functions mentioned above and the cost of a new telephone system.

The increase in the amortization of core deposit intangibles during 2004 was related to the ANB acquisition.  As discussed in Note 6 to the Consolidated Financial Statements, a premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangible.  The core deposit intangibles will be amortized over their estimated useful life of 8 years using a straight line method.

Legal and professional fees increased significantly in 2004 compared to the prior year as a result of compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance functions plus the cost of consultants related to compensation and asset-liability management issues.

Item processing expenses increased in 2004 over 2003 due to the addition of ANB and the conversion to a new internet banking system.  These expenses increased in 2003 compared to 2002 as a result of the full year impact of the October 2002 core data processing system conversion.

Insurance expense increased in 2003 primarily due to the additional cost of directors and officers liability insurance which increased $50,000 over the cost of this insurance in 2002.

The increase in supplies expense in 2003 was related to the initial starting cost of the Davis and Hulen branches and new forms required due to the centralization of departments to a new facility.

The increase in other miscellaneous expenses in 2004 was primarily due to ANB which added $188,000 of expense in this category (primarily ATM, loan collection and telephone expenses).  The increase in other miscellaneous expense in 2003 was due to a $319,000 insurance settlement received during 2002 related to other foreclosed assets.

Federal Income Tax Expense.  The Corporation has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  See Note 13 of the Notes to Consolidated Financial Statements for details of tax expense.  The Corporation expensed $5,851,000, $5,017,000 and $4,846,000 for federal income taxes for the years ending December 31, 2004, 2003 and 2002, respectively.  These amounts resulted in an effective tax rate of 35.0% for 2004, 34.0% for 2003 and 34.2% for 2002.

Investment Securities.  The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 2004, all of which are classified as Available-for-Sale (see Note 1 of the Notes to Consolidated Financial Statements for a discussion of this designation), by stated maturity and with the weighted average interest yield for each range of maturities.  The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

	December 31, 2004

	Due 1 Year or Less		Due 1 to 5 Years		Due 5 to 10 Years		Due After 10 Years		Total

(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government Agencies and Corporations	$14,099	4.20%	$148,779	3.57%	$968	4.37%	$-0-	—%	$163,846
U.S. Government Agency Mortgage Backed Securities	-0-	—	9,965	4.04	17,518	3.66	16,597	3.92	44,080
Obligations of States and Political Subdivisions	505	5.01	3,759	4.81	3,745	5.32	-0-	—	8,009
Other Securities	-0-	—	-0-	—	-0-	—	8,135	2.92	8,135

Total	$14,604	4.23%	$162,503	3.63%	$22,231	3.97%	$24,732	3.59%	$224,070

The yield on the investment securities portfolio of the Corporation at December 31, 2004 was 3.80% and the weighted average life of the portfolio on that date was approximately 3.0 years.  At December 31, 2003, the yield of the portfolio was 3.98% and the weighted average life was approximately 3.7 years.  The average life of the portfolio decreased during 2004 as a significant amount of mortgage backed securities were sold during the year due to the rise in market rates in the last half of the year and the related negative impact on the market values of these securities.  Mortgage backed securities typically have a longer life than the other types of securities within the portfolio.  As of December 31, 2004, there was a net unrealized loss of $719,000 in the portfolio, or (0.3)% of the amortized cost of those securities.

The following table summarizes the book and fair value of investment securities held by the Corporation as of December 31 for the past three years (dollars in thousands):

	December 31,

	2004	% of Total	2003	% of Total	2002	% of Total

U.S. Treasury Securities	$-0-	—%	$-0-	—%	$1,018	0.6%
U.S. Government Agencies and Corporations	163,620	73.3	120,024	61.2	124,786	71.9
U.S. Government Agency Mortgage Backed Securities	43,482	19.5	61,243	31.3	38,157	22.0
Obligations of States and Political Subdivisions	8,123	3.6	7,068	3.6	4,899	2.8
Other Securities	8,126	3.6	7,624	3.9	4,652	2.7

Total	$223,351	100.0%	$195,959	100.0%	$173,512	100.0%

In 2004, approximately $23.2 million of investment securities were sold, resulting in $32,000 of gains from these sales.  In 2003, approximately $125.6 million of investment securities were sold, resulting in $230,000 of gains from these sales.

Loans.  The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

	December 31,

	2004	% of Total	2003	% of Total	2002	% of Total	2001	% of Total	2000	% of Total

Commercial and Industrial	$261,571	37.2%	$219,805	39.7%	$195,120	41.6%	$184,716	42.9%	$167,818	44.2%
Real Estate-Commercial	224,720	32.0	159,082	28.7	130,755	27.9	107,600	25.0	94,066	24.7
Real Estate-Residential	82,839	11.8	67,635	12.2	48,447	10.3	44,522	10.3	37,996	10.0
Real Estate-Construction	93,558	13.3	74,069	13.4	59,941	12.8	60,548	14.1	47,183	12.4
Loans to Individuals, Net of Unearned Discount	39,931	5.7	33,178	6.0	34,882	7.4	33,368	7.7	32,953	8.7

Total Loans, Net of Unearned Income	$702,619	100.0%	$553,769	100.0%	$469,145	100.0%	$430,754	100.0%	$380,016	100.0%

The preceding loan distribution table reflects that total loans increased $148.9 million, or 26.9%, from December 31, 2003 to December 31, 2004, and $84.6 million, or 18.0%, from December 31, 2002 to December 31, 2003.  Although these dollar increases were significant, the Corporation is continuing to apply stringent credit criteria on all loan applications.  At December 31, 2004, 2003 and 2002, loans represented 88.7%, 86.3% and 80.6%, respectively, of deposits, reflecting a somewhat slower growth in deposits compared to loans over these periods.  For the years 2004, 2003 and 2002, average loans represented 88.0%, 82.9% and 82.3%, respectively, of average deposits.

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

A significant portion of the Corporation’s commercial real estate mortgage portfolio in 2004 and 2003 represented loans to finance owner-occupied real estate.  The growth in 2004 and 2003 was partially attributable to significant new customer relationships formed during those years.  At December 31, 2004 and 2003, $145.4 million and $109.1 million of loans, respectively and approximately 64.7% and 68.6%, respectively, of the commercial real estate mortgage portfolio, had been made for this purpose.  At both December 31, 2004 and 2003, approximately 52% of the loans in the commercial real estate mortgage portfolio have variable rates of interest with a significant portion of the remaining portfolio having balloon terms of five to seven years and/or rate adjustment clauses.

Real estate construction loans are made primarily to finance construction of single family residences in the Corporation’s market area of Tarrant County, Texas.  Construction loans generally are secured by first liens on real estate and have floating interest rates.  The Corporation’s lending activities in this area are primarily with borrowers that have been in the building trade for many years and with which the Corporation has long standing relationships.  The Corporation’s lending officers meet quarterly with consultants that track the residential building activities within the market.  The Corporation adjusts its construction lending activities based on the trends of housing starts and absorption rates in the market.

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

As of December 31, 2004 and 2003, the Corporation had no concentration, by Standard Industrial Classification Code, in any single industry that exceeded 10% of total loans at such dates.

The following table presents commercial loans and real estate construction loans at December 31, 2004, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and Industrial	$221,232	$33,408	$6,931	$261,571
Real Estate - Construction	83,534	5,279	4,745	93,558

Totals	$304,766	$38,687	$11,676	$355,129

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

The Corporation has adopted Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure.” These standards specify how allowances for certain impaired loans should be determined and the accounting for in-substance foreclosures.

The following table presents average loans, net of unearned income, and an analysis of the allowance for loan losses (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002	2001	2000

Average Loans Outstanding	$647,686	$504,520	$463,106	$402,763	$373,997

Analysis of Allowance for
Loan Losses:
Balance, Beginning of Year	$7,784	$6,706	$6,015	$5,399	$5,169

Balance Acquired in Arlington National Bank Acquisition	1,254	-0-	-0-	-0-	-0-
Charge-Offs:
Commercial and Industrial	814	351	2,330	1,280	2,429
Real Estate-Mortgage	12	31	213	4	-0-
Real Estate - Construction	-0-	-0-	10	-0-	-0-
Loans to Individuals	215	157	268	123	171

Total Charge-Offs	1,041	539	2,821	1,407	2,600

Recoveries:
Commercial and Industrial	258	595	296	80	140
Real Estate-Mortgage	85	79	22	164	10
Real Estate - Construction	-0-	-0-	-0-	-0-	-0-
Loans to Individuals	57	63	54	24	74

Total Recoveries	400	737	372	268	224

Net Charge-Offs (Recoveries)	641	(198)	2,449	1,139	2,376
Provision Charged to Operating Expense	1,790	880	3,140	1,755	2,606

Balance, End of Year	$10,187	$7,784	$6,706	$6,015	$5,399

Ratio of Net Charge-Offs (Recoveries) to Average Loans Outstanding	0.10%	(0.04)%	0.53%	0.28%	0.64%

The increase in the allowance for loan losses in 2004 from 2003 resulted from the increase in provision for loan loss expense which primarily reflected the growth in total loans plus the increase in net charge-offs in 2004 from 2003.  In addition, the allowance for loan losses acquired in the ANB acquisition contributed to the growth in the balance of the allowance as of December 31, 2004.  Asset quality remained strong (in part due to the performance of the Chief Credit Officer who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio) and the local economy continued to improve.

The decrease in provision for loan losses in 2003 from 2002 primarily reflected a continued improvement in asset quality, improvement in the local economy and a higher loan charge-off rate in 2002 compared to 2003.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

	December 31,

	2004	2003	2002	2001	2000

Total Loans	$702,619	$553,769	$469,145	$430,754	$380,016
Allowance for Loan Losses	10,187	7,784	6,706	6,015	5,399
Allowance for Loan Losses as a Percent of Total Loans	1.45%	1.41%	1.43%	1.40%	1.42%
Allowance for Loan Losses as a Percent of Non-Performing Loans	394.0	331.0	314.0	146.0	247.0

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 20 for the percent of specific types of loans to total loans:

	December 31,

	2004		2003		2002		2001		2000

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Allowance For Loan Losses:
Commercial and Industrial	$3,973	39.0%	$3,087	39.7%	$3,231	48.2%	$3,336	55.5%	$2,066	38.3%
Real Estate-Mortgage	3,138	30.8	2,215	28.5	1,697	25.3	1,613	26.8	1,095	20.3
Real Estate - Construction	831	8.2	646	8.3	493	7.4	635	10.6	381	7.1
Loans to Individuals	544	5.3	387	5.0	411	6.1	365	6.0	374	6.9
Unallocated Portion	1,701	16.7	1,449	18.5	874	13.0	66	1.1	1,483	27.4

Total	$10,187	100.0%	$7,784	100.0%	$6,706	100.0%	$6,015	100.0%	$5,399	100.0%

The allocations are comprised of specific allocations that are determined by providing specific reserves against each loan that is “criticized” (as defined on page 30 under “Critical Accounting Policies”) as being weak, plus a general allocation against the remaining balance of the portfolio based on experience factors.  Management of the Corporation believes that the allowance for loan losses at December 31, 2004 is adequate to cover losses inherent in the portfolio.  There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to, or exceed, the size of the current allowance.  The total allowance is available to absorb losses from any loan.

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

Renegotiated loans are loans on which the interest and/or the principal have been reduced due to a deterioration in the borrower’s financial condition.  Even though these loans are actually performing, they are included in non-performing assets because of the loss of revenue related to the reduction of interest and/or principal.

Other real estate is real estate acquired through foreclosure or through partial settlement of debts and which is awaiting sale and disposition.  At the time of acquisition, other real estate is recorded at the lower of estimated fair value less estimated selling costs or the loan balance or settlement agreement with any write-down charged to the allowance for loan losses.  Any further write-downs, expenses related to the property and any gain or loss resulting from the sale of the property are recorded in current operating expenses.

Other foreclosed assets are other types of collateral (such as autos, shares of stock and equipment) acquired through foreclosure or through partial settlement of debts which are awaiting sale and disposition.  At the time of acquisition, other foreclosed assets are recorded at the lower of estimated fair value less estimated selling costs or the loan balance or settlement agreement with any write-down charged to the allowance for loan losses.  Any further write-downs, expenses related to the asset and any gain or loss resulting from the sale of the asset are recorded in current operating expenses.

The Corporation is required, by regulatory authorities, to have other real estate and other foreclosed assets evaluated periodically.  In the event the new evaluation value is less than the carrying value of the property, the excess is written off to expense.  Some properties or foreclosed assets are written down below their evaluation values when management believes the economic value has declined below the evaluation value.

The following table summarizes the non-performing assets and loans 90 days past due and still accruing (dollars in thousands):

	December 31,

	2004	2003	2002	2001	2000

Non-accrual Loans	$2,587	$2,351	$2,135	$4,115	$2,182
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate & Other Foreclosed Assets	-0-	-0-	1,268	444	1,595

Total Non-Performing Assets	$2,587	$2,351	$3,403	$4,559	$3,777

As a Percent of:
Total Assets	0.26%	0.30%	0.49%	0.72%	0.61%
Total Loans and Other Real Estate & Other Foreclosed Assets	0.37	0.42	0.72	1.06	0.99
Loans Past Due 90 Days or More and Still Accruing	$18	$55	$16	$16	$10

Non-accrual loans at December 31, 2004, were comprised of $1,841,000 in commercial loans, $469,000 in real estate mortgages, $119,000 in interim construction loans and $158,000 in consumer loans.  Of the total non-accrual loans at December 31, 2004 of $2,587,000, $1,190,000 was SBA guaranteed.  There was no Other Real Estate and Other Foreclosed Assets as of December 31, 2004.

Non-accrual loans at December 31, 2003, were comprised of $1,763,000 in commercial loans, $388,000 in real estate mortgages, $65,000 in interim construction loans and $135,000 in consumer loans.   Of the total non-accrual loans at December 31, 2003 of $2,351,000, $964,000 was SBA guaranteed.  There was no Other Real Estate and Other Foreclosed Assets as of December 31, 2003.

The impact on interest income from the above referenced non-accrual loans and renegotiated loans for each of the past five years is provided below (in thousands):

	Years Ended December 31,

	2004	2003	2002	2001	2000

Gross Amount of Interest That Would Have Been Recorded at Original Rate	$221	$162	$171	$340	$600
Interest Included in Income	72	75	99	195	206

Interest Not Recorded in Income	$149	$87	$72	$145	$394

Loans are graded on a system similar to that used by the banking industry regulators (as described on page 30 under “Critical Accounting Policies”).  In addition to the above grading system, the Corporation maintains a separate “watch list” which further aids the Corporation in monitoring loan quality.  Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful (which are defined later in this section).

An independent third party loan review was completed in late 2004.  In addition, a regulatory examination was completed in early 2004.  Based on the findings of these reviews and exams, management considers the loan portfolio to be adequately reserved.

Criticized loans (loans classified as OAEM, Substandard or Doubtful as noted on page 30) have increased since 2000.  A significant portion of this year-over-year increase is due to enhanced classification procedures and the performance of the Chief Credit Officer employed by the Corporation in the third quarter of 2001 to assist in monitoring loan quality.  In addition, $3.4 million of the increase in criticized loans from 2003 to 2004 is attributable to criticized loans within the ANB portfolio.  Our aggressiveness in recognizing any weakness in our borrowers is the primary reason for the increase in criticized loans year-over-year since 2000.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible.  Management is not aware of any potential loan problems that have not been disclosed to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms and the Corporation does not anticipate any significant losses from these downgraded credits.

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	December 31,

	2004	2003	2002	2001	2000

Non-Performing Loans	$2,587	$2,351	$2,135	$4,115	$2,182
Criticized Loans	35,375	27,737	23,067	24,879	11,536
Allowance for Loan Losses	10,187	7,784	6,706	6,015	5,399
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	394.0%	331.0%	314.0%	146.0%	247.0%
Criticized Loans	29.0	28.0	29.0	24.0	47.0

Deposits.  The primary source of the Corporation’s funds is deposits.  The majority of the Corporation’s deposits are considered “core” deposits.  Core deposits are those that are not subject to material changes due to customer withdrawal because of market rate changes.  Average demand deposits increased $39.7 million, or 23.0%, from 2003 to 2004, and increased $15.9 million, or 10.1%, from 2002 to 2003.  Demand deposits from the acquired ANB locations added $19.5 million to the 2004 average.  Average demand deposits represented 28.9% and 28.4% of average total deposits during 2004 and 2003, respectively.  Average interest-bearing deposits increased $87.6 million, or 20.1%, from 2003 to 2004, and increased $30.3 million, or 7.5%, from 2002 to 2003.  Interest-bearing deposits from the ANB locations added $47.7 million to the 2004 average.  The deposit types’ daily average balance and related average rates paid during each of the last three years are as follows (dollars in thousands):

	2004		2003		2002

	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Noninterest-Bearing Demand Deposits	$212,482		$172,784		$156,868
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts	232,155	1.08%	193,841	1.09%	180,060	1.32%
Savings	149,510	1.23	119,851	1.32	112,977	1.69
Certificates of Deposit under $100,000 and IRA’s	68,602	2.22	62,938	2.48	64,042	3.19
Certificates of Deposit of $100,000 or More	73,097	2.45	59,072	2.63	48,286	3.19
Other Time Deposits	288	2.59	315	2.26	339	3.18

Total Interest-Bearing Deposits	523,652	1.47%	436,017	1.56%	405,704	1.94%

Total Deposits	$736,134		$608,801		$562,572

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2004, 2003 and 2002 is presented below (dollars in thousands):

Maturity	2004	% of Total	2003	% of Total	2002	% of Total

3 months or less	$18,387	23.1%	$10,598	16.8%	$12,076	23.2%
3 to 6 months	8,332	10.4	11,799	18.7	9,962	19.2
6 to 12 months	9,827	12.3	13,583	21.5	14,808	28.4
Over 12 months	43,208	54.2	27,119	43.0	15,204	29.2

The shift, reflected in the above table, toward longer maturities from 2002 to 2004 is due to the Corporation paying a premium on certificates of deposit with three year maturities to offset some of the loan growth with similar maturities during this period.

Borrowings.  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  These borrowings are with significant commercial customers of the Corporation that require short-term liquidity for their funds.  Information relating to these borrowings for the last three years is summarized as follows (dollars in thousands):

	December 31,

	2004	2003	2002

Securities Sold Under Repurchase Agreements:
Average Balance	$33,068	$26,850	$20,141
Year-End Balance	43,972	32,234	22,955
Maximum Month-End Balance During Year	43,972	32,234	29,560
Interest Rate:
Average	0.68%	0.31%	0.87%
Year-End	1.64	0.44	0.59
Federal Home Loan Bank Advances:
Average Balance	$67,732	$30,532	$17,989
Year-End Balance	60,000	50,000	14,300
Maximum Month-End Balance During Year	100,000	50,000	25,000
Interest Rate:
Average	1.65%	1.65%	2.37%
Year-End	2.11	1.52	2.41
Federal Funds Purchased:
Average Balance	$1,878	$2,774	$1,178
Year-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Year	21,525	7,200	8,650
Interest Rate:
Average	1.45%	1.41%	2.03%
Year-End	-0-	-0-	-0-

Also, the Corporation has available a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans (which totaled $183.4 million at December 31, 2004), the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.  At December 31, 2004, $60.0 million of borrowings were outstanding under the line of credit at an average rate of 2.11%, $40.0 million of which matures during 2005 and $20.0 million of which matures in April 2006.  For the year ended December 31, 2004, the Corporation had average borrowings of $67.7 million under this line of credit with the FHLB.  The increase in FHLB borrowings in 2004 coincided with the significant increase in loans during the year.  At December 31, 2003, the Corporation had $50.0 million of borrowings outstanding under the line of credit at an average rate of 1.52%, $45.0 million of which matured during 2004 and $5.0 million of which matures in April 2005.

In addition, from time to time the Corporation purchases Federal Funds from correspondent banks to meet periodic liquidity needs.

Notes Payable.  On September 15, 2004, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10.0 million at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  At December 31, 2004, $1.75 million had been borrowed under this line.  The rate on this line at December 31, 2004 was 4.02%.  The purpose of the line was to provide an additional liquidity source and the current amount outstanding was used to help fund the acquisition of ANB.

Junior Subordinated Deferrable Debentures.  On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at December 31, 2004 was 4.72%.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations.  In the normal course of business, the Corporation enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets.  The Corporation enters into these transactions to meet the financing needs of its customers.  These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

The following table summarizes the Corporation’s contractual obligations and other commitments to make future payments as of December 31, 2004 (dollars in thousands).  Payments for borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.  Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More Than 1 Year But Less Than 3 Years	3 Years or More But Less Than 5 Years	5 Years or More	Total

Contractual Obligations:
Federal Home Loan Bank Advances	$40,000	$20,000	$-0-	$-0-	$60,000
Operating Leases	1,201	2,320	2,018	2,280	7,819
Deposits with Stated Maturity Dates	75,764	73,556	3,410	-0-	152,730

Total	116,965	95,876	5,428	2,280	220,549
Other Commitments:
Loan Commitments	130,348	15,946	2,352	26,428	175,074
Standby Letters of Credit	5,814	339	22	-0-	6,175

Total	136,162	16,285	2,374	26,428	181,249

Total Contractual Obligations and Other Commitments	$253,127	$112,161	$7,802	$28,708	$401,798

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

The following table, commonly referred to as a “static GAP report,” indicates the interest rate sensitivity position at December 31, 2004 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Due in 30 Days Or Less	Due in 31-180 Days	Due in 181 Days to One Year	Total Rate Sensitive	Repriced After 1 Year or Non-Rate Sensitive	Total

Earning Assets:
Loans	$415,392	$46,025	$37,239	$498,656	$203,963	$702,619
Investment Securities	10,311	12,734	11,943	34,988	188,363	223,351
Federal Funds Sold & Due From Time	5,020	-0-	-0-	5,020	-0-	5,020

Total Earning Assets	430,723	58,759	49,182	538,664	392,326	930,990
Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	404,136	-0-	-0-	404,136	-0-	404,136
Certificates of Deposit under $100,000 and IRA’s	3,799	21,512	13,857	39,168	33,657	72,825
Certificates of Deposit of $100,000 or More	4,487	22,232	9,827	36,546	43,208	79,754
Other Time Deposits	50	-0-	-0-	50	100	150
Other Borrowings	73,094	20,000	5,000	98,094	20,000	118,094

Total Interest- Bearing Liabilities	485,566	63,744	28,684	577,994	96,965	674,959

Interest Sensitivity GAP	$(54,843)	$(4,985)	$20,498	$(39,330)	$295,361	$256,031

Cumulative GAP	$(54,843)	$(59,828)	$(39,330)

Periodic GAP To Total Assets	(5.55)%	(0.50)%	2.07%
Cumulative GAP To Total Assets	(5.55)%	(6.05)%	(3.98)%

In the preceding table under the “Repriced after 1 Year or Non-Rate Sensitive” category, $105.4 million in investment securities will reprice or mature within one to three years and another $73.0 million will reprice or mature within three to five years.  The average maturity of the investment portfolio is approximately 3.0 years.  Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

The preceding static GAP report reflects a cumulative liability sensitive position during the one year horizon.  An inherent weakness of this report is that it ignores the relative volatility any one category may have in relation to other categories or market rates in general.  For instance, the rate paid on certain interest-bearing transaction accounts typically adjusts less quickly than the three month T-Bill.  Management attempts to capture this relative volatility by utilizing a simulation model with a “beta factor” adjustment which estimates the volatility of rate sensitive assets and/or liabilities in relation to other market rates.

Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by the Corporation’s management to the earning assets and interest-bearing liabilities in the static GAP report via a simulation model, the Corporation’s cumulative GAP to total assets ratio at one year of (3.98%) was reversed to a positive 28.67% “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

In addition to GAP analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively.  Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio.  Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts.  Based on the December 31, 2004 simulation analysis, it is estimated that a 100 basis point rise in interest rates over the next 12 month period would have an impact of approximately a 7.0% increase on net interest income for the period, while a 100 basis point decline in interest rates over the same period would have an impact of approximately an (8.1%) decrease on net interest income for the period.  These varying results are primarily a product of the manner in which interest rates on demand, money market and savings deposits change.  The Corporation has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.  This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.  The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates.  Accordingly, this analysis is not intended to be and does not provide a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects certain spreads and margins for the past three years:

	2004	2003	2002

Yield on Earning Assets (T/E)	5.40%	5.54%	6.15%
Cost of Funds	1.49	1.50	1.91
Net Interest Spread (T/E)	3.91	4.04	4.24
Net Interest Margin (T/E)	4.31	4.48	4.80

T/E = Tax Equivalent

Capital Resources.  At December 31, 2004, shareholders’ equity totaled $74.5 million, an increase of $5.8 million, or 8.5%, compared to 2003. This increase reflected an increase in retained earnings offset by the impact of dividends and repurchases of shares of Common Stock of the Corporation.  In 2004, the Corporation repurchased 47,766 shares of Common Stock for an aggregate of $0.7 million.  At December 31, 2003, shareholders’ equity totaled $68.7 million, an increase of $3.7 million, or 5.8%, compared to 2002.  This increase reflected an increase in retained earnings offset by the impact of dividends and repurchases of shares of Common Stock of the Corporation.  In 2003, the Corporation repurchased 86,276 shares of Common Stock for an aggregate of $1.0 million.  The ability of the Corporation to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the SEC.

The Corporation and the Bank are subject to capital adequacy guidelines established by the FRB and other regulatory authorities.  See “Business - The Corporation - Capital Adequacy Requirements,” “Business - The Bank - Capital Adequacy Requirements” and Note 23 of the Notes to Consolidated Financial Statements for additional information regarding levels of required capital and risk weighted assets and other information relating to the capital adequacy guidelines.  The table below illustrates the Corporation’s and the Bank’s compliance with the capital adequacy guidelines as of December 31, 2004 and 2003 (dollars in thousands):

	December 31, 2004		December 31, 2003

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$989,117	$988,710	$795,478	$795,468
Risk Weighted Assets	753,509	753,108	594,044	594,042
Equity Capital (Tier 1)	$76,435	$77,959	$67,996	$67,822
Qualifying Allowance For Loan Losses	9,428	9,423	7,430	7,430

Total Capital	$85,863	$87,382	$75,426	$75,252

Leverage Ratio	7.85%	8.03%	8.62%	8.60%
Risk Capital Ratio:
Tier 1 Capital	10.14%	10.35%	11.45%	11.42%
Total Capital	11.40	11.60	12.70	12.67

The Corporation had an unrealized loss on Available-for-Sale securities, net of deferred tax benefit, of $0.5 million at December 31, 2004 and an unrealized gain on Available-for-Sale securities, net of deferred taxes, of $0.7 million as of December 31, 2003.  Under regulatory requirements, the unrealized gain or loss on Available-for-Sale securities is not included in the calculation of risk-based capital.   The decline in the percentages between the years is primarily due to the growth in loans as a percent of assets during 2004.  Loans are generally classified in the 100% risk category for the purpose of these calculations.

As of December 31, 2004 and 2003, the Corporation and the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of FDICIA.  See Note 23 of the Notes to Consolidated Financial Statements for additional information regarding these classifications.

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

The Corporation’s primary “internal” sources of liquidity consist of the federal funds that it sells and its portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $15.3 million, or 1.5%, of total assets as of December 31, 2004.  Additionally, the Corporation’s ability to sell loan participations, purchase federal funds and obtain advances from the FHLB serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

The Corporation has available a line of credit with the FHLB that allows it to borrow on a collateralized basis at a fixed term.  At December 31, 2004, $60.0 million of borrowings were outstanding under this line of credit at an average rate of 2.11%, $40.0 million of which matures during 2005 and $20.0 million of which matures in April 2006.  In addition, on September 15, 2004, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10.0 million at a floating rate.  At December 31, 2004, $1.75 million had been borrowed under this line and the rate on this line was 4.02%.

On May 3, 2004, SBI Trust issued $12.0 million of Trust Capital Securities as well as trust common securities in the aggregate liquidation value of $372,000.  The proceeds from the issuance of these securities were invested in the Deferrable Debentures of the Corporation, which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the Deferrable Debentures after July 7, 2009.  At December 31, 2004, the interest rate on the Deferrable Debentures was 4.72%.

The liquidity of the Corporation is enhanced by the fact that 89.9% of its total deposits at December 31, 2004 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Also, the Corporation’s loan to deposit ratio averaged 88.0% for the year.

In the event that the Corporation’s average loans continue to grow during 2005 and the Corporation is unable to fund such growth through the generation of additional deposits, the Corporation may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the FHLB or other secondary sources.  In such event, the Corporation’s business, results of operations and financial condition could be negatively impacted.

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

Related Party Transactions.  The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates.  All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $8,537,000 at December 31, 2004 and $9,389,000 at December 31, 2003.

Subsequent Events.  On December 31, 2004, the Corporation effected a two-for-one stock split payable in the form of a 100% stock dividend payable to shareholders of record at the close of business on December 20, 2004.  On January 18, 2005, the Board of Directors of the Corporation declared a quarterly dividend of $0.07 per share to be paid on February 14, 2005 to shareholders of record on January 28, 2005.

Critical Accounting Policies.  The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  The Corporation has identified its policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  The Corporation, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved this critical accounting policy, which is further described under the caption “Loans and Allowance for Loan Losses” in Note 1 of the Notes to the Consolidated Financial Statements.

The amount maintained in the allowance reflects management’s continuing assessment of the potential losses inherent in its loan portfolio based on evaluations of industry concentrations, specific credit risks, current loan portfolio quality, present and future economic, political and regulatory conditions and unidentified losses generally associated with bank lending inherent in its current loan portfolio.  In making these evaluations, management and the Loan Committee of the Board of Directors take into account past loan loss experience, delinquency ratios and the analysis of third party loan review specialists.

The allocation of the allowance is determined by providing specific reserves against each loan that is “criticized” as being weak plus a general allocation against the remaining balance of the portfolio based on experience factors.  The loans are graded on a system similar to that used by the banking industry regulators.  The first level of criticized loans is “Other Assets Especially Mentioned” (OAEM).  These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank’s credit position at some future date.  The second level is “Substandard,” which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower.  The last level of criticized loans, before they are charged-off, is “Doubtful.”  Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.  The general allocation is based upon the Corporation’s loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends and concentrations of credit.  At December 31, 2004, the general allocation rate of the allowance was .93%.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
of Summit Bancshares, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. (the “Corporation”) as of December 31, 2004 and 2003, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ending December 31, 2004.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Bancshares, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ending December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Summit Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ STOVALL, GRANDEY, & WHATLEY, L.L.P.

STOVALL, GRANDEY, & WHATLEY, L.L.P.

Fort Worth, Texas
March 4, 2005

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

The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls should not exceed the related benefits.  As an integral part of the system of internal controls, the Audit Committee of the Board of Directors of the Corporation and its subsidiaries retains independent auditors who monitor compliance with, and evaluate the effectiveness of, the Corporation’s system of internal controls and coordinates audit coverage with the independent auditors.

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

/s/ PHILIP E. NORWOOD	/s/ BOB G. SCOTT

PHILIP E. NORWOOD	BOB G. SCOTT
CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER	EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$27,219	$28,620
DUE FROM BANKS TIME	370	336
FEDERAL FUNDS SOLD	4,650	1,000
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at Fair Value	223,351	195,959
LOANS – NOTES 4 AND 14
Loans	702,619	553,769
Allowance for Loan Losses	(10,187)	(7,784)

LOANS, NET	692,432	545,985
PREMISES AND EQUIPMENT – NOTE 5	15,749	12,920
GOODWILL – NOTE 6	8,042	-0-
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,478	-0-
ACCRUED INCOME RECEIVABLE	4,814	3,754
OTHER REAL ESTATE – NOTE 7	-0-	-0-
OTHER ASSETS	10,012	6,904

TOTAL ASSETS	$989,117	$795,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$235,399	$192,877
Interest-Bearing	556,865	448,504

TOTAL DEPOSITS	792,264	641,381
SHORT TERM BORROWINGS – NOTE 9	103,972	82,234
NOTES PAYABLE – NOTE 10	1,750	-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	-0-
ACCRUED INTEREST PAYABLE	601	294
OTHER LIABILITIES	3,668	2,885

TOTAL LIABILITIES	914,627	726,794

COMMITMENTS AND CONTINGENCIES – NOTES 5, 10, 16, 18 AND 20
SHAREHOLDERS’ EQUITY – NOTES 15, 17, 18, 21 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,359,232 and 6,152,329 shares issued and outstanding at December 31, 2004 and 2003, respectively.	15,449	7,690
Capital Surplus	7,705	7,421
Retained Earnings	51,810	52,988
Accumulated Other Comprehensive Income – Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax (Benefit)	(474)	688
Treasury Stock at Cost (3,700 shares at December 31, 2003)	-0-	(103)

TOTAL SHAREHOLDERS’ EQUITY	74,490	68,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$989,117	$795,478

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,

	2004	2003	2002

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$39,018	$31,134	$31,283
Interest and Dividends on Investment Securities:
Taxable	7,409	7,106	7,046
Exempt from Federal Income Taxes	260	206	116
Interest on Federal Funds Sold and Due From Time	170	81	212

TOTAL INTEREST INCOME	46,857	38,527	38,657

INTEREST EXPENSE
Interest on Deposits	7,677	6,810	7,881
Interest on Short Term Borrowings	1,423	627	624
Interest on Note Payable	62	-0-	7
Interest on Junior Subordinated Deferrable Debentures	344	-0-	-0-

TOTAL INTEREST EXPENSE	9,506	7,437	8,512

NET INTEREST INCOME	37,351	31,090	30,145
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	1,790	880	3,140

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,561	30,210	27,005

NON-INTEREST INCOME
Service Charges and Fees on Deposits	4,248	3,443	2,934
Gain on Sale of Investment Securities	32	230	165
Other Income	2,962	2,355	2,368

TOTAL NON-INTEREST INCOME	7,242	6,028	5,467

NON-INTEREST EXPENSE
Salaries and Employee Benefits – NOTE 18	15,329	12,926	11,078
Occupancy Expense - Net	2,206	1,734	1,136
Furniture and Equipment Expense	2,261	1,877	1,577
Other Real Estate Owned Expense - Net	44	(4)	234
Core Deposit Intangible Amortization	219	-0-	-0-
Other Expense – NOTE 12	6,131	4,920	4,284

TOTAL NON-INTEREST EXPENSE	26,190	21,453	18,309

INCOME BEFORE INCOME TAXES	16,613	14,785	14,163
APPLICABLE INCOME TAXES – NOTE 13	5,851	5,017	4,846

NET INCOME	$10,762	$9,768	$9,317

NET INCOME PER SHARE – NOTE 16
Basic	$0.87	$0.79	$0.75
Diluted	0.85	0.77	0.73

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities

	Common Stock		Capital Surplus	Retained Earnings		Treasury Stock	Total Share- Holders’ Equity

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
BALANCE AT January 1, 2002	6,262,961	$7,829	$6,865	$44,166	$1,694	$(18)	$60,536
Stock Options Exercised	39,525	49	257				306
Purchases of Stock Held in Treasury						(3,402)	(3,402)
Retirement of Stock Held in Treasury	(143,944)	(180)		(2,837)		3,017	-0-
Cash Dividend - $.24 Per Share				(2,986)			(2,986)
Net Income for the Year Ended 2002				9,317			9,317
Securities Available-for-Sale Adjustment					1,167		1,167

Total Comprehensive Income - NOTE 27							10,484

BALANCE AT December 31, 2002	6,158,542	7,698	7,122	47,660	2,861	(403)	64,938
Stock Options Exercised	53,225	66	299				365
Purchases of Stock Held in Treasury						(1,009)	(1,009)
Retirement of Stock Held in Treasury	(59,438)	(74)		(1,235)		1,309	-0-
Cash Dividend - $.26 Per Share				(3,205)			(3,205)
Net Income for the Year Ended 2003				9,768			9,768
Securities Available- for-Sale Adjustment					(2,173)		(2,173)

Total Comprehensive Income - NOTE 27							7,595

BALANCE AT December 31, 2003	6,152,329	7,690	7,421	52,988	688	(103)	68,684
Stock Options Exercised	55,270	69	284				353
Purchases of Stock Held in Treasury						(694)	(694)
Retirement of Stock Held in Treasury	(27,583)	(34)		(763)		797	-0-
Two-for-One Stock Split	6,179,216	7,724		(7,724)			-0-
Cash Dividend - $.28 Per Share				(3,453)			(3,453)
Net Income for the Year Ended 2004				10,762			10,762
Securities Available- for-Sale Adjustment					(1,162)		(1,162)

Total Comprehensive Income - NOTE 27							9,600

BALANCE AT December 31, 2004	12,359,232	$15,449	$7,705	$51,810	$(474)	$-0-	$74,490

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,

	2004	2003	2002

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,762	$9,768	$9,317

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,669	1,370	1,094
Net Premium Amortization of Investment Securities	1,429	1,486	1,026
Amortization of Core Deposit Intangible	219	-0-	-0-
Provision for Loan Losses	1,790	880	3,140
Deferred Income Tax (Benefit) Expense	(434)	336	(62)
Net Gain on Sale of Investment Securities	(32)	(230)	(165)
Net (Gain) Loss From Sale of Other Real Estate & Repossessed Assets	(70)	10	(358)
Net (Gain) Loss From Sale of Premises and Equipment	(37)	(46)	1
Net (Increase) Decrease in Accrued Income and Other Assets	(809)	(68)	632
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	397	(352)	340

Total Adjustments	4,122	3,386	5,648

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,884	13,154	14,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Federal Funds Sold	19,738	(1,074)	2,022
Proceeds from Matured and Prepaid Investment Securities	120,254	101,354	51,818
Proceeds from Sales of Investment Securities	23,233	125,620	143,444
Purchase of Investment Securities	(173,730)	(253,971)	(207,732)
Premium Paid for ANB Financial Corporation	(10,520)	-0-	-0-
Net Assets Acquired in the Purchase of ANB Financial Corporation (Net of Acquired Cash of $3,871)	(2,039)	-0-	-0-
Loans Originated and Principal Repayments, Net	(89,427)	(85,163)	(42,962)
Recoveries of Loans Previously Charged-Off	400	737	372
Proceeds from Sale of Premises and Equipment	48	279	31
Proceeds from Sale of Other Real Estate & Repossessed Assets	892	1,257	1,293
Purchases of Premises and Equipment	(4,509)	(3,038)	(4,479)

NET CASH USED BY INVESTING ACTIVITIES	(115,660)	(113,999)	(56,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	52,506	49,540	34,838
Net Increase in Certificates of Deposit	14,803	9,892	3,308
Net Increase in Short-Term Borrowings	21,738	44,979	8,889
Proceeds from Note Payable	1,750	-0-	-0-
Proceeds from Issuance of Junior Subordinated Debentures	12,372	-0-	-0-
Payments of Cash Dividends	(3,453)	(3,205)	(2,986)
Proceeds from Stock Options Exercised	353	365	306
Purchase of Treasury Stock	(694)	(1,009)	(3,402)

NET CASH PROVIDED BY FINANCING ACTIVITIES	99,375	100,562	40,953

NET DECREASE IN CASH AND DUE FROM BANKS	(1,401)	(283)	(275)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	28,620	28,903	29,178

CASH AND DUE FROM BANKS AT END OF YEAR	$27,219	$28,620	$28,903

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$9,199	$7,497	$8,763
Income Taxes Paid	6,377	4,296	4,762
Other Real Estate Acquired and Other Assets Acquired in Settlement of Loans	321	-0-	1,579

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

Cash and Due From Banks
The Bank is required to maintain certain non-interest-bearing cash balances at the Federal Reserve Bank based on its level of deposits.  During 2004, the average cash balance maintained at the Federal Reserve Bank was approximately $2,218,000.  Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $21,880,000 during the same period.

Investment Securities
The Corporation has adopted Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At the date of purchase, the Corporation is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale.  At each reporting date, the appropriateness of the classification is reassessed.  Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings.  Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

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

Reclassification
Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

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

NOTE 1 - Summary of Significant Accounting Policies (cont’d.)

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

The Corporation accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

		Years Ended December 31,

		2004	2003	2002

Net Income, as Reported		$10,762	$9,768	$9,317
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(171)	(135)	(124)

Pro Forma Net Income		$10,591	$9,633	$9,193

Earnings Per Share:
Basic - as Reported		$0.87	$0.79	$0.75
Basic - Pro Forma		0.86	0.78	0.74
Diluted - as Reported		0.85	0.77	0.73
Diluted - Pro Forma		0.84	0.76	0.72

Advertising Costs
Advertising costs are expensed as incurred.

Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for 2004, 2003 and 2002 is reported in Note 27, “Comprehensive Income.”

NOTE 2 – Acquisitions

On May 3, 2004, the Corporation completed its merger with ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (collectively, “ANB”).  Under the terms of the merger agreement with ANB, the Corporation acquired ANB for approximately $16.0 million in cash.  ANB was privately held and operated four (4) banking offices in Arlington, Texas.  On May 1, 2004, ANB had total assets of $89.0 million, loans of $59.4 million, deposits of $83.6 million and shareholder’s equity of $3.1 million.  This acquisition was partially funded through the formation of SBI Trust and its subsequent issuance of $12.0 million of its floating rate Capital Securities and $372,000 of trust common securities.

NOTE 3 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities at December 31, 2004 is as follows (in thousands):

	December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$163,846	$704	$(930)	$163,620
U.S. Government Agency Mortgage Backed Securities	44,080	79	(677)	43,482
Obligations of States and Political Subdivisions	8,009	139	(25)	8,123
Community Reinvestment Act Investment Fund	3,000	-0-	(9)	2,991
Other Securities	5,135	-0-	-0-	5,135

Total Available-for-Sale Securities	224,070	922	(1,641)	223,351

Total Investment Securities	$224,070	$922	$(1,641)	$223,351

NOTE 3 - Investment Securities (cont’d.)

All Investment Securities are carried on the consolidated balance sheet as of December 31, 2004 at fair value.  The unrealized loss of $719,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

Included in the Other Securities category at December 31, 2004 is $4,237,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded in 2004.  The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

A summary of amortized cost and estimated fair values of investment securities at December 31, 2003 is as follows (in thousands):

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

All Investment Securities were carried on the consolidated balance sheet as of December 31, 2003 at fair value.  The unrealized gain of $1,042,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, is included in Shareholders’ Equity.

Included in the Other Securities category at December 31, 2003 was $4,266,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded in 2003.  The Corporation was required at December 31, 2003 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2004 is shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2004

	Amortized Cost	Fair Value

Available-for-Sale:
Due in One Year or Less	$14,604	$14,682
Due after One Year through Five Years	152,538	152,278
Due after Five Years through Ten Years	4,713	4,783
U.S. Government Agency Mortgage Backed Securities	44,080	43,482
Other Equity Securities	8,135	8,126

Total	$224,070	$223,351

Included in the investment securities is $33,501,000 and $61,243,000 at December 31, 2004 and 2003, respectively, of mortgage backed securities having stated maturities after five years.  The estimated maturities on these securities are between three and seven years as of December 31, 2004, based on estimated prepayments of the underlying mortgages.  All of these securities have fixed rates.

NOTE 3 - Investment Securities (cont’d.)

Investment securities with an amortized cost of $87,504,000 and $65,923,000 at December 31, 2004 and 2003, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law.  Also, the fair value of those pledged securities totaled $87,479,000 and $66,655,000 at December 31, 2004 and 2003, respectively.

Proceeds from sales of investment securities were $23,233,000 during 2004, $125,620,000 during 2003 and $143,444,000 during 2002.  In 2004, 2003 and 2002, gains from sales of securities of $32,000, $230,000 and $165,000, respectively, were realized.  The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation does not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2004 and 2003, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2004:
U.S. Government Agencies and Corporations	$74,826	$(523)	$10,197	$(407)	$85,023	$(930)
U.S. Government Agency Mortgage Backed Securities	12,806	(55)	22,344	(622)	35,150	(677)
Obligations of States and Polictical Subdivisions	615	(4)	826	(21)	1,441	(25)
Community Reinvestment Act Investment Fund	2,991	(9)	-0-	-0-	2,991	(9)

Total	$91,238	$(591)	$33,367	$(1,050)	$124,605	$(1,641)

December 31, 2003:
U.S. Government Agencies and Corporations	$28,333	$(658)	$-0-	$-0-	$28,333	$(658)
U.S. Government Agency Mortgage Backed Securities	42,669	(715)	-0-	-0-	42,669	(715)
Obligations of States and Polictical Subdivisions	1,080	(16)	-0-	-0-	1,080	(16)
Community Reinvestment Act Investment Fund	-0-	-0-	-0-	-0-	-0-	-0-

Total	$72,082	$(1,389)	$-0-	$-0-	$72,082	$(1,389)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the forty five securities with unrealized losses have depreciated 1.3% from the Corporation’s amortized cost basis.  These securities are guaranteed by either the U.S. Government or other governments.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 4 - Loans and Allowance for Loan Losses

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas.  The book values of loans by major type follow (in thousands):

	December 31,

	2004	2003

Commercial and Industrial	$261,571	$219,805
Real Estate Mortgage - Commercial	224,720	159,082
Real Estate Mortgage - Residential	82,839	67,635
Real Estate - Construction	93,558	74,069
Loans to Individuals	39,931	33,178

	702,619	553,769
Allowance for Loan Losses	(10,187)	(7,784)

Loans - Net	$692,432	$545,985

Loans are net of unearned income of $893,000 and $690,000 as of December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, the total recorded investment in loans on non-accrual amounted to $2,587,000 and $2,351,000, respectively, and the total recorded investment in loans past due ninety days and still accruing interest amounted to $19,000 and $55,000, respectively.  At December 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $1,826,000 and $1,623,000, respectively.  These loans were on non-accrual status.  The related allowance for loan losses for these loans was $154,000 and $343,000, respectively.  The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was approximately $1,661,000 and $1,621,000, respectively.  For 2004 and 2003, the Corporation recognized no interest income on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $2,587,000, $2,351,000 and $2,135,000 at December 31, 2004, 2003 and 2002, respectively.  If interest on these loans had been recorded in accordance with their original terms such income would have approximated $221,000 for 2004, $162,000 for 2003 and $171,000 for 2002.  Interest income on those loans included in net income was $72,000 for 2004, $75,000 for 2003 and $99,000 for 2002.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance, Beginning of Period	$7,784	$6,706	$6,015
Balance Acquired in Arlington National Bank Acquisition	1,254	-0-	-0-
Provisions, Charged to Income	1,790	880	3,140
Loans Charged-Off	(1,041)	(539)	(2,821)
Recoveries of Loans Previously Charged-Off	400	737	372

Net Loans (Charged-Off) Recovered	(641)	198	(2,449)

Balance, End of Period	$10,187	$7,784	$6,706

NOTE 5 - Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Land	$3,038	$2,212	$2,317
Buildings and Improvements	12,427	10,209	9,830
Furniture & Equipment	11,864	10,515	9,168

Total Cost	27,329	22,936	21,315
Less: Accumulated Depreciation and Amortization	11,580	10,016	9,829

Net Book Value	$15,749	$12,920	$11,486

Depreciation and amortization charged to expense amounted to $1,669,000, $1,370,000 and $1,094,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Corporation has invested in a joint venture with an unrelated third party to own one of the Corporation’s bank facilities.  The Bank owns 51% of this limited partnership.  The investment in the joint venture is accounted for on the equity basis and had a book value of $1,331,000 at December 31, 2004.

At December 31, 2004, the Corporation and subsidiaries had certain non-cancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

2005	$1,201
2006	1,168
2007	1,152
2008	1,035
2009	983
Thereafter	2,280

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental expense and rental income of premises included in the consolidated financial statements is computed as follows (in thousands):

		Years Ended December 31,

		2004	2003	2002

Total Rental Expense		$1,128	$981	$577
Less:	Rental Income	460	472	463

	Net Rental Expense	$668	$509	$114

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 3, 2004, the Corporation completed its acquisition of ANB.  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $219,000 has been recorded on the core deposit intangibles through December 31, 2004.

NOTE 7 - Other Real Estate

The carrying value of other real estate is as follows (in thousands):

	December 31,

	2004	2003	2002

Other Real Estate	$-0-	$-0-	$1,142

There were no direct write-downs of other real estate in the periods reported.

There were no Other Foreclosed Assets as of December 31, 2004 and 2003.  Included in Other Assets at December 31, 2002, was $125,000 of Other Foreclosed Assets.  The 2002 assets were comprised of motor vehicles.  All of these assets have been sold.  There were no direct write-downs on Other Foreclosed Assets in the periods reported.

NOTE 8 – Deposits and Related Expense

At December 31, 2004, 2003 and 2002, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

	Deposits			Interest Expense

	2004	2003	2002	2004	2003	2002

Noninterest-Bearing Demand Deposits	$235,399	$192,877	$167,745

Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Funds	239,773	195,184	184,458	$2,518	$2,108	$2,378
Savings	164,363	127,630	113,948	1,832	1,581	1,909
Certificates of Deposit under $100,000 and IRA’s	72,825	62,275	63,432	1,526	1,563	2,041
Certificates of Deposit of $100,000 or More	79,754	63,099	52,050	1,793	1,551	1,542
Other	150	316	316	8	7	11

Total	556,865	448,504	414,204	$7,677	$6,810	$7,881

Total Deposits	$792,264	$641,381	$581,949

At December 31, 2004, the Corporation had $694,000 of brokered deposits.  There are no major concentrations of deposits.  Demand deposit overdrafts that have been reclassified as loan balances were $463,000, $873,000 and $1,095,000 as of December 31, 2004, 2003 and 2002, respectively.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2004, 2003 and 2002 is presented below (dollars in thousands):

Maturity	2004	% of Total	2003	% of Total	2002	% of Total

3 months or less	$18,387	23.1%	$10,598	16.8%	$12,076	23.2%
3 to 6 months	8,332	10.4	11,799	18.7	9,962	19.2
6 to 12 months	9,827	12.3	13,583	21.5	14,808	28.4
Over 12 months	43,208	54.2	27,119	43.0	15,204	29.2

NOTE 9 - Short Term Borrowings

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these borrowings is summarized as follows (dollars in thousands):

	December 31,

	2004	2003	2002

Securities Sold Under Repurchase Agreements:
Average Balance	$33,068	$26,850	$20,141
Year-End Balance	43,972	32,234	22,955
Maximum Month-End Balance During Year	43,972	32,234	29,560
Interest Rate:
Average	0.68%	0.31%	0.87%
Year-End	1.64	0.44	0.59
Federal Home Loan Bank Advances:
Average Balance	$67,732	$30,532	$17,989
Year-End Balance	60,000	50,000	14,300
Maximum Month-End Balance During Year	100,000	50,000	25,000
Interest Rate:
Average	1.65%	1.65%	2.37%
Year-End	2.11	1.52	2.41
Federal Funds Purchased:
Average Balance	$1,878	$2,774	$1,178
Year-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Year	21,525	7,200	8,650
Interest Rate:
Average	1.45%	1.41%	2.03%
Year-End	-0-	-0-	-0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans (which totaled $183.4 million at December 31, 2004), the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At December 31, 2004, $60.0 million of borrowings were outstanding under the line of credit at an average rate of 2.11%, $40.0 million of which matures during 2005 and $20.0 million of which matures during 2006.  For the year ended December 31, 2004, the Corporation had average borrowings of $67.7 million.  The increase in FHLB borrowings in 2004 coincided with the significant increase in loans during the year.  At December 31, 2003, the Corporation had $50.0 million of borrowings outstanding under the line of credit at an average rate of 1.52%, $45.0 million of which matured during 2004 and $5.0 million of which matures in April 2005.  For the year ended December 31, 2003, the Corporation had average borrowings of $30.5 million.

NOTE 10 – Notes Payable

On September 15, 2004, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10.0 million at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  At December 31, 2004, $1.75 million had been borrowed under this line.  The rate on this line at December 31, 2004 was 4.02%.

NOTE 11 – Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at December 31, 2004 was 4.72%.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

The significant components of other non-interest expense are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Business Development	$810	$762	$797
Legal and Professional Fees	1,267	688	774
Item Processing	895	672	292
Printing and Supplies	440	435	353
Regulatory Fees and Assessments	302	250	239
Other	2,417	2,113	1,829

Total	$6,131	$4,920	$4,284

NOTE 13 - Income Taxes

The consolidated provisions for income taxes consist of the following (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal Income Tax Expense:
Current	$6,285	$4,681	$4,908
Deferred (Benefit)	(434)	336	(62)

Total Federal Income Tax Expense	$5,851	$5,017	$4,846

Effective Tax Rates	35.0%	34.0%	34.2%

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal Income Taxes at Statutory Rate of 34.8%	$5,783	$5,071	$4,858
Effect of Tax Exempt Interest Income	(88)	(94)	(68)
Non-deductible Expenses	166	70	67
Other	(10)	(30)	(11)

Income Taxes Per Income Statement	$5,851	$5,017	$4,846

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current Tax Asset (Liability)	$807	$(39)	$347
Deferred Tax Asset	3,006	1,677	893

Total Included in Other Assets	$3,813	$1,638	$1,240

The net deferred tax asset at December 31, 2004 of $3,006,000 included $244,000 related to unrealized losses on Available-for-Sale Securities.

NOTE 13 - Income Taxes (cont’d.)

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,546	$2,667	$2,300
Valuation Reserves - Other Real Estate	-0-	2	2
Interest on Non-accrual Loans	79	121	273
Unrealized Losses on Available-for-Sale Securities	244	-0-	-0-
Deferred Compensation	596	541	552
Net Operating Loss Carryover	149	-0-	-0-

Gross Federal Deferred Tax Assets	4,614	3,331	3,127

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,466	1,087	542
Accretion on Available-for-Sale Securities	34	135	182
Unrealized Gains on Available-for-Sale Securities	-0-	354	1,474
Other	108	78	36

Gross Federal Deferred Tax Liabilities	1,608	1,654	2,234

Net Deferred Tax Asset	$3,006	$1,677	$893

The operating loss carryover listed above was acquired in the acquisition of ANB and will expire in 2008.

NOTE 14 - Related Party Transactions

During 2004 and 2003, the Bank had transactions which were made in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates.  All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  A summary of these transactions follows (in thousands):

	Balance at Beginning of Year	Additions	Amounts Collected	Balance at End of Year

For the Year ended December 31, 2004:
26 Directors and Officers	$9,389	$586	$(1,438)	$8,537
For the Year ended December 31, 2003:
24 Directors and Officers	$8,864	$1,915	$(1,390)	$9,389

NOTE 15 - Stock Option Plans

The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, (the “Plans”).  Each Plan has reserved 1,200,000 shares (adjusted for two-for-one stock splits in 1995, 1997 and 2004) of common stock for grants thereunder.  The Plans provide for the granting to executive management and other key employees of the Corporation and its subsidiaries incentive stock options, as defined under the current tax law.  The options granted under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.  Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

The following is a summary of transactions during the periods presented:

	Years Ended December 31,

	2004		2003		2002

	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price

Outstanding, Beginning of Period	759,318	$7.38	837,868	$6.69	906,918	$6.39
Granted	68,000	14.74	50,000	11.14	22,000	10.02
Exercised	(109,740)	3.22	(106,450)	3.44	(79,050)	3.87
Canceled	(38,000)	11.84	(22,100)	8.59	(12,000)	8.73

Outstanding, End of Year	679,578	$8.54	759,318	$7.38	837,868	$6.69

Exercisable at End of Year	566,038	$7.89	609,038	$6.78	642,548	$5.90
Weighted Average Fair Value of Options Granted During the Year		$4.69		$2.33		$2.84

The options outstanding at December 31, 2004, have exercise prices between $2.63 and $15.88 with a weighted average exercise price of $7.89 and a weighted average remaining contractual life of 4.97 years.  At December 31, 2004, there remained 642,500 shares reserved for future grants of options under the 1997 Plan.  Stock options have been adjusted retroactively for the effects of stock splits.

The Corporation accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The table in Note 1 under “Stock-Based Compensation” illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.  The fair value of the options granted in 2004 and 2003 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.28% and 2.48%, respectively; expected dividend yield of 2.07% and 3.53%, respectively; expected volatility of 26.31% and 26.75%, respectively; and expected life of 5.00 years and 5.08 years, respectively.

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

The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	December 31,

	2004	2003

	Contract Amount	Contract Amount

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$175,074	$145,777
Standby Letters of Credit	6,175	6,234

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

NOTE 16 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

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

NOTE 17 - Earnings per Share

The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands), as adjusted to reflect the two-for-one stock split effected on December 31, 2004:

	Years Ended December 31,

	2004	2003	2002

Net income	$10,762	$9,768	$9,317

Weighted average number of common shares used in Basic EPS	12,326,477	12,321,560	12,448,056
Effect of dilutive stock options	352,048	312,764	343,066

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,678,525	12,634,324	12,791,122

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method.

NOTE 18 - Employee Benefit Plans

401(k) Plan
The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made matching contributions to the participant’s deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee’s annual compensation for the years 2004, 2003 and 2002.

The Corporation expensed $490,000, $411,000 and $427,000 during 2004, 2003 and 2002, respectively, in support of the plan.

Supplemental Executive Retirement Plan
In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits.  For currently employed employees, the plan replaces the previous Management Security Plan.  The current plan is a defined contribution plan and the expense charged to earnings relating to this plan for 2004, 2003 and 2002 was $175,000, $202,000 and $180,000, respectively.

Employment Contracts
The Chief Executive Officer of the Corporation has entered into a severance agreement providing for salary and fringe benefits in the event of termination under certain changes in control or for other than cause.

Other Post Retirement Benefits
The Corporation provides certain health care benefits for certain retired employees who bear all costs of these benefits.  These benefits are covered under the Consolidated Omnibus Budget Reconciliation Act.

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

NOTE 19 - Dividends from Subsidiaries

The primary source of funds for the Corporation is cash dividends received from the Bank.  The amount of dividends that the Bank may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year.  Under this formula, in 2005, the Bank can legally initiate dividend payments of $11,104,000 plus an additional amount equal to its net profits, as defined, for 2005 to the date of any such dividend payment.  The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

Internal dividend policies limit dividends paid by the Bank if its equity capital levels fall below certain minimums determined by the Bank’s Board of Directors.

NOTE 20 - Litigation

The Corporation is involved in legal actions arising in the ordinary course of business.  It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters will not materially affect the Corporation’s financial position.

NOTE 21 - Stock Split

In December 2004, the Board of Directors of the Corporation approved a two-for-one stock split of the Corporation’s common stock effected as a 100% stock dividend and paid on December 31, 2004.  All references in the accompanying financial statements regarding stock options, dividends and per share data for prior periods have been restated to reflect the stock split.

NOTE 22 - Stock Repurchase Plan

On April 20, 2004, the Board of Directors approved a stock repurchase plan.  After giving effect to the December 2004 stock split, the plan authorized management to purchase up to 615,360 shares of the Corporation’s common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.  In 2004 and 2003, 47,766 and 86,276 shares, respectively, were purchased by the Corporation through the open market.

Under similar programs approved by the Board in the years 1994 through 2003, 1,778,172 shares in the aggregate were purchased in those years, reflecting two-for-one stock splits in years 1995, 1997 and 2004.

NOTE 23 - Regulatory Capital Compliance

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations.  The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets.  The guidelines define Tier 1 capital and Tier 2 capital.  The components of Tier 1 capital for the Corporation and the Bank include equity capital excluding unrealized gains and losses on available-for-sale securities, goodwill and other intangible assets.  In addition, Tier I capital for the Corporation includes the $12.0 million of Capital Securities issued by SBI Trust.  Tier 2 Capital includes a portion of the allowance for loan losses.  These two components combine to become Total Capital.  The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets.  Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category.  Off-balance sheet items at December 31, 2004, 2003 and 2002 included unfunded loan commitments and letters of credit.  The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.

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

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as “well capitalized.”  A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a Tier 1 leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Corporation and the Bank currently exceed all minimum capital requirements and are considered to be “well capitalized,” the highest rating, by the regulatory authorities.  Management is not aware of any conditions or events that would have changed the Corporation’s capital rating since December 31, 2004.

NOTE 23 - Regulatory Capital Compliance (cont’d.)

The Corporation and the Banks’ regulatory capital positions as of December 31, 2004 and 2003 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

CONSOLIDATED:
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$85,863	11.40%	$60,281	8.00%
Tier I Capital (to Risk Weighted Assets)	76,435	10.14	30,140	4.00
Tier I Capital (to Average Assets)	76,435	7.85	29,229	3.00
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$75,426	12.70%	$47,524	8.00%
Tier I Capital (to Risk Weighted Assets)	67,996	11.45	23,762	4.00
Tier I Capital (to Average Assets)	67,996	8.62	23,653	3.00
SUMMIT BANK, N.A.:
As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$87,382	11.60%	$60,249	8.00%	$75,311	10.00%
Tier I Capital (to Risk Weighted Assets)	77,959	10.35	30,124	4.00	45,186	6.00
Tier I Capital (to Average Assets)	77,959	8.03	29,124	3.00	48,540	5.00
As of December 31, 2003
Total Capital (to Risk Weighted Assets)	$75,252	12.67%	$47,523	8.00%	$59,404	10.00%
Tier I Capital (to Risk Weighted Assets)	67,822	11.42	23,762	4.00	35,643	6.00
Tier I Capital (to Average Assets)	67,822	8.60	23,657	3.00	39,428	5.00

NOTE 24 - Subsequent Events

On January 18, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on February 14, 2005 to shareholders of record on January 28, 2005.

NOTE 25 - Recent Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”        SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances.  Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments.  SFAS 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however, in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS 150 as they apply to mandatorily redeemable minority interests.  Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Corporation’s financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  The amendments (i) reflect decisions of the Derivatives Implementation Group, (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative.  SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133.  SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions

NOTE 25- Recent Accounting Pronouncements (cont’d.)

applied prospectively.  Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Corporation’s financial statements.

SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003).” SFAS 132R was issued by the FASB in an effort to improve financial statement disclosures for defined benefit plans.  SFAS 132R requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements.  The new disclosure requirements were effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  Adoption of SFAS 132 on December 15, 2003 did not have a significant impact on the Corporation’s financial statements.

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.          FAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  SFAS 123R is effective for the Corporation on July 1, 2005.  The Corporation will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”).  Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R.  The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Corporation expects to recognize additional pre-tax, quarterly compensation cost of approximately $51,000 beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Financial Accounting Standards Board Interpretations

FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).”  FIN 46, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003.  If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003.  However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.  The Corporation adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003.  The implementation of FIN 46 required the Corporation to de-consolidate its investment in Summit Bancshares, Inc. Statutory Trust I because the Corporation is not the primary beneficiary.  All prior financial statements have been restated to reflect this de-consolidation.  There was no impact on shareholders’ equity, income from continuing operations or net income.

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation’s financial statements for the year ended December 31, 2002.  Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Corporation’s financial statements.

Emerging Issues Task Force Issues

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  An investment is considered impaired if the fair value of the investment is less than its cost.  Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value.  Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Corporation began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003.  The recognition and measurement provisions were initially effective for other-than-temporary impairment

NOTE 25- Recent Accounting Pronouncements (cont’d.)

evaluations in reporting periods beginning after June 15, 2004.  However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

SEC Staff Accounting Bulletins

SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.”  SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments.  SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan.  In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments.  The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The adoption of this accounting standard did not have a material impact on the Corporation’s financial statements.

American Institute of Certified Public Accountants Statements of Position

Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality.  As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans.  The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities.  Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses.  SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life.  Decreases in expected cash flows should be recognized as impairment.  In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses.  SOP 03-3 is effective for loans and debt securities acquired by the Corporation beginning January 1, 2005.  The adoption of this new standard is not expected to have a material impact on the Corporation’s financial statements.

NOTE 26 - Fair Values of Financial Instruments

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

Deposit liabilities:  The fair value disclosed for interest-bearing and non-interest-bearing demand deposits, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date or their carrying amounts.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

NOTE 26 - Fair Values of Financial Instruments (cont’d.)

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	Years Ended December 31,

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and Due From Banks	$27,219	$27,219	$28,620	$28,620
Federal Funds Sold	5,020	5,020	1,336	1,336
Securities	223,351	223,351	195,959	195,959
Loans	702,619	696,377	553,769	556,202
Allowance for Loan Losses	(10,187)	(10,187)	(7,784)	(7,784)
Financial Liabilities:
Deposits	792,264	793,069	641,381	643,014
Short Term Borrowings	103,792	103,897	82,234	82,302
Off-Balance Sheet Financial Instruments:
Loan Commitments		175,074		145,777
Letters of Credit		6,175		6,234

NOTE 27 - Comprehensive Income

The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net Income	$10,762	$9,768	$9,317
Other Comprehensive Income:
Change in Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Tax (Benefit)	(1,162)	(2,173)	1,167

Comprehensive Income	$9,600	$7,595	$10,484

NOTE 28– Condensed Parent Company Financial Statements

BALANCE SHEETS

	December 31,

	2004	2003

	(In Thousands)
ASSETS
CASH IN SUBSIDIARY BANK
Demand	$402	$180
INVESTMENT IN SUBSIDIARY	88,396	68,520
OTHER ASSETS	30	-0-

TOTAL ASSETS	$88,828	$68,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOTE PAYABLE	$1,750	$-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES	12,372	-0-
OTHER LIABILITIES	216	16
SHAREHOLDERS’ EQUITY	74,490	68,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,828	$68,700

STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In Thousands)
INCOME
Dividends from Subsidiaries	$6,750	$3,500	$5,300

TOTAL INCOME	6,750	3,500	5,300

EXPENSES
Interest	406	-0-	7
Salaries and Employee Benefits	-0-	-0-	2
Other Expense	626	230	247

TOTAL EXPENSE	1,032	230	256

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	5,718	3,270	5,044
INCOME TAX BENEFIT	360	79	88

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	6,078	3,349	5,132
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	4,684	6,419	4,185

NET INCOME	$10,762	$9,768	$9,317

NOTE 28– Condensed Parent Company Financial Statements (cont’d.)

STATEMENTS  OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,762	$9,768	$9,317
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Earnings of Subsidiaries	(4,684)	(6,419)	(4,185)
Net (Increase) Decrease in Other Assets	(30)	4	(1)
Net Increase (Decrease) in Other Liabilities	200	8	(2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,248	3,361	5,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for Acquisition of ANB Financial Corporation	(13,113)	-0-	-0-
Payment to Eliminate Debt of ANB Financial Corporation	(2,869)	-0-	-0-
Investment in SBI Trust	(372)	-0-	-0-

NET CASH USED BY INVESTING ACTIVITIES	(16,354)	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Junior Subordinated Deferrable Debentures	12,000	-0-	-0-
Proceeds from Issuance of Trust Common Securities	372	-0-	-0-
Proceeds from Note Payable	1,750	-0-	-0-
Payments of Cash Dividends	(3,453)	(3,205)	(2,986)
Receipts from Stock Options Exercised	353	365	306
Purchase of Treasury Stock	(694)	(1,009)	(3,402)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	10,328	(3,849)	(6,082)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	222	(488)	(953)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	180	668	1,621

CASH AND CASH EQUIVALENTS - END OF YEAR	$402	$180	$668

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the Corporation’s fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee for Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

Stovall, Grandey, & Whatley, L.L.P., the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004.  The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Stovall, Grandey, & Whatley, L.L.P.
Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Summit Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Summit Bancshares, Inc. (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Summit Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Summit Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Summit Bancshares, Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ STOVALL, GRANDEY, AND WHATLEY, L.L.P.

STOVALL, GRANDEY, & WHATLEY, L.L.P.

Fort Worth, Texas
March 4, 2005

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions “Proposal – Election of Directors,” “Executive Officers of the Corporation,” “Board and Corporate Governance Matters – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

The Board of Directors of the Corporation has adopted a Code of Ethics and Standards of Conduct applicable to its directors, officers (including its principal executive, financial and accounting officers) and employees (the “Code of Ethics”), which is a “code of ethics” as defined by applicable rules and regulations of the SEC.  The Code of Ethics is publicly available on the Corporation’s website at www.summitbank.net under the “Investor Relations” section.  Interested persons may also obtain a free copy of the Code of Ethics by written request to the Corporation at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107, Attention: Corporate Secretary.  The Corporation intends to disclose any amendment to, or any waiver from, the Code of Ethics for its principal executive, financial and accounting officers through its website at www.summitbank.net under the “Investor Relations” section.

ITEM 11.	EXECUTIVE COMPENSATION.

The information set forth under the captions “Executive Compensation and Other Information” and “Compensation and Benefits Committee Interlocks and Insider Participation” in the Corporation’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Corporation’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in the Corporation’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “Principal Auditor Fees and Services” in the Corporation’s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

		Independent Auditor’s Report

		Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003

		Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2004, 2003 and 2002

		Consolidated Statements of Changes in Shareholders’ Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2004, 2003 and 2002

		Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2004, 2003 and 2002

		Notes to Consolidated Financial Statements

	(2)

Consolidated Financial Statement Schedules.  Consolidated Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the required informa-tion is given in the financial statements or notes thereto.

	(3)	Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K:

3(a)	Restated Articles of Incorporation of the Corporation (incorporated herein by reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

3(b)	Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(c)

Amendment to the Amended and Restated Bylaws of the Corporation adopted by resolution of the Board of Directors of the Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed February 22, 2005).

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

4(c)

Junior Subordinated Debt Securities Indenture Agreement dated May 3, 2004 (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

4(d)	Junior Subordinated Debt Securities Due 2034 (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10(a)

Lease Agreement dated August 28, 1985, by and between Alta Mesa National Bank, as lessor, and the Corporation, as lessee (incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1985).

10(b)

Lease Agreement dated February 14, 1992, by and between Zell/Merrill Lynch Real Estate Oppor-tunity Partners Limited Partnership, as land-lord, and the Corporation, as tenant (incorporated herein by reference to Exhibit 10(l) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1992).

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

10(t)

Agreement and Plan of Reorganization dated February 5, 2004 by and between the Corporation and ANB Financial Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed May 4, 2004).

10(u)*	Fourth Amendment to Loan Agreement dated September 15, 2001, as amended on April 28, 2004 by and among the Corporation, Summit Delaware Financial Corporation and The Frost National Bank.

10(v)

Fifth Amendment to Loan Agreement dated September 15, 2001, as amended on September 15, 2004, by and among the Corporation, Summit Delaware Financial Corporation and The Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

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

SUMMIT BANCSHARES, INC.

DATE: March 4, 2005	By:	/s/ PHILIP E. NORWOOD

Philip E. Norwood, Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 3rd day of March, 2005.

SIGNATURE	TITLE

/s/ PHILIP E. NORWOOD	Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Philip E. Norwood

/s/ BOB G. SCOTT	Executive Vice President, Chief Operating Officer,
Secretary and Treasurer
Bob G. Scott	(Principal Financial Officer and Principal Accounting Officer)

/s/ ELLIOTT S. GARSEK	Director

Elliott S. Garsek

Director

Ronald J. Goldman

/s/ F.S. GUNN	Director

F.S. Gunn

/s/ ROBERT L. HERCHERT	Director

Robert L. Herchert

/s/ JAY J. LESOK	Director

Jay J. Lesok

/s/ WILLIAM W. MEADOWS	Director

William W. Meadows

/s/ JAMES L. MURRAY	Director

James L. Murray

/s/ BYRON B. SEARCY	Director

Byron B. Searcy

/s/ RODERICK D. STEPP	Director

Roderick D. Stepp