Form 10-Q
period 2005-03-31
SUMMIT BANCSHARES INC /TX/
filed 2005-05-10
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

The number of shares of common stock, $1.25 par value, outstanding at March 31, 2005 was 12,390,056 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2005 and 2004 and at December 31, 2004	3

	Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 and for the Year Ended December 31, 2004	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2005 and 2004 and for the Year Ended December 31, 2004	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and for the Year Ended December 31, 2004	6

	Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2005 and 2004 and for the Year Ended December 31, 2004	7-20

The March 31, 2005 and 2004 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2004 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,		(Unaudited) December 31, 2004

	2005	2004

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$28,823	$27,738	$27,219
FEDERAL FUNDS SOLD & DUE FROM TIME	8,998	43,243	5,020
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	214,222	181,879	223,351
LOANS – NOTES 4, 14 AND 20
Loans, Net of Unearned Discount	716,714	593,271	702,619
Allowance for Loan Losses	(10,519)	(8,320)	(10,187)

LOANS, NET	706,195	584,951	692,432
PREMISES AND EQUIPMENT – NOTE 5	15,462	12,755	15,749
GOODWILL – NOTE 6	8,993	-0-	8,042
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,396	-0-	2,478
ACCRUED INCOME RECEIVABLE	4,954	3,631	4,814
OTHER REAL ESTATE – NOTE 7	-0-	-0-	-0-
OTHER ASSETS	9,871	6,164	10,012

TOTAL ASSETS	$999,914	$860,361	$989,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$232,556	$186,198	$235,399
Interest-Bearing	565,002	470,186	556,865

TOTAL DEPOSITS	797,558	656,384	792,264
SHORT TERM BORROWINGS – NOTE 9	109,885	129,691	103,972
NOTES PAYABLE – NOTE 10	1,750	-0-	1,750
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	-0-	12,372
ACCRUED INTEREST PAYABLE	680	320	601
OTHER LIABILITIES	3,232	2,391	3,668

TOTAL LIABILITIES	925,477	788,786	914,627

COMMITMENTS AND CONTINGENCIES – NOTES 15, 17, 19 AND 21
SHAREHOLDERS’ EQUITY – NOTES 16, 18 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,419,356, 12,307,198 and 12,359,232 shares issued and outstanding at March 31, 2005 and 2004 and at December 31, 2004, respectively	15,524	7,692	15,449
Capital Surplus	7,971	7,453	7,705
Retained Earnings	53,959	54,481	51,810
Accumulated Other Comprehensive Income – Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax (Benefit)	(2,475)	1,949	(474)
Treasury Stock at Cost (29,300 shares at March 31, 2005)	(542)	-0-	-0-

TOTAL SHAREHOLDERS’ EQUITY	74,437	71,575	74,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$999,914	$860,361	$989,117

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended March 31,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$11,346	$8,409	$39,018
Interest and Dividends on Investment Securities:
Taxable	1,926	1,718	7,409
Exempt from Federal Income Taxes	70	58	260
Interest on Federal Funds Sold and Due From Time	31	13	170

TOTAL INTEREST INCOME	13,373	10,198	46,857

INTEREST EXPENSE
Interest on Deposits	2,332	1,641	7,677
Interest on Short Term Borrowings	624	274	1,423
Interest on Note Payable	23	-0-	62
Interest on Junior Subordinated Deferrable Debenture	161	-0-	344

TOTAL INTEREST EXPENSE	3,140	1,915	9,506

NET INTEREST INCOME	10,233	8,283	37,351
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	225	605	1,790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,008	7,678	35,561

NON-INTEREST INCOME
Service Charges and Fees on Deposits	982	906	4,248
Gain on Sale of Investment Securities	-0-	-0-	32
Other Income	898	661	2,962

TOTAL NON-INTEREST INCOME	1,880	1,567	7,242

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	4,269	3,368	15,329
Occupancy Expense - Net	604	438	2,206
Furniture and Equipment Expense	598	495	2,261
Other Real Estate Owned Expense - Net	3	-0-	44
Core Deposit Intangible Amortization	82	-0-	219
Other Expense – NOTE 12	1,696	1,229	6,131

TOTAL NON-INTEREST EXPENSE	7,252	5,530	26,190

INCOME BEFORE INCOME TAXES	4,636	3,715	16,613
APPLICABLE INCOME TAXES – NOTE 13	1,623	1,264	5,851

NET INCOME	$3,013	$2,451	$10,762

NET INCOME PER SHARE – NOTE 18
Basic	$0.24	$0.20	$0.87
Diluted	0.24	0.19	0.85

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004
(Unaudited)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities	Treasury Stock	Total Share- Holders’ Equity

	Common Stock

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2004	6,152,329	$7,690	$7,421	$52,988	$688	$(103)	$68,684
Stock Options Exercised	4,970	7	32				39
Retirement of Stock Held in Treasury	(3,700)	(5)		(98)		103	-0-
Cash Dividend - $.14 Per Share				(860)			(860)
Net Income for the Three Months Ended March 31, 2004				2,451			2,451
Securities Available- for-Sale Adjustment					1,261		1,261

Total Comprehensive Income – NOTE 25							3,712

Balance at March 31, 2004	6,153,599	7,692	7,453	54,481	1,949	-0-	71,575
Stock Options Exercised	50,300	62	252				314
Purchases of Stock Held in Treasury						(694)	(694)
Retirement of Stock Held in Treasury	(23,883)	(29)		(665)		694	-0-
Two-for-One Stock Split	6,179,216	7,724		(7,724)			-0-
Cash Dividend - $.21 Per Share				(2,593)			(2,593)
Net Income for the Nine Months Ended December 31, 2004				8,311			8,311
Securities Available- for-Sale Adjustment					(2,423)		(2,423)

Total Comprehensive Income – NOTE 25							5,888

Balance at December 31, 2004	12,359,232	15,449	7,705	51,810	(474)	-0-	74,490
Stock Options Exercised	60,124	75	266				341
Purchases of Stock Held in Treasury						(542)	(542)
Cash Dividend - $.07 Per Share				(864)			(864)
Net Income for the Three Months Ended March 31, 2005				3,013			3,013
Securities Available- for-Sale Adjustment					(2,001)		(2,001)

Total Comprehensive Income – NOTE 25							1,012

Balance at March 31, 2005	12,419,356	$15,524	$7,971	$53,959	$(2,475)	$(542)	$74,437

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004

	(Unaudited) For the Three Months Ended March 31,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,013	$2,451	$10,762

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	487	364	1,669
Net Premium Amortization of Investment Securities	387	317	1,429
Amortization of Core Deposit Intangible	82	-0-	219
Provision for Loan Losses	225	605	1,790
Deferred Income Taxes Expense (Benefit)	240	(268)	(434)
Net Gain on Sale of Investment Securites	-0-	-0-	(32)
Net Gain From Sale of Other Real Estate & Repossessed Assets	-0-	(167)	(70)
Net Gain From Sale of Premises and Equipment	-0-	(1)	(37)
Net (Increase) Decrease in Accrued Income and Other Assets	832	(720)	(809)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	(357)	(494)	397

Total Adjustments	1,896	(364)	4,122

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,909	2,087	14,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold and Due From Time	(3,978)	(41,907)	19,738
Proceeds from Matured and Prepaid Investment Securities Available-for-Sale	6,140	17,034	120,254
Proceeds from Sales of Investment Securities	-0-	-0-	23,233
Purchase of Investment Securities Available-for-Sale	(445)	-0-	(173,730)
Premium Paid for ANB Financial Corporation (Net of Aquired Cash of $3,871)	-0-	-0-	(10,520)
Net Assets Acquired in the Purchase of ANB Financial Corporation	-0-	-0-	(2,039)
Net Assets Acquired in the Purchase of Dignum Financial	(976)	-0-	-0-
Loans Originated and Principal Repayments, Net	(14,179)	(39,639)	(89,427)
Recoveries of Loans Previously Charged-Off	191	68	400
Proceeds from Sale of Premises and Equipment	-0-	1	48
Proceeds from Sale of Other Real Estate & Repossessed Assets	-0-	-0-	892
Purchases of Premises and Equipment	(200)	(165)	(4,509)

NET CASH USED BY INVESTING ACTIVITIES	(13,447)	(64,608)	(115,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	(2,253)	11,909	52,506
Net Increase in Certificates of Deposit	7,547	3,094	14,803
Net Increase in Short Term Borrowings	5,913	47,457	21,738
Proceeds from Note Payable	-0-	-0-	1,750
Proceeds from Issuance of Junior Subordinated Debentures	-0-	-0-	12,372
Payments of Cash Dividends	(864)	(860)	(3,453)
Proceeds from Stock Options Exercised	341	39	353
Purchase of Treasury Stock	(542)	-0-	(694)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,142	61,639	99,375

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	1,604	(882)	(1,401)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	27,219	28,620	28,620

CASH AND DUE FROM BANKS AT END OF PERIOD	$28,823	$27,738	$27,219

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$3,061	$1,889	$9,199
Income Taxes Paid	-0-	75	6,377
Other Real Estate and Other Assets Acquired in Settlement of Loans	-0-	7	321

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
AND FOR THE YEAR ENDED DECEMBER 31, 2004 (UNAUDITED)

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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first three months of 2005, the average cash balance maintained at the Federal Reserve Bank was $2,808,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $22,524,000 during the same period.

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

          The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market.  In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors.  Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification.  In the periods reported for 2005 and 2004, the Corporation held no securities that would have been classified as trading securities.

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

Reclassification

          Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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

          Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards 148 (“SFAS  123”), requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based compensation.  The pro forma disclosures presented  below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

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

	Three Months Ended March 31, 2005	Year Ended December 31, 2004

Net Income, as Reported	$3,013	$10,762
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(171)

Pro Forma Net Income	$2,954	$10,591

Earnings Per Share:
Basic - as Reported	$0.24	$0.87
Basic - Pro Forma	0.23	0.86
Diluted - as Reported	0.24	0.85
Diluted - Pro Forma	0.23	0.84

Advertising Costs

          Advertising costs are expensed as incurred.

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for the periods ended March 31, 2005 and 2004 and for the year ended December 31, 2004 is reported in Note 25, “Comprehensive Income.”

Audited Financial Statements

          The consolidated balance sheet as of December 31, 2004, and the consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2004 are headed “unaudited” in these financial statements.  These statements were reported as “audited” in our Annual Report of Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission but are required to be reflected in these statements as unaudited because of the absence of an independent auditor’s report.

NOTE 2 – Acquisitions

          On May 3, 2004, the Corporation completed its merger with ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (collectively, “ANB”).  Under the terms of the merger agreement with ANB, the Corporation acquired ANB for approximately $16.0 million in cash.  ANB was privately held and operated four (4) banking offices in Arlington, Texas.  On May 1, 2004, ANB had total assets of $89.0 million, loans of $59.4 million, deposits of $83.6 million and shareholders’ equity of $3.1 million.  This acquisition was partially funded through the formation of SBI Trust and its subsequent issuance of $12.0 million of its floating rate Capital Securities and $372,000 of trust common securities.

NOTE 3 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities as of March 31, 2005 is as follows (in thousands):

	March 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$159,514	$87	$(2,563)	$157,038
U.S. Government Agency Mortgage Backed Securities	42,183	41	(1,314)	40,910
Obligations of States and Political Subdivisions	8,012	69	(59)	8,022
Community Reinvestment Act Investment Fund	3,000	-0-	(11)	2,989
Other Securities	5,263	-0-	-0-	5,263

Total Available-for-Sale Securities	$217,972	$197	$(3,947)	$214,222

          All investment securities are carried on the consolidated balance sheet as of March 31, 2005 at fair value.  The net unrealized loss of $3,750,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Other Securities category at March 31, 2005 is $4,381,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of March 31, 2005.  The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to .14% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the Federal Home Loan Bank (“FHLB”).  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Investment Securities (cont’d.)

A summary of amortized cost and estimated fair values of investment securities as of March 31, 2004 is as follows (in thousands):

	March 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$104,035	$2,679	$(174)	$106,540
U.S. Government Agency Mortgage Backed Securities	59,206	490	(281)	59,415
Obligations of States and Political Subdivisions	6,739	247	(8)	6,978
Community Reinvestment Act Investment Fund	3,000	-0-	-0-	3,000
Federal Reserve and Federal Home Loan Bank Stock	5,946	-0-	-0-	5,946

Total Available-for-Sale Securities	$178,926	$3,416	$(463)	$181,879

          All investment securities were carried on the consolidated balance sheet as of March 31, 2004 at fair value.  The net unrealized gain of $2,953,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, was included in Shareholders’ Equity.

          Included in the Other Securities category at March 31, 2004 was $5,626,000 of Federal Home Loan Bank Stock and $320,000 of Federal Reserve Stock which were classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of March 31, 2004.  The Corporation was required at March 31, 2004 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Corporation was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

The book values of loans by major type follow (in thousands):

	March 31,		December 31, 2004

	2005	2004

Commercial and Industrial	$266,782	$232,015	$261,571
Real Estate Mortgage - Commercial	228,701	169,376	224,720
Real Estate Mortgage - Residential	85,293	73,481	82,839
Real Estate - Construction	94,940	86,315	93,558
Loans to Individuals	40,998	32,084	39,931

	716,714	593,271	702,619
Allowance for Loan Losses	(10,519)	(8,320)	(10,187)

Loans - Net	$706,195	$584,951	$692,432

          Loans are net of unearned income of $905,000 and $742,000 at March 31, 2005 and 2004, respectively, and $893,000 at December 31, 2004.

NOTE 4 - Loans and Allowance for Loan Losses (cont’d.)

Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Balance, Beginning of Period	$10,187	$7,784	$7,784
Balance Acquired in the Arlington National Bank Acquisition	-0-	-0-	1,254
Provisions, Charged to Income	225	605	1,790
Loans Charged-Off	(84)	(137)	(1,041)
Recoveries of Loans Previously Charged-Off	191	68	400

Net Loans (Charged-Off) Recovered	107	(69)	(641)

Balance, End of Period	$10,519	$8,320	$10,187

          The provisions for loan losses charged to operating expenses during the three months ended March 31, 2005 and March 31, 2004 of $225,000 and $605,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2004, a provision of $1,790,000 was recorded.

          At March 31, 2005, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,481,000 (of which $2,481,000 were on non-accrual status).  The related allowance for loan losses for these loans was $191,000.  The average recorded investment in impaired loans during the three months ended March 31, 2005 was approximately $2,593,000.  For this period, the Corporation recognized no interest income on these impaired loans.

NOTE 5 - Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	March 31,		December 31, 2004

	2005	2004

Land	$3,038	$2,212	$3,038
Buildings and Improvements	12,453	10,215	12,427
Furniture & Equipment	11,943	10,671	11,864

Total Cost	27,434	23,098	27,329
Less: Accumulated Amortization and Depreciation	11,972	10,343	11,580

Net Book Value	$15,462	$12,755	$15,749

NOTE 6 – Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 3, 2004, the Corporation completed its acquisition of ANB.  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $219,000 and $82,000 has been recorded on the core deposit intangibles for the year ended December 31, 2004 and for the three months ended March 31, 2005, respectively.

          On March 21, 2005, the Corporation completed the acquisition of Dignum Financial Services (“DFS”), a proprietorship engaged in financial planning and management services.  Goodwill of $955,000 was recorded in connection with the acquisition.

NOTE 7 - Other Real Estate

The carrying value of other real estate is as follows (in thousands):

	March 31,		December 31, 2004

	2005	2004

Other Real Estate	$-0-	$-0-	$-0-

          There was no Other Real Estate at March 31, 2005.  There were no direct write-downs of other real estate charged to income for the three months ended March 31, 2005 or March 31, 2004.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2004.

          Included in Other Assets at March 31, 2004 was $7,000 of Other Foreclosed Assets.  The 2004 assets were comprised of motor vehicles.  There were no direct write-downs of these assets for any period during 2004.

NOTE 8 – Deposits

The book values of deposits by major type follow (in thousands):

	March 31,		December 31, 2004

	2005	2004

Noninterest-Bearing Demand Deposits	$232,556	$186,198	$235,399
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Funds	235,632	205,434	239,773
Savings	169,094	135,968	164,363
Certificates of Deposits under $100,000 and IRA’s	75,634	62,172	72,825
Certificates of Deposits $100,000 or more	84,492	66,296	79,754
Other	150	316	150

Total	565,002	470,186	556,865

Total Deposits	$797,558	$656,384	$792,264

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings are summarized as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Securities Sold Under Repurchase Agreements:
Average Balance	$44,336	$31,129	$33,068
Period-End Balance	49,885	29,691	43,972
Maximum Month-End Balance During Period	49,885	31,083	43,972
Interest Rate:
Average	1.95%	0.50%	0.68%
Period-End	2.03	0.54	1.64
Federal Home Loan Bank Advances:
Average Balance	$62,167	$65,824	$67,732
Period-End Balance	60,000	100,000	60,000
Maximum Month-End Balance During Period	60,000	100,000	100,000
Interest Rate:
Average	2.44%	1.35%	1.65%
Period-End	2.56	1.26	2.11
Federal Funds Purchased:
Average Balance	$874	$4,396	$1,878
Period-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Period	-0-	16,425	21,525
Interest Rate:
Average	2.73%	1.28%	1.45%
Period-End	-0-	-0-	-0-

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At March 31, 2005, the Corporation had $60.0 million of borrowings outstanding under the line of credit at a rate of 2.50%, $30.0 million of which matures in 2005 and the remaining $30.0 million of which matures in 2006.  For the three months ended March 31, 2005, the Corporation had average borrowings under the line of credit of $62.2 million.  For the three months ended March 31, 2004, the Corporation had $100.0 million of borrowings outstanding under the line of credit at a rate of 1.26%, $85.0 million of which matured in 2004 and the remaining $15.0 million of which matures in 2005.  At December 31, 2004, $60.0 million of borrowings were outstanding at an average rate of 2.11%, $40.0 million of which matures during 2005 and $20.0 million of which matures during 2006.  For the year ended December 31, 2004, the Corporation had average borrowings of $67.7 million.

NOTE 10 – Notes Payable

          On September 15, 2004, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  As of March 31, 2005, $1.75 million had been borrowed under this line.  The rate on this line at March 31, 2005 was 4.56%.

NOTE 11 - Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at March 31, 2005 and December 31, 2004 was 5.31% and 4.72%, respectively.  The Deferrable Debentu res, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

The significant components of other non-interest expense are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Business Development	$248	$193	$810
Legal and Professional Fees	382	179	1,267
Item Processing	200	147	895
Printing and Supplies	107	95	440
Regulatory Fees and Assessments	87	67	302
Other	672	548	2,417

Total	$1,696	$1,229	$6,131

NOTE 13 - Income Taxes

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	March 31,		December 31, 2004

	2005	2004

Current Tax Asset (Liability)	$(1,677)	$(1,495)	$807
Net Deferred Tax Asset	4,349	1,294	3,006

Total Included in Other (Liabilities) Assets	$2,672	$(201)	$3,813

          The net deferred tax asset at March 31, 2005 of $4,349,000 included $1,275,000, a deferred tax asset related to unrealized losses on Available-for-Sale Securities.

The components of income tax expense were as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Federal Income Tax Expense:
Current	$1,383	$1,532	$6,285
Deferred (Benefit)	240	(268)	(434)

Total Federal Income Tax Expense	$1,623	$1,264	$5,851

Effective Tax Rates	35.00%	34.00%	35.00%

NOTE 13 - Income Taxes (cont’d.)

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Federal Income Taxes at Statutory Rate of 35.5%	$1,644	$1,282	$5,783
Effect of Tax Exempt Interest Income	(24)	(23)	(88)
Non-deductible Expenses	54	23	166
Other	(51)	(18)	(10)

Income Taxes Per Income Statement	$1,623	$1,264	$5,851

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,728	$2,851	$3,546
Interest on Non-accrual Loans	95	121	79
Unrealized Losses on Available-for-Sale Securities	1,275	-0-	244
Deferred Compensation	719	592	596
Net Operating Loss Carryover	141	-0-	149

Gross Federal Deferred Tax Assets	5,958	3,564	4,614

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,467	1,120	1,466
Accretion	48	62	34
Unrealized Gains on Available-for-Sale Securities	-0-	1,004	-0-
Other	94	84	108

Gross Federal Deferred Tax Liabilities	1,609	2,270	1,608

Net Deferred Tax Asset	$4,349	$1,294	$3,006

NOTE 14 - Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $9,922,000 at March 31, 2005 and $8,537,000 at December 31, 2004.

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

          At March 31, 2005, outstanding documentary and standby letters of credit totaled $6,495,000 and commitments to extend credit totaled $197,554,000.

NOTE 15 - Commitments and Contingent Liabilities (cont’d.)

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $297,000 and $246,000 for the three months ended March 31, 2005 and 2004, respectively, and $1,128,000 for the year ended December 31, 2004.

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

          The following is a summary of transactions during the periods presented:

	Shares Under Option Plans

	Three Months Ended March 31, 2005	Year Ended December 31, 2004

Outstanding, Beginning of Period	679,578	759,318
Additional Options Granted During the Period	10,000	68,000
Forfeited During the Period	(2,400)	(38,000)
Exercised During the Period	(60,124)	(109,740)

Outstanding, End of Period	627,054	679,578

          Options outstanding at March 31, 2005 have exercise prices between $2.65 to $18.75 per share with a weighted average exercise price of $8.98 and 516,314 shares exercisable.  At March 31, 2005, there remained 634,900 shares reserved for future grants of options under the 1997 Plan.  See Note 1 “Summary of Significant Accounting Policies – Stock Based Compensation” for information regarding the dilutive impact of these stock options.

NOTE 17 - Employee Benefit Plans

401(k) Plan

          The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made no contribution to this plan in 1998 or 1999.  In 2000 through 2004, the Corporation made matching contributions, not to exceed 6% of the employee’s annual compensation, to the participant’s deferrals of compensation up to 100% of the employee contributions.

          The amount expensed in support of the plan was $146,000 and $111,000 during the first three months of 2005 and 2004, respectively, and $490,000 for the year 2004.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan and the expense charged to earnings relating to the Retirement Plan was $72,000 and $44,000 for the first three months of 2005 and 2004, respectively, and $175,000 for the year 2004.

Employment Contracts

          The Chief Executive Officer of the Corporation has entered into a severance agreement providing for salary and fringe benefits in the event of termination for other than cause and under certain changes in control.

NOTE 17 - Employee Benefit Plans (cont’d.)

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

NOTE 18 - Earnings per Share

          The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands), as adjusted to reflect the two-for-one stock split effected on December 31, 2004:

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Net income	$3,013	$2,451	$10,762

Weighted average number of common shares used in Basic EPS	12,377,350	12,304,102	12,326,477
Effect of dilutive stock options	340,779	387,934	352,048

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,718,129	12,692,036	12,678,525

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	March 31,

	2005	2004

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$197,554	$149,455
Standby Letters of Credit	6,495	4,463

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

NOTE 19 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

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

          In the three months ended March 31, 2005, 29,300 shares were purchased by the Corporation pursuant to the stock repurchase plan through the open market.

NOTE 23 - Subsequent Events

          On April 19, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on May 13, 2005 to shareholders of record on April 29, 2005.

          Also on April 19, 2005, the Board of Directors approved a stock purchase plan allowing management to purchase up to 620,467 shares of the Corporation’s common stock over the next twelve months.

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

NOTE 24 - Fair Values of Financial Instruments (cont’d.)

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	March 31,

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$28,823	$28,823	$27,738	$27,738
Federal funds sold and Due From Time	8,998	8,998	43,243	43,243
Securities	214,222	214,222	181,879	181,879
Loans	716,714	707,428	593,271	595,045
Allowance for loan losses	(10,519)	(10,519)	(8,320)	(8,320)
Financial Liabilities:
Deposits	797,558	797,964	656,384	657,919
Short Term Borrowings	109,885	109,748	129,691	129,727
Off-balance Sheet Financial Instruments:
Loan commitments		197,554		149,455
Letters of credit		6,495		4,463

NOTE 25 - Comprehensive Income

          The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2004

	2005	2004

Net Income	$3,013	$2,451	$10,762
Other Comprehensive Income:
Change in unrealized gain (loss) on securities available-for-sale, net of tax (benefit)	(2,001)	1,261	(1,162)

Comprehensive Income	$1,012	$3,712	$9,600

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to our operations, the discussion of allowance for loan losses, and quantitative and qualitative disclosure about market risk.  Our actual results could differ materially from those management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth below under the heading “Factors That May Affect Future Results.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” or “our” refer to the business of Summit Bancshares, Inc. and its consolidated subsidiaries.

Overview

          Our business has been conducted primarily through our wholly-owned subsidiaries, Summit Bank, National Association (the “Bank”), Summit Delaware Financial Corporation and SIA Insurance Agency, Inc. (“SIA”).  The Bank currently operates its branch offices in twelve locations in Tarrant County, Texas.

          At December 31, 2003, the Bank had seven branch offices.  The increase during 2004 was due to the May 2004 acquisition of the four branches of Arlington National Bank and the October 2004 opening of a branch in Euless, Texas.  In May 2004, the Corporation completed its acquisition of ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank (collectively, “ANB”), and ANB’s results of operations have been included in the Corporation’s results of operations since the acquisition date.  On December 31, 2004, the Corporation effected a two-for-one stock split on its common stock payable in the form of a 100% stock dividend, and all share and per share data included herein has been adjusted to reflect the stock split.

          Our results of operations are primarily dependent on net interest income, which is the difference between the income earned on our loans and investment portfolios and our cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by our allowance for loan losses, investment activities, loan servicing fees and other fees.  Our non-interest expense principally consists of salary and benefits, occupancy and equipment expense, business development costs, professional fees, data processing expense and other expenses.

          Net income for the first quarter of 2005 was $3,013,000, an increase of $562,000, or 22.9%, compared to $2,451,000 recorded for the first quarter of 2004.  On a weighted average share basis, net income for the first quarter of 2005 was $0.24 per diluted share as compared to $0.19 per diluted share for the first quarter of 2004, an increase of 26.3%.  The increase in earnings during the first quarter of 2005 over the first three months of 2004 was primarily due to an increase in net interest income (tax equivalent) of $1,950,000.  The increase in net interest income was primarily due to the growth in average loans and the acquisition of ANB Financial Corporation and its wholly owned subsidiary, ANB.   Average loans for the first quarter of 2005, excluding the impact of the ANB acquisition, grew 11.9% compared to the first quarter of 2004.  Including the ANB acquisition, average loans for the first quarter of 2005 were 23.2% more than average loans for the first quarter of 2004.

          Based on an improving economy in our market area and the ANB acquisition, total loans at March 31, 2005 were $716.7 million, which represented an increase of $123.4 million, or 20.8%, over total loans at March 31, 2004 and an increase of $14.1 million, or 2.0% over total loans at December 31, 2004.  Excluding the impact of the ANB acquisition, total loans at March 31, 2005 increased $58.6 million, or 9.9% from March 31, 2004.  Total deposits at March 31, 2005 of $797.6 million increased $141.2 million, or 21.5% from $656.4 million at March 31, 2004 and increased $5.3 million, or 0.7% from $792.3 million at December 31, 2004.  Excluding the impact of the ANB acquisition, total deposits at March 31, 2005 grew $34.9 million, or 5.3% from the prior year period.  Compared to the first quarter of 2004, we experienced growth in every category of deposits during the first quarter of 2005 with the largest growth coming in demand deposits and interest-bearing transaction accounts.  Shareholders’ equity was $74.4 million at March 31, 2005, an increase of $2.9 million, or 4.0%, compared to shareholders’ equity of $71.6 million at March 31, 2004.   See the Statement of Changes in Stockholders’ Equity on page 5 for a detail of the changes.

          The following table shows selected performance ratios for the first quarters of 2005 and 2004 that management believes to be key indicators of our performance:

	Three Months Ended

	2005	2004

Annualized Return on Average Assets (ROAA)	1.23%	1.22%
Annualized Return on Average Shareholders’ Equity (ROAE)	16.16	14.06
Shareholders’ Equity to Assets - Average	7.63	8.68
Dividend Payout Ratio	28.68	35.09
Net Interest Margin (tax equivalent)	4.47	4.36
Efficiency Ratio	59.69	55.94

          The return on average assets ratio is calculated by dividing net income by average total assets for the period.  Management believes our return on average assets ratio of 1.23% for the first quarter of 2005 compares favorably to the return on average assets ratio of other financial institutions in our peer group, which averaged 1.32% in the first quarter of 2005.  Our peer group is comprised of seven (7) other publicly traded bank holding companies headquartered in Texas with assets ranging form $10 billion to $2.4 billion and was selected by our management.

          The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period.  Management believes our return on average shareholders’ equity ratio of 16.16% in the first quarter of 2005 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in our peer group, which averaged 14.73% in the first quarter of 2005.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Management believes our average shareholders’ equity to average assets ratio of 7.63% in the first quarter of 2005 compares favorably to the average shareholders’ equity to average asset ratio of other financial institutions in our peer group, which averaged 8.97% in the first quarter of 2005.

          The shareholders’ equity to assets ratio for the first quarter of 2005 was lower than its historical levels due to the ANB acquisition and the significant increases in assets added in connection therewith.  With the ANB acquisition being a cash acquisition, it resulted in the leveraging of our capital position, thus creating a lower shareholders’ equity to assets ratio than what we have historically reported.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  For the first quarter of 2005, our dividend payout ratio resulted in a yield-to-market price return that compared favorably to our peer group.

          Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.47% in the first quarter of 2005 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which averaged 4.19% in the first quarter of 2005.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 59.69% in the first quarter of 2005 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 58.6% in the first quarter of 2005.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarter of 2005 and 2004 (rates on tax equivalent basis):

	Three Months Ended March 31,

	2005			2004

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$5,195	$31	2.40%	$5,424	$13	0.96%
Investment Securities (Taxable)	212,152	1,926	3.63%	181,189	1,718	3.79%
Investment Securities (Tax-exempt)	8,009	106	5.30%	6,799	89	5.24%
Loans, Net of Unearned Discount(1)	706,902	11,346	6.51%	573,862	8,414	5.90%

Total Earning Assets	932,258	13,409	5.83%	767,274	10,234	5.36%

Non-interest Earning Assets:
Cash and Due From Banks	30,059			25,136
Other Assets	41,164			23,579
Allowance for Loan Losses	(10,327)			(7,980)

Total Assets	$993,154			$808,009

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$235,691	717	1.23%	$196,922	518	1.06%
Savings	168,346	636	1.53%	131,280	385	1.18%
Certificates of Deposit under $100,000 and IRA’s	75,733	449	2.40%	62,048	345	2.24%
Certificates of Deposit $100,000 or more	79,933	529	2.68%	63,786	391	2.47%
Other Time	150	1	3.03%	316	2	2.81%
Other Borrowings	128,174	808	2.56%	101,349	274	1.09%

Total Interest-Bearing Liabilities	688,027	3,140	1.85%	555,701	1,915	1.39%

Non-interest Bearing Liabilities:
Demand Deposits	225,519			179,396
Other Liabilities	4,006			2,796
Shareholders’ Equity	75,602			70,116

Total Liabilities and Shareholders’ Equity	$993,154			$808,009

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$10,269	4.47%		$8,319	4.36%

(1)

Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $390,000 and $334,000 at March 31, 2005 and 2004, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2)	Presented on tax equivalent basis using a federal income tax rate of 34% both years.

          The net interest margin was 4.47% for the first quarter of 2005, which represented an increase of 11 basis points from the first quarter of 2004.  This increase in net interest margin reflected a 47 basis point increase in yield on earning assets from the first quarter of 2004 to the first quarter of 2005, which was partially offset by a 46 basis point increase in rates paid on interest-bearing liabilities from the first quarter of 2004 to the first quarter of 2005.  The increase in net interest margin also reflected more earned income from our investment in earning assets of our non-interest fundings, demand deposits and shareholders’ equity, in the first quarter of 2005 compared to the first quarter of 2004 due to the higher interest rate environment during the first quarter of 2005.

          In the event that our average loans continue to grow during 2005 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank or brokered deposits, which could have a negative impact on our net interest margin.  Therefore, we may experience a slower growth in net interest margin during the second quarter of 2005 as a result of any such borrowings, but will benefit as our investment portfolio and maturing fixed rate loans reprice at higher rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, assuming deposit interest rates do not increase significantly faster than interest rates on earning assets.

Net Interest Income

          Net interest income (tax equivalent) for the first quarter of 2005 was $10,269,000, which represented an increase of $1,950,000, or 23.4%, compared to the first quarter of 2004.  In the first quarter of 2005, tax equivalent interest income increased $3,175,000, or 31.0%, while interest expense increased $1,225,000, or 64.0%, compared to the first quarter of 2004.  The net increase in net interest income resulted from a 21.5% growth in average earning assets for the first quarter of 2005 compared to the first quarter of 2004, along with a 175 basis point increase in market interest rates (as measured by average market rates published in the Wall Street Journal) from June 2004 through March 2005.

          The table below analyzes the increase in net interest income on a fully tax equivalent basis for the three month periods ended March 31, 2005 and 2004.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  The changes in interest due to both rate and volume in the rate/volume analysis table below have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in Thousands)

	1st Qtr. 2005 vs. 1st Qtr. 2004 Increase (Decrease) Due to Changes in:			1st Qtr. 2004 vs. 1st Qtr. 2003 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold	$(1)	$19	$18	$12	$(3)	$9
Investment Securities (Taxable)	292	(84)	208	156	(149)	7
Investment Securities (Tax-exempt)	16	1	17	26	(8)	18
Loans, Net of Unearned Discount	1,935	997	2,932	1,549	(634)	915

Total Interest Income	2,242	933	3,175	1,743	(794)	949

Interest-Bearing Liabilities:
Deposits	376	315	691	159	(178)	(19)
Other Borrowings	35	499	534	175	(57)	118

Total Interest Expense	411	814	1,225	334	(235)	99

Net Interest Income	$1,831	$119	$1,950	$1,409	$(559)	$850

Non-Interest Income

          Non-interest income for the first quarter of 2005 was $1,880,000, which represented an increase of $313,000, or 20.0%, over the first quarter of 2004.  The major component of non-interest income is various charges and fees that we earn on deposit accounts and related services.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended March 31,

	2005	2004	% Change

Service Charges on Deposit Accounts	$982	$906	8.4%
Non-recurring Income	134	167	(19.8)
Other Non-interest Income	764	494	54.7

Total Non-interest Income	$1,880	$1,567	20.0%

          The increase in service charges on deposit accounts during the first quarter of 2005 resulted primarily from the addition of ANB which was partially offset by lower revenue due to the higher earnings credit rate paid on commercial deposit accounts that are on analysis which was driven by the higher interest rate environment for the first quarter of 2005 compared to first quarter 2004.

          The non-recurring income for the first three months of 2005 resulted from an extraordinary payment from PULSE EFT as a participant in that ATM network.  The non-recurring income for the same period of the prior year resulted from the gain on the sale of assets previously carried in Other Assets.

          The increase in other non-interest income in the first quarter of 2005, as compared to the same period last year, is primarily due to increases in mortgage brokerage/origination fees, insurance sales, investment service fees, check card fees and trust fees.

          Mortgage brokerage/origination fees totaled $66,000 in the first quarter of 2005.  Investment service fees were $107,000 for the first quarter of 2005.  Insurance sales, which began in the third quarter of 2003 through the formation of SIA, totaled $25,000 for the three months ended March 31, 2005.  Trust fees, a product previously offered by ANB and now by the Corporation, totaled $70,000 in the first quarter of 2005.

Non-interest Expense

          Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended March 31,

	2005	2004	% Change

Salaries & Employee Benefits	$4,269	$3,368	26.8%
Occupancy Expense - Net	604	438	37.9
Furniture and Equipment Expense	598	495	20.8
Other Real Estate and Foreclosed Asset Expense - Net	3	-0-	100.0
Core Deposit Intangible Amortization	82	-0-	100.0
Other Expenses:
Business Development	248	193	28.5
Insurance - Other	42	63	(33.3)
Legal & Professional Fees	382	179	113.4
Item Processing	200	147	36.1
Taxes - Other	13	18	(27.8)
Postage & Courier	123	101	21.8
Printing & Supplies	107	95	12.6
Regulatory Fees & Assessments	87	67	29.9
Other Operating Expenses	494	366	35.0

Total Other Expenses	1,696	1,229	38.0

Total Non-interest Expense	$7,252	$5,530	31.1%

          Total non-interest expense increased 31.1% in the first quarter of 2005 over the first quarter of 2004, reflecting increases primarily in salaries and benefits, occupancy and equipment, business development expenses, and legal and professional fees.  As a percent of average assets, non-interest expenses were 2.96% in the first quarter of 2005 (annualized) and 2.75% in the same period of 2004.

          The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 59.69% for the first quarter of 2005 compared to 55.94% for the first quarter of 2004.

          The non-interest expenses as a percent of average assets and the efficiency ratio for the first quarter of 2005 are higher than the percentages for the same period last year and our historical ratios due to the higher operating cost of the four locations acquired in the ANB acquisition relative to assets and revenue, the opening of the Euless Branch and the Hulen Motor Bank in late 2004, and the consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

          The increase in salaries and benefits during the first quarter of 2005 compared to the prior year period was due to salary merit increases, additions to staff, increases in the cost of employee healthcare insurance and cost associated with the ANB personnel.  The increase in salaries and benefits in the first quarter of 2005, excluding ANB personnel, was approximately 7.5% compared to the first quarter of the prior year.

          The increase of $166,000 in occupancy expense for the first quarter of 2005 compared to the same period of the prior year was due to the addition of the ANB locations, which added $107,000 to this expense and the opening of the Euless Branch facility and the Hulen Motor Bank in late 2004.

          Equipment expense increased $103,000 in the first quarter of 2005 over the same period last year due to the inclusion of ANB’s expense of $58,000 in 2005.  The increase in equipment expense was also the result of an increase in equipment maintenance.

          Business development expenses increased $55,000 in the first quarter of 2005 compared to the prior year period.  Approximately 20% of the increase is attributable to the addition of ANB.  The remaining increase is primarily due to increases in advertising expense and charitable contributions.

          Legal and professional expenses increased in the first quarter of 2005 compared to the first quarter of 2004 due to expenses incurred in relation to compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance initiatives.

          The increase in item processing expense for the first three months of 2005 compared to the same period of last year is directly related to the addition of ANB and the conversion to a new internet banking system in the third quarter of 2004.

          Other operating expenses in the first quarter of 2005 increased due to the  expenses related to the Company’s processing of certificates for the stock split in December 2004 and expenses directly related to the ANB locations.

Allowance for Loan Losses and Non-Performing Assets

          Our allowance for loan losses was $10,519,000, or 1.47% of total loans, as of March 31, 2005 compared to $8,320,000, or 1.40% of total loans, as of March 31, 2004.   For the three months ended March 31, 2005 and 2004, net charge-offs (recoveries) were (0.02)% and 0.01% of loans, respectively, not annualized.

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended March 31,

	2005	2004

Balance, Beginning of Period	$10,187	$7,784
Provisions, Charged to Income	225	605
Loans Charged-Off	(84)	(137)
Recoveries of Loans Previously Charged-Off	191	68

Net Loans (Charged-Off) Recovered	107	(69)

Balance, End of Period	$10,519	$8,320

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Non-Accrual Loans	$3,294	$2,587	$2,545	$2,832	$2,405
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	-0-	-0-	4	369	7

Total Non-Performing Assets	$3,294	$2,587	$2,549	$3,201	$2,412

As a Percent of:
Total Assets	0.33%	0.26%	0.25%	0.33%	0.28%
Total Loans and Other Real Estate/ Foreclosed Assets	0.46%	0.37%	0.37%	0.48%	0.41%
Loans Past Due 90 days or More and Still Accruing	$-0-	$18	$2,300	$111	$-0-

          At March 31, 2005 the ratio of non-accrual loans to total loans was .46% and non-performing assets represented .46% of loans and other real estate owned/foreclosed assets at the same date.

          As of March 31, 2005, non-accrual loans were comprised of $1,915,000 in commercial loans, $1,153,000 in real estate mortgage loans, $119,000 in interim construction loans and $107,000 in consumer loans.

          As of March 31, 2005, there was no other real estate owned or other foreclosed assets.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Non-Performing Loans	$3,294	$2,587	$2,545	$2,832	$2,405
Criticized Loans	38,110	35,375	40,289	34,218	26,888
Allowance for Loan Losses	10,519	10,187	10,079	9,844	8,320
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	319%	394%	396%	348%	346%
Criticized Loans	28%	29%	25%	29%	31%

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

          Criticized loans at March 31, 2005, loans classified as OAEM, Substandard or Doubtful as noted above, have increased when compared to March 31, 2004.  The majority of the increase from the prior year can be attributed to criticized loans within the ANB portfolio.  The remainder of the increase is due to enhanced classification procedures and the employment of a Chief Credit Officer in the third quarter of 2001 who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as possible.  Management is not aware of any potential loan problems that have not been disclosed to which serious doubt exist as to the ability of the borrower to substantially comply with the present repayment terms and the Corporation does not anticipate any significant losses from these criticized credits.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at March 31, 2005 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within:			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive	Total

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$368,858	$55,525	$45,883	$470,266	$246,448	$716,714
Investment Securities	10,413	10,556	15,568	36,537	177,685	214,222
Federal Funds Sold and Due From Time	8,998	-0-	-0-	8,998	-0-	8,998

Total Earning Assets	388,269	66,081	61,451	515,801	424,133	939,934

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	404,726	-0-	-0-	404,726	-0-	404,726
Certificates of Deposit under $100,000 and IRA’s	6,512	18,632	16,343	41,487	34,147	75,634
Certificates of Deposit $100,000 or More	4,522	22,188	15,454	42,164	42,478	84,642
Short Term Borrowings	69,885	10,000	15,000	94,885	15,000	109,885

Total Interest Bearing Liabilities	485,645	50,820	46,797	583,262	91,625	674,887

Interest Sensitivity Gap	$(97,376)	$15,261	$14,654	$(67,461)	$332,508	$265,047

Cumulative Gap	$(97,376)	$(82,115)	$(67,461)

Periodic Gap to Total Assets	(9.74)%	1.53%	1.47%
Cumulative Gap to Total Assets	(9.74)%	(8.21)%	(6.75)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (6.75%) was reversed to a positive 22.23%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At March 31, 2005, shareholders’ equity totaled $74.4 million, a decrease of ($.1) million, or (.1%), compared to December 31, 2004, and an increase of $2.8 million, or 3.9%, compared to March 31, 2004.  This decrease is primarily due to an increase in the unpledged loss on available-for-sale investment securities plus the impact of the purchase of treasury stock.  During the first quarter of 2005, we repurchased 29,300 shares of Common Stock.  Our ability to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  Our board of directors has authorized the repurchase of up to 5% of our outstanding Common Stock over the twelve-month period beginning April 20, 2004.

          We and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of March 31, 2005 and 2004 (dollars in thousands):

	March 31, 2005		March 31, 2004

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$999,914	$999,384	$860,361	$860,314
Risk Weighted Assets	767,540	767,000	632,617	632,577
Equity Capital (Tier 1)	77,487	78,760	69,626	68,814
Qualifying Allowance for Loan Losses	9,606	9,588	7,913	7,912

Total Capital	$87,093	$88,348	$77,539	$76,726

Leverage Ratio	7.80%	8.05%	8.62%	8.52%
Risk Capital Ratio:
Tier I Capital	10.10%	10.27%	11.01%	10.88%
Total Capital	11.35	11.52	12.26	12.13

          As of March 31, 2005, the Bank exceeded our risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $2.7 million, or .3%, of total assets as of March 31, 2005.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 88.4% of our total deposits at March 31, 2005 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds and certificates of deposit greater than $100,000.   Our loan to deposit ratio averaged 90.0% for the three month period ended March 31, 2005.

          In the event that our average loans continue to grow during 2005 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, our business, results of operations and financial condition could be negatively impacted.

          Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at March 31, 2005 was 5.31%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture date May 3, 2004) of the Corporation.

          On September 15, 2004, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of this line.  At March 31, 2005, $1,750,000 had been borrowed under the line.  The rate on this line at March 31, 2005 was 4.56%.   The purpose of the line was to provide an additional liquidity source and the current amount outstanding was used to help fund the acquisition of ANB.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

          Except as set forth herein, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2004.

          At March 31, 2005, outstanding documentary and standby letters of credit totaled $6,495,000 and commitments to extend credit totaled $197,554,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,175,000 and $175,074,000 at December 31, 2004.  The increase in commitments to extend credit reflects the continued demand for credit facilities in our market.

Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $9,922,000 at March 31, 2005 and $8,537,000 at December 31, 2004.

Subsequent Events

          On April 19, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on May 13, 2005 to shareholders of record on April 29, 2005.

          Also on April 19, 2005, the Board of Directors approved a stock purchase plan authorizing management to purchase up to 620,467 shares of the Corporation’s common stock over the next twelve months.

Critical Accounting Policies

          Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  We have identified our policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  There have been no material changes in our application of accounting policies since December 31, 2004.  We, in consultation with our Audit Committee of the Board of Directors, have reviewed and approved this critical accounting policy, which is further described under the captions “Loan and Allowance for Loan Losses” in Note 1 (“Summary of Significant Accounting Policies”) to the Financial Statements.

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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

          There have been no material changes in market risks faced by the Corporation since December 31, 2004.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2004, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended March 31, 2005.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended March 31, 2005.

          There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                    Not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

               On April 20, 2004, the Board of Directors of the Corporation approved a stock repurchase plan (the “Repurchase Plan”) authorizing the Corporation to purchase up to 615,360 shares of its common stock over the twelve-month period beginning April 20, 2004 through open market purchases or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.  The following table provides information regarding purchases by the Corporation of shares of its common stock during each calendar month of the first quarter of 2005 pursuant to the Repurchase Plan:

Period	Total Number of Shares Purchase	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/05 – 1/31/05	14,000	18.42	69,166	546,194
2/1/05 – 2/28/05	5,300	18.21	74,466	540,894
3/1/05 – 3/31/05	10,000	18.76	84,466	530,894
Total	29,300	18.50	113,766	501,594

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

SUMMIT BANCSHARES, INC.
Registrant

Date: May 10, 2005	By:	/s/ PHILIP E. NORWOOD

Philip E. Norwood, Chairman, President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ BOB G. SCOTT

Bob G. Scott, Executive Vice President and Chief Operating Officer (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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