Form 10-Q
period 2005-06-30
SUMMIT BANCSHARES INC /TX/
filed 2005-08-09
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of common stock, $1.25 par value, outstanding at June 30, 2005 was 12,420,616 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2005 and 2004 and at December 31, 2004	3

	Consolidated Statements of Income for the Six Months Ended June 30, 2005 and 2004 and for the Year Ended December 31, 2004	4

	Consolidated Statements of Income for the Three Months Ended June 30, 2005 and 2004	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2005 and 2004 and for the Year Ended December 31, 2004	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Year Ended December 31, 2004	7

	Notes to Consolidated Financial Statements for the Six Months Ended June 30, 2005 and 2004 and for the Year Ended December 31, 2004	8-21

The June 30, 2005 and 2004 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2004 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,		(Unaudited) December 31, 2004

	2005	2004

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$29,205	$32,899	$27,219
FEDERAL FUNDS SOLD & DUE FROM TIME	9,750	17,551	5,020
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	214,750	214,991	223,351
LOANS – NOTES 4, 14 AND 20
Loans, Net of Unearned Discount	721,161	672,686	702,619
Allowance for Loan Losses	(10,798)	(9,844)	(10,187)

LOANS, NET	710,363	662,842	692,432
PREMISES AND EQUIPMENT – NOTE 5	15,563	15,145	15,749
GOODWILL – NOTE 6	8,997	7,752	8,042
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,338	2,642	2,478
ACCRUED INCOME RECEIVABLE	5,129	4,360	4,814
OTHER REAL ESTATE – NOTE 7	-0-	366	-0-
OTHER ASSETS	12,380	11,160	10,012

TOTAL ASSETS	$1,008,475	$969,708	$989,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$241,643	$218,343	$235,399
Interest-Bearing	562,846	557,347	556,865

TOTAL DEPOSITS	804,489	775,690	792,264
SHORT TERM BORROWINGS – NOTE 9	108,581	106,663	103,972
NOTES PAYABLE – NOTE 10	1,250	2,750	1,750
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372	12,372
ACCRUED INTEREST PAYABLE	800	493	601
OTHER LIABILITIES	3,399	3,041	3,668

TOTAL LIABILITIES	930,891	901,009	914,627

COMMITMENTS AND CONTINGENCIES – NOTES 15, 17, 19 AND 21
SHAREHOLDERS’ EQUITY – NOTES 16, 18 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,420,616, 12,372,498 and 12,359,232 shares issued and outstanding at June 30, 2005 and 2004 and at December 31, 2004, respectively	15,526	7,733	15,449
Capital Surplus	8,036	7,563	7,705
Retained Earnings	55,775	56,211	51,810
Accumulated Other Comprehensive Income – Unrealized Loss on Available-for-Sale Investment Securities, Net of Tax Benefit	(1,753)	(2,227)	(474)
Treasury Stock at Cost (41,000 shares at June 30, 2004)	-0-	(581)	-0-

TOTAL SHAREHOLDERS’ EQUITY	77,584	68,699	74,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,008,475	$969,708	$989,117

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$23,702	$17,800	$39,018
Interest and Dividends on Investment Securities:
Taxable	3,840	3,496	7,409
Exempt from Federal Income Taxes	142	117	260
Interest on Federal Funds Sold and Due From Time	67	88	170

TOTAL INTEREST INCOME	27,751	21,501	46,857

INTEREST EXPENSE
Interest on Deposits	4,984	3,478	7,677
Interest on Short Term Borrowings	1,435	620	1,423
Interest on Notes Payable	43	16	62
Interest on Junior Subordinated Deferrable Debentures	334	76	344

TOTAL INTEREST EXPENSE	6,796	4,190	9,506

NET INTEREST INCOME	20,955	17,311	37,351
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	450	1,005	1,790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,505	16,306	35,561

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,972	1,984	4,248
Gain on Sale of Investment Securities	-0-	-0-	32
Other Income	1,943	1,306	2,962

TOTAL NON-INTEREST INCOME	3,915	3,290	7,242

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	8,717	7,140	15,329
Occupancy Expense - Net	1,264	990	2,206
Furniture and Equipment Expense	1,169	1,060	2,261
Other Real Estate Owned Expense - Net	(11)	15	44
Core Deposit Intangible Amortization	164	55	219
Other Expense – NOTE 12	3,507	2,620	6,131

TOTAL NON-INTEREST EXPENSE	14,810	11,880	26,190

INCOME BEFORE INCOME TAXES	9,610	7,716	16,613
APPLICABLE INCOME TAXES – NOTE 13	3,406	2,669	5,851

NET INCOME	$6,204	$5,047	$10,762

NET INCOME PER SHARE – NOTE 18
Basic	$0.50	$0.41	$0.87
Diluted	0.49	0.40	0.85

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	For the Three Months Ended June 30,

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$12,356	$9,391
Interest and Dividends on Investment Securities:
Taxable	1,914	1,778
Exempt from Federal Income Taxes	72	58
Interest on Federal Funds Sold and Due From Time	36	75

TOTAL INTEREST INCOME	14,378	11,302

INTEREST EXPENSE
Interest on Deposits	2,652	1,837
Interest on Short Term Borrowings	811	345
Interest on Notes Payable	20	16
Interest on Junior Subordinated Deferrable Debentures	173	76

TOTAL INTEREST EXPENSE	3,656	2,274

NET INTEREST INCOME	10,722	9,028
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	225	400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,497	8,628

NON-INTEREST INCOME
Service Charges and Fees on Deposits	990	1,078
Other Income	1,045	645

TOTAL NON-INTEREST INCOME	2,035	1,723

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	4,448	3,772
Occupancy Expense - Net	660	552
Furniture and Equipment Expense	571	565
Other Real Estate Owned Expense - Net	(14)	15
Core Deposit Intangible Amortization	82	55
Other Expense – NOTE 12	1,811	1,391

TOTAL NON-INTEREST EXPENSE	7,558	6,350

INCOME BEFORE INCOME TAXES	4,974	4,001
APPLICABLE INCOME TAXES – NOTE 13	1,783	1,405

NET INCOME	$3,191	$2,596

NET INCOME PER SHARE - NOTE 18
Basic	$0.26	$0.21
Diluted	0.25	0.20

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE  SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004
(Unaudited)

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities	Treasury Stock	Total Share- Holders’ Equity

	Common Stock

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2004	6,152,329	$7,690	$7,421	$52,988	$688	$(103)	$68,684
Stock Options Exercised	37,620	48	142				190
Purchases of Stock Held in Treasury						(581)	(581)
Retirement of Stock Held in Treasury	(3,700)	(5)		(98)		103	-0-
Cash Dividend - $.28 Per Share				(1,726)			(1,726)
Net Income for the Six Months Ended June 30, 2004				5,047			5,047
Securities Available- for-Sale Adjustment					(2,915)		(2,915)

Total Comprehensive Income – NOTE 25							2,132

Balance at June 30, 2004	6,186,249	7,733	7,563	56,211	(2,227)	(581)	68,699
Stock Options Exercised	17,650	21	142				163
Purchases of Stock Held in Treasury						(113)	(113)
Retirement of Stock Held in Treasury	(23,883)	(29)		(665)		694	-0-
Two-for-One Stock Split	6,179,216	7,724		(7,724)			-0-
Cash Dividend - $.28 Per Share				(1,727)			(1,727)
Net Income for the Six Months Ended December 31, 2004				5,715			5,715
Securities Available- for-Sale Adjustment					1,753		1,753

Total Comprehensive Income – NOTE 25							7,468

Balance at December 31, 2004	12,359,232	15,449	7,705	51,810	(474)	-0-	74,490
Stock Options Exercised	90,684	114	331				445
Purchases of Stock Held in Treasury						(542)	(542)
Retirement of Stock Held in Treasury	(29,300)	(37)		(505)		542	-0-
Cash Dividend - $.14 Per Share				(1,734)			(1,734)
Net Income for the Six Months Ended June 30, 2005				6,204			6,204
Securities Available- for-Sale Adjustment					(1,279)		(1,279)

Total Comprehensive Income – NOTE 25							4,925

Balance at June 30, 2005	12,420,616	$15,526	$8,036	$55,775	$(1,753)	-0-	$77,584

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004

	(Unaudited) For the Six Months Ended June 30,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,204	$5,047	$10,762

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	958	770	1,669
Net Premium Amortization of Investment Securities	755	638	1,429
Amortization of Core Deposit Intangible	164	55	219
Provision for Loan Losses	450	1,005	1,790
Deferred Income Taxes Benefit	(173)	(440)	(434)
Net Gain on Sale of Investment Securites	-0-	-0-	(32)
Net Gain From Sale of Other Real Estate & Repossessed Assets	-0-	(69)	(70)
Net Gain From Sale of Premises and Equipment	-0-	(1)	(37)
Net Increase in Accrued Income and Other Assets	(2,007)	(1,724)	(809)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	(70)	(544)	397

Total Adjustments	77	(310)	4,122

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,281	4,737	14,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold and Due From Time	(4,730)	7,207	19,738
Proceeds from Matured and Prepaid Investment Securities Available-for-Sale	92,156	27,621	120,254
Proceeds from Sales of Investment Securities	-0-	80,000	23,233
Purchase of Investment Securities Available-for-Sale	(86,090)	(131,342)	(173,730)
Premium Paid for ANB Financial Corporation (Net of Aquired Cash of $3,871)	-0-	(10,394)	(10,520)
Net Assets Acquired in the Purchase of ANB Financial Corporation	-0-	(2,039)	(2,039)
Net Assets Acquired in the Purchase of Dignum Financial	(976)	-0-	-0-
Loans Originated and Principal Repayments, Net	(18,773)	(59,423)	(89,427)
Recoveries of Loans Previously Charged-Off	392	134	400
Proceeds from Sale of Premises and Equipment	-0-	12	48
Proceeds from Sale of Other Real Estate & Repossessed Assets	-0-	124	892
Purchases of Premises and Equipment	(777)	(546)	(4,509)

NET CASH USED BY INVESTING ACTIVITIES	(18,798)	(88,646)	(115,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	(11,938)	41,709	52,506
Net Increase in Certificates of Deposit	24,163	9,045	14,803
Net Increase in Short Term Borrowings	4,609	24,429	21,738
Net Increase (Decrease) in Note Payable	(500)	2,750	1,750
Proceeds from Issuance of Junior Subordinated Debentures	-0-	12,372	12,372
Payments of Cash Dividends	(1,734)	(1,726)	(3,453)
Proceeds from Stock Options Exercised	445	190	353
Purchases of Treasury Stock	(542)	(581)	(694)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,503	88,188	99,375

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	1,986	4,279	(1,401)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	27,219	28,620	28,620

CASH AND DUE FROM BANKS AT END OF PERIOD	$29,205	$32,899	$27,219

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$6,597	$4,167	$9,199
Income Taxes Paid	3,600	3,240	6,377
Other Real Estate and Other Assets Acquired in Settlement of Loans	-0-	55	321

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first six months of 2005, the average cash balance maintained at the Federal Reserve Bank was $2,633,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $23,004,000 during the same period.

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

	June 30, 2005	December 31, 2004

Net Income, as Reported	$6,204	$10,762
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(139)	(171)

Pro Forma Net Income	$6,065	$10,591

Earnings Per Share:
Basic - as Reported	$0.50	$0.87
Basic - Pro Forma	0.49	0.86
Diluted - as Reported	0.49	0.85
Diluted - Pro Forma	0.48	0.84

           SFAS No. 123(R), “Share-Based Payment (Revised 2004),” among other things, eliminates the ability to account for stock-based compensation  using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  The Corporation will adopt the provisions of this statement on January 1, 2006.  The methodology has not yet been determined.

Advertising Costs

          Advertising costs are expensed as incurred.

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for the periods ended June 30, 2005 and 2004 and for the year ended December 31, 2004 is reported in Note 25, “Comprehensive Income.”

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

NOTE 3 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities as of June 30, 2005 is as follows (in thousands):

	June 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$160,185	$148	$(1,904)	$158,429
U.S. Government Agency Mortgage Backed Securities	40,128	43	(947)	39,224
Obligations of States and Political Subdivisions	8,801	69	(54)	8,816
Community Reinvestment Act Investment Fund	3,000	-0-	(11)	2,989
Other Securities	5,292	-0-	-0-	5,292

Total Available-for-Sale Securities	$217,406	$260	$(2,916)	$214,750

          All investment securities are carried on the consolidated balance sheet as of June 30, 2005 at fair value.  The net unrealized loss of $2,656,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Other Securities category at June 30, 2005 is $4,413,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of June 30, 2005.  The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to .14% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the Federal Home Loan Bank (“FHLB”).  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 - Investment Securities (cont’d.)

A summary of amortized cost and estimated fair values of investment securities as of June 30, 2004 is as follows (in thousands):

	June 30, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$146,369	$585	$(2,066)	$144,888
U.S. Government Agency Mortgage Backed Securities	55,558	57	(1,881)	53,734
Obligations of States and Political Subdivisions	7,016	62	(80)	6,998
Community Reinvestment Act Investment Fund	3,000	-0-	(51)	2,949
Other Securities	6,422	-0-	-0-	6,422

Total Available-for-Sale Securities	$218,365	$704	$(4,078)	$214,991

            All investment securities were carried on the consolidated balance sheet as of June 30, 2004 at fair value.  The net unrealized loss of $3,374,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, was included in Shareholders’ Equity.

          Included in the Other Securities category at June 30, 2004 was $5,444,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which were classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of June 30, 2004.  The Corporation was required at June 30, 2004 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Corporation was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type follow (in thousands):

	June 30,		December 31, 2004

	2005	2004

Commercial and Industrial	$257,362	$249,230	$261,571
Real Estate Mortgage - Commercial	236,142	192,956	224,720
Real Estate Mortgage - Residential	86,558	83,398	82,839
Real Estate - Construction	105,256	104,237	93,558
Loans to Individuals	35,843	42,865	39,931

	721,161	672,686	702,619
Allowance for Loan Losses	(10,798)	(9,844)	(10,187)

Loans - Net	$710,363	$662,842	$692,432

          Loans are net of unearned income of $922,000 and $833,000 at June 30, 2005 and 2004, respectively, and $893,000 at December 31, 2004.

NOTE 4 - Loans and Allowance for Loan Losses (cont’d.)

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Six Months Ended June,		Year Ended December 31, 2004

	2005	2004

Balance, Beginning of Period	$10,187	$7,784	$7,784
Balance Acquired in the Arlington National Bank Acquisition	-0-	1,254	1,254
Provisions, Charged to Income	450	1,005	1,790
Loans Charged-Off	(231)	(333)	(1,041)
Recoveries of Loans Previously Charged-Off	392	134	400

Net Loans (Charged-Off) Recovered	161	(199)	(641)

Balance, End of Period	$10,798	$9,844	$10,187

          The provisions for loan losses charged to operating expenses during the six months ended June 30, 2005 and June 30, 2004 of $450,000 and $1,005,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2004, a provision of $1,790,000 was recorded.

          At June 30, 2005, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,623,000 (of which $2,623,000 were on non-accrual status).  The related allowance for loan losses for these loans was $186,000.  The average recorded investment in impaired loans during the six months ended June 30, 2005 was approximately $2,701,000.  For this period, the Corporation recognized no interest income on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	June 30,		December 31, 2004

	2005	2004

Land	$3,038	$3,047	$3,038
Buildings and Improvements	12,356	11,578	12,427
Furniture & Equipment	11,177	11,276	11,864

Total Cost	26,571	25,901	27,329
Less: Accumulated Amortization and Depreciation	11,008	10,756	11,580

Net Book Value	$15,563	$15,145	$15,749

NOTE 6 – Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 3, 2004, the Corporation completed its acquisition of ANB.  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $219,000 and $164,000 has been recorded on the core deposit intangibles for the year ended December 31, 2004 and for the six months ended June 30, 2005, respectively.

          On March 21, 2005, the Corporation completed the acquisition of Dignum Financial Services (“DFS”), a proprietorship engaged in financial planning and management services.  Goodwill of $955,000 was recorded in connection with the acquisition.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	June 30,		December 31, 2004

	2005	2004

Other Real Estate	$-0-	$366	$-0-

          There was no Other Real Estate at June 30, 2005.  There were no direct write-downs of other real estate charged to income for the six months ended June 30, 2005 or June 30, 2004.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2004.

          Included in Other Assets at June 30, 2004 was $4,000 of Other Foreclosed Assets.  The 2004 assets were comprised of motor vehicles.  There were no direct write-downs of these assets for any period during 2004.

NOTE 8 – Deposits

          The book values of deposits by major type follow (in thousands):

	June 30,		December 31, 2004

	2005	2004

Noninterest-Bearing Demand Deposits	$241,643	$218,343	$235,399
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Funds	228,041	263,039	239,773
Savings	157,913	147,355	164,363
Certificates of Deposits under $100,000 and IRA’s	80,357	71,550	72,825
Certificates of Deposits $100,000 or more	96,385	75,087	79,754
Other	150	316	150

Total	562,846	557,347	556,865

Total Deposits	$804,489	$775,690	$792,264

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings are summarized as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Securities Sold Under Repurchase Agreements:
Average Balance	$43,330	$30,995	$33,068
Period-End Balance	38,581	36,663	43,972
Maximum Month-End Balance During Period	49,885	36,663	43,972
Interest Rate:
Average	2.10%	0.52%	0.68%
Period-End	2.43	0.63	1.64
Federal Home Loan Bank Advances:
Average Balance	$64,669	$72,225	$67,732
Period-End Balance	70,000	70,000	60,000
Maximum Month-End Balance During Period	70,000	100,000	100,000
Interest Rate:
Average	2.80%	1.45%	1.65%
Period-End	3.37	1.68	2.11
Federal Funds Purchased:
Average Balance	$559	$3,051	$1,878
Period-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Period	-0-	21,525	21,525
Interest Rate:
Average	2.78%	1.28%	1.45%
Period-End	-0-	-0-	-0-

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At June 30, 2005, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 2.50%, $15.0 million of which matures in 2005, 40.0 million of which matures in 2006 and the remaining $15.0 million of which matures in 2007.  For the six months ended June 30, 2005, the Corporation had average borrowings under the line of credit of $64.7 million.  At June 30, 2004, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 1.65%, $30.0 million of which matured in 2004, $30.0 million of which matures in 2005 and the remaining $10.0 million of which matures in April 2006.  At December 31, 2004, $60.0 million of borrowings were outstanding at an average rate of 2.11%, $40.0 million of which matures during 2005 and $20.0 million of which matures during 2006.  For the year ended December 31, 2004, the Corporation had average borrowings of $67.7 million.

NOTE 10 – Notes Payable

          On September 15, 2004, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  As of June 30, 2005, $1.25 million had been borrowed under this line.  The rate on this line at June 30, 2005 was 5.190%.

NOTE 11 - Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at June 30, 2005 and December 31, 2004 was 5.79% and 4.72%, respectively.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Business Development	$559	$420	$810
Legal and Professional Fees	693	398	1,267
Item Processing	300	271	895
Printing and Supplies	218	183	440
Regulatory Fees and Assessments	165	143	302
Other	1,572	1,205	2,417

Total	$3,507	$2,620	$6,131

NOTE 13 - Income Taxes

          Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	June 30,		December 31, 2004

	2005	2004

Current Tax Asset	$38	$727	$807
Net Deferred Tax Asset	4,078	4,155	3,006

Total Included in Other Assets	$4,116	$4,882	$3,813

          The net deferred tax asset at June 30, 2005 of $4,078,000 included $903,000 related to unrealized losses on Available-for-Sale Securities.

The components of income tax expense were as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Federal Income Tax Expense:
Current	$3,579	$3,109	$6,285
Deferred (Benefit)	(173)	(440)	(434)

Total Federal Income Tax Expense	$3,406	$2,669	$5,851

Effective Tax Rates	35.40%	34.60%	35.00%

NOTE 13 - Income Taxes (cont’d.)

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Federal Income Taxes at Statutory Rate of 35.4%	$3,364	$2,662	$5,783
Effect of Tax Exempt Interest Income	(49)	(42)	(88)
Non-deductible Expenses	113	66	166
Other	(22)	(17)	(10)

Income Taxes Per Income Statement	$3,406	$2,669	$5,851

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,827	$3,396	$3,546
Interest on Non-accrual Loans	119	148	79
Valuation Reserves- Other Real Estate	-0-	15	-0-
Unrealized Losses on Available-for-Sale Securities	903	1,147	244
Deferred Compensation	717	594	596
Net Operating Loss Carryover	129	183	149

Gross Federal Deferred Tax Assets	5,695	5,483	4,614

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,450	1,188	1,466
Accretion	61	29	34
Other	106	111	108

Gross Federal Deferred Tax Liabilities	1,617	1,328	1,608

Net Deferred Tax Asset	$4,078	$4,155	$3,006

NOTE 14 - Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $11,254,000 at June 30, 2005 and $8,537,000 at December 31, 2004.

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

          At June 30, 2005, outstanding documentary and standby letters of credit totaled $6,411,000 and commitments to extend credit totaled $195,308,000.

NOTE 15 - Commitments and Contingent Liabilities (cont’d.)

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $606,000 and $496,000 for the six months ended June 30, 2005 and 2004, respectively, and $1,128,000 for the year ended December 31, 2004.

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

          The following is a summary of transactions during the periods presented:

	Shares Under Option Plans

	Six Months Ended June 30, 2005	Year Ended December 31, 2004

Outstanding, Beginning of Period	679,578	759,318
Additional Options Granted During the Period	10,000	68,000
Forfeited During the Period	(2,400)	(38,000)
Exercised During the Period	(90,684)	(109,740)

Outstanding, End of Period	596,494	679,578

          Options outstanding at June 30, 2005 have exercise prices between $2.78 to $18.75 per share with a weighted average exercise price of $8.63 and 493,754 shares exercisable.  At June 30, 2005, there remained 536,796 shares reserved for future grants of options under the 1997 Plan.  See Note 1 “Summary of Significant Accounting Policies – Stock Based Compensation” for information regarding the dilutive impact of these stock options.

NOTE 17 - Employee Benefit Plans

401(k) Plan

          The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made no contribution to this plan in 1998 or 1999.  In 2000 through 2004, the Corporation made matching contributions, not to exceed 6% of the employee’s annual compensation, to the participant’s deferrals of compensation up to 100% of the employee contributions.  The Corporation’s Board of Directors has approved matching contributions for 2005, not to exceed 6% of the employee’s annual compensation.

          The amount expensed in support of the plan was $294,000 and $267,000 during the first six months of 2005 and 2004, respectively, and $490,000 for the year 2004.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan and the expense charged to earnings relating to the Retirement Plan was $227,000 and $85,000 for the first six months of 2005 and 2004, respectively, and $175,000 for the year 2004.

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

NOTE 17 - Employee Benefit Plans (cont’d.)

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

NOTE 18 - Earnings per Share

          The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands), as adjusted to reflect the two-for-one stock split effected on December 31, 2004:

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Net income	$6,204	$5,047	$10,762

Weighted average number of common shares used in Basic EPS	12,397,580	12,312,354	12,326,477
Effect of dilutive stock options	328,431	352,264	352,048

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,726,011	12,664,618	12,678,525

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	June 30,

	2005	2004

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$195,308	$170,148
Standby Letters of Credit	6,411	5,327

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

NOTE 22 - Stock Repurchase Plan

          On April 19, 2005, the Board of Directors of the Corporation approved a stock repurchase plan.  The plan authorized management to purchase up to 620,467 shares of the Corporation’s common stock over the next twelve months through the open market or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.

          In the six months ended June 30, 2005, 29,300 shares were purchased and retired by the Corporation pursuant to the stock repurchase plan.

NOTE 23 - Subsequent Events

          On July 19, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on August 15, 2005 to shareholders of record on August 1, 2005.

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

NOTE 24 - Fair Values of Financial Instruments (cont’d.)

          The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	June 30,

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$29,205	$29,205	$32,899	$32,899
Federal funds sold and due from time	9,750	9,750	17,551	17,551
Securities	214,750	214,750	214,991	214,991
Loans	721,161	710,260	672,686	677,903
Allowance for loan losses	(10,798)	(10,798)	(9,844)	(9,844)
Financial Liabilities:
Deposits	804,489	804,800	775,690	777,158
Short term borrowings	122,203	122,345	121,785	122,019
Off-balance Sheet Financial Instruments:
Loan commitments		195,308		170,148
Letters of credit		6,411		5,327

NOTE 25 - Comprehensive Income

          The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2004

	2005	2004

Net Income	$6,204	$5,047	$10,762
Other Comprehensive Income:
Change in unrealized gain (loss) on securities available-for-sale, net of tax (benefit)	(1,279)	(2,915)	(1,162)

Comprehensive Income	$4,925	$2,132	$9,600

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to our operations, the discussion of allowance for loan losses, and quantitative and qualitative disclosure about market risk.  Our actual results could differ materially from those management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the results described in the forward-looking statements contained in this Quarterly Report on Form 10-Q, is set forth below under the heading “Factors That May Affect Future Results.”  These risk factors and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” or “our” refer to the business of Summit Bancshares, Inc. and its consolidated subsidiaries.

Overview

          Our business has been conducted primarily through our wholly-owned subsidiaries, Summit Bank, National Association (the “Bank”), SBI Trust, Summit Delaware Financial Corporation and SIA Insurance Agency, Inc. (“SIA”).  The Bank currently operates its branch offices in twelve locations in Tarrant County, Texas.

          At December 31, 2003, the Bank had seven branch offices.  Five branch offices were added in 2004 with the May 2004 acquisition of the four branches of Arlington National Bank and the October 2004 opening of a branch in Euless, Texas.  In May 2004, the Corporation completed its acquisition of ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank (collectively, “ANB”), and ANB’s results of operations have been included in the Corporation’s results of operations since the acquisition date.  On December 31, 2004, the Corporation effected a two-for-one stock split on its common stock payable in the form of a 100% stock dividend, and all share and per share data included herein has been adjusted to reflect the stock split.

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

          Net income for the second quarter of 2005 was $3,191,000, an increase of $595,000, or 22.9%, compared to $2,596,000 recorded for the second quarter of 2004.  On a weighted average share basis, net income for the second quarter of 2005 was $0.25 per diluted share as compared to $0.20 per diluted share for the second quarter of 2004, an increase of 25.0%.  Net income for the first six months of 2005 was $6,204,000, an increase of $1,157,000, or 22.9%, compared to net income of $5,047,000 for the first six months of 2004.  On a weighted average share basis, net income for the first six months of 2005 was $.49 per diluted share compared to $.40 per diluted share for the first six months of 2004.  The increase in earnings during the second quarter of 2005 and for the first six months of 2005 was largely due to an increase in net interest income (tax equivalent) of $1,702,000, or 18.8%, for the second quarter of 2005 over the second quarter of 2004 and $3,652,000, or 21.0%, for the first six months of 2005 over the first six months of 2004.  The increase in net interest income was primarily due to the growth in loans and an increase in the yield on loans.

          Based on continuing economic growth in our market area, total loans at June 30, 2005 were $721.2 million, which represented an increase of $18.5 million, or 2.6%, over total loans at December 31, 2004 and an increase of $48.5 million, or 7.2%, over total loans at June 30, 2004. Average total loans for the second quarter of 2005 were 12.5% higher compared with the second quarter last year.  Excluding the impact of the ANB acquisition, average total loans for the second quarter of 2005 were 9.4% more than the second quarter of 2004.  Average total loans for the six months ended June 30, 2005 were 17.6% higher than for the six months ended June 30, 2004.  Excluding the impact of the ANB acquisition, average total loans for the six months ended June 30, 2005 were 10.6% higher than for the same period in 2004.

          Total deposits were $804.5 million at June 30, 2005, an increase of $12.2 million, or 1.5%, from December 31, 2004 and an increase of $28.8 million, or 3.7%, from $775.7 million at June 30, 2004.   Average total deposits for the second quarter of 2005 were 9.4% higher compared with the second quarter last year.  Excluding the impact of the ANB acquisition, average total deposits for the second quarter of 2005 were 9.4% more than the second quarter of 2004.  Average total deposits for the six months ended June 30, 2005 were 16.1% higher than for the six months ended June 30, 2004.  Excluding the impact of the ANB acquisition, average total deposits for the six months ended June 30, 2005 were 7.5% higher than for the same period in 2004.  Compared to the second quarter of 2004, we experienced growth in every category of deposits, for the second quarter of 2005, except for interest-bearing transaction accounts and money market funds.  The most significant growth was in demand deposits and certificates of deposit.

          Shareholders’ equity was $77.6 million at June 30, 2005, an increase of $3.1 million, or 4.2%, from December 31, 2004 and an increase of $8.9 million, or 12.9%, from June 30, 2004.   See the Consolidated Statements of Changes in Shareholders’ Equity on page 6 for a detail of the changes.

          The following table shows selected performance ratios for the first six months of 2005 and 2004 that management believes to be key indicators of the Corporation’s overall financial performance:

	Six Months Ended

	2005	2004

Annualized Return on Average Assets (ROAA)	1.25%	1.17%
Annualized Return on Average Shareholders’ Equity (ROAE)	16.44	14.43
Shareholders’ Equity to Assets - Average	7.61	8.11
Dividend Payout Ratio	27.95	34.20
Net Interest Margin (tax equivalent)	4.52	4.27
Efficiency Ratio	59.37	57.48

          The return on average assets ratio is calculated by dividing net income by average total assets for the period.  Management believes our return on average assets ratio of 1.25% for the first six months of 2005 compares favorably to the return on average assets ratio of other financial institutions in our selected peer group, which averaged 1.34% for the first six months of 2005.  Our selected peer group is comprised of seven other publicly traded bank holding companies headquartered in Texas with assets ranging from $10 billion to $2.4 billion and was selected by our management.

          The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period.  Management believes our return on average shareholders’ equity ratio of 16.44% in the first six months of 2005 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in our peer group, which averaged 14.62% for the first six months of 2005.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Management believes our average shareholders’ equity to average assets ratio of 7.61% for the first six months of 2005 compares favorably to the average shareholders’ equity to average asset ratio of other financial institutions in our peer group, which averaged 9.20% in the first six months of 2005.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  For the first six months of 2005, our dividend payout ratio resulted in a yield-to-market price return that compared favorably to our peer group.

          Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.52% in the first six months of 2005 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which averaged 4.20% in the first six months of 2005.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income on a tax equivalent basis for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 59.37% in the first six months of 2005 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 58.6% in the first six months of 2005.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarter of 2005 and 2004 (rates on tax equivalent basis):

	Three Months Ended June 30,

	2005			2004

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$4,891	$36	2.95%	$31,177	$75	0.96%
Investment Securities (Taxable)	208,367	1,914	3.67%	190,212	1,778	3.76%
Investment Securities (Tax-exempt)	8,458	110	5.20%	6,760	88	5.26%
Loans, Net of Unearned Discount(1)	723,535	12,356	6.85%	642,935	9,391	5.87%

Total Earning Assets	945,251	14,416	6.12%	871,084	11,332	5.23%

Non-interest Earning Assets:
Cash and Due From Banks	30,139			28,813
Other Assets	42,973			35,256
Allowance for Loan Losses	(10,683)			(9,323)

Total Assets	$1,007,680			$925,830

Interest-Bearing Liabilities:
Interest-Bearing Transaction
Accounts and Money Market Funds	$231,313	797	1.38%	$238,697	637	1.07%
Savings	162,065	704	1.74%	143,322	408	1.15%
Certificates of Deposit under $100,000 and IRA’s	78,105	522	2.68%	68,459	366	2.15%
Certificates of Deposit $100,000 or more	87,272	628	2.89%	71,019	424	2.40%
Other Time	150	1	2.67%	316	2	2.87%
Other Borrowings	128,684	1,004	3.13%	121,193	437	1.45%

Total Interest-Bearing Liabilities	687,589	3,656	2.13%	643,006	2,274	1.42%

Non-interest Bearing Liabilities:
Demand Deposits	239,127			207,815
Other Liabilities	4,389			4,426
Shareholders’ Equity	76,575			70,583

Total Liabilities and Shareholders’ Equity	$1,007,680			$925,830

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$10,760	4.57%		$9,058	4.18%

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $446,000 and $400,000 at June 30, 2005 and 2004, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis using a federal income tax rate of 34% both years.

Summary of Earning Assets and Interest-Bearing Liabilities (cont’d.)

          The net interest margin was 4.57% for the second quarter of 2005, which represented an increase of 39 basis points from the second quarter of 2004.  This increase in net interest margin reflected an 89 basis point increase in yield on earning assets from the second quarter of 2004 to the second quarter of 2005, which was partially offset by a 71 basis point increase in rates paid on interest-bearing liabilities from the second quarter of 2004 to the second quarter of 2005.  The increase in net interest margin also reflected an increase in the volume of loans, up $80.6 million, or 12.5%, over the second quarter of 2004 and increases in non-interest bearing funding sources, such as demand deposits and shareholders’ equity.   Average demand deposits were $239.1 million in the second quarter of 2005, an increase of $31.3 million, or 15.1%, over the second quarter of 2004.

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first six months of 2005 and 2004 (rates on tax equivalent basis):

	Six Months Ended June 30,

	2005			2004

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$5,042	$67	2.68%	$18,300	$88	0.96%
Investment Securities (Taxable)	210,249	3,840	3.65%	185,701	3,496	3.77%
Investment Securities (Tax-exempt)	8,235	216	5.25%	6,779	178	5.27%
Loans, Net of Unearned Discount(1)	715,265	23,702	6.68%	608,398	17,805	5.89%

Total Earning Assets	938,791	27,825	5.98%	819,178	21,567	5.29%

Non-interest Earning Assets:
Cash and Due From Banks	30,099			26,975
Other Assets	42,073			29,417
Allowance for Loan Losses	(10,506)			(8,651)

Total Assets	$1,000,457			$866,919

Interest-Bearing Liabilities:
Interest-Bearing Transaction
Accounts and Money Market Funds	$233,490	1,514	1.31%	$217,810	1,155	1.07%
Savings	165,188	1,340	1.64%	137,301	793	1.16%
Certificates of Deposit under $100,000 and IRA’s	76,082	971	2.57%	65,254	711	2.19%
Certificates of Deposit $100,000 or more	84,466	1,157	2.76%	67,402	815	2.43%
Other Time	150	2	2.69%	316	4	2.84%
Other Borrowings	128,430	1,812	2.85%	111,271	712	1.29%

Total Interest-Bearing Liabilities	687,806	6,796	1.99%	599,354	4,190	1.41%

Non-interest Bearing Liabilities:
Demand Deposits	232,361			193,605
Other Liabilities	4,199			3,610
Shareholders’ Equity	76,091			70,350

Total Liabilities and Shareholders’ Equity	$1,000,457			$866,919

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$21,029	4.52%		$17,377	4.27%

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $836,000 and $734,000 at June 30, 2005 and 2004, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis using a federal income tax rate of 34% both years.

          The net interest margin was 4.52% for the six months ended June 30, 2005 which represented a 25 basis point increase over the net interest margin of 4.27% for the six months ended June 30, 2004.  The increase in net interest margin reflected a 69 basis point increase in yield on earning assets from the first six months of 2004 to the first six months of 2005, which was partially offset by a 58 basis point increase in rates paid on interest-bearing liabilities from the first six months of 2004 to the first six months of 2005.  The increase in net interest margin also reflected an increase in the volume of loans, up $106.9 million, or 17.6%, over the first six months of 2004 and increases in non-interest bearing funding sources, such as, demand deposits and shareholders’ equity.   Average demand deposits were $232.4 million in the first half of 2005, an increase of $38.8 million, or 20.0%, over the first half of 2004.

          In the event that our average loans continue to grow during the second half of 2005 and we are unable to fund such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank or brokered deposits, which could have a material negative impact on our net interest margin.  In this event, we may experience a slower growth in net interest margin during the second half of 2005 as a result of any such borrowings, but expect to benefit as our investment portfolio and maturing fixed rate loans reprice at higher rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, assuming deposit interest rates do not increase significantly faster than interest rates on earning assets.

Net Interest Income

          Net interest income (tax equivalent) for the second quarter of 2005 was $10,760,000, which represented an increase of $1,702,000, or 18.8%, compared to the second quarter of 2004.  In the second quarter of 2005, tax equivalent interest income increased $3,084,000, or 27.2%, while interest expense increased $1,382,000, or 60.8%, compared to the second quarter of 2004.  The  increase in net interest income resulted from a 8.5% increase in average earning assets for the second quarter of 2005 compared to the second quarter of 2004, along with a 225 basis point increase in market interest rates (as measured by average market rates published in the Wall Street Journal) from June 2004 through June 2005.

           Net interest income (tax equivalent) for the first six months of 2005 was $21,029,000, which represented an increase of $3,652,000, or 21.0%, compared to the first six months of 2004.  In the first half of 2005, tax equivalent interest income increased $6,258,000, or 29.0%, while interest expense increased $2,606,000, or 62.2% compared to the first half of 2004.  The increase in net interest income reflected a 14.6% increase in average earning assets for the first six months of 2005 compared to the first six months of 2004.

          The table below summarizes the effects of changes in interest rates and average volumes of earning assets and interest-bearing liabilities on net interest income (tax equivalent) for the three and six month periods ended June 30, 2005 and 2004.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in Thousands)

	2nd Qtr. 2005 vs. 2nd Qtr. 2004 Increase (Decrease) Due to Changes in:			Six Months 2005 vs. Six Months 2004 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold	$(63)	$24	$(39)	$(64)	$43	$(21)
Investment Securities (Taxable)	170	(34)	136	462	(118)	344
Investment Securities (Tax-exempt)	23	(1)	22	38	-0-	38
Loans, Net of Unearned Discount	1,181	1,784	2,965	3,119	2,778	5,897

Total Interest Income	1,311	1,773	3,084	3,555	2,703	6,258

Interest-Bearing Liabilities:
Deposits	180	635	815	562	944	1,506
Other Borrowings	27	540	567	109	991	1,100

Total Interest Expense	207	1,175	1,382	671	1,935	2,606

Net Interest Income	$1,104	$598	$1,702	$2,884	$768	$3,652

Non-Interest Income

          The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Service Charges on Deposit Accounts	$990	$1,078	(8.2)%	$1,972	$1,984	(0.6)%
Non-recurring Income	-0-	-0-	-0-	134	167	(19.8)
Other Non-interest Income	1,045	645	62.0	1,809	1,139	58.8

Total Non-interest Income	$2,035	$1,723	18.1%	$3,915	$3,290	19.0%

          Non-interest income for the second quarter of 2005 was $2,035,000, which represented an increase of $312,000, or 18.1%, over the second quarter of 2004.  Non-interest income for the six months ended June 30, 2005 was $3,915,000, which represented an increase of $625,000, or 19.0%, over the six months ended June 30, 2004.  The most significant component of non-interest income is the various charges and fees that we earn on deposit accounts and related services.

          Service charges and fees on deposits were $990,000 for the second quarter of 2005, a decrease of $88,000, or 8.2%, from the second quarter of 2004.  The decrease was largely the result of a reduction in fees earned on commercial accounts that are on account analysis. Service charges and fees on deposits were $1,972,000 for the first six months of 2005, a slight decrease (0.6%) from the first six months of 2004.   For the first six months of 2005, the decrease in revenue from commercial deposit accounts that are on account analysis was largely offset by fees from “overdraft privilege” services.  The decrease in commercial deposit account analysis income for the second quarter of 2005 and the first half of 2005 was driven by the higher interest rate environment for the first half of 2005 compared to first half of 2004 which provided commercial customers higher credits for funds on deposit.

          The non-recurring non-interest income for the first six months of 2005 resulted from an extraordinary payment from PULSE EFT as a participant in that ATM network.  The non-recurring income for the same period of the prior year resulted from the gain on the sale of assets previously carried in Other Assets.

          The increase in other non-interest income for the second quarter of 2005 and the first six months of 2005 as compared to the same periods last year is primarily due to increases in investment services fees, gains on the sale of student loans and trust income.  There were also increases for both periods in merchant card processing income and check card fees.  The increases in various components of other non-interest income were partially offset by lower levels of  ATM fees.

          Investment services fees were $225,000 for the second quarter of 2005, an increase of $144,000, or 177.8%, over the second quarter of 2004.  For the first six months of 2005, investment services fees were $332,000, an increase of $166,000, or 100.0%, over the same period in 2004.  Gains on the sale of student loans were $183,000 and $239,000 for the second quarter of 2005 and the first six months of 2005, respectively.  There were no gains on the sale of student loans recorded in the first six months of 2004.  Trust income was $85,000 and $155,000 for the second quarter of 2005 and the first six months of 2005, respectively.  Trust income was  $35,000 for the second quarter and first six months of 2004.   Trust services, a product previously offered by ANB, are now provided by the Corporation.

Non-interest Expense

          The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	% Change	2005	2004	% Change

Salaries & Employee Benefits	$4,448	$3,772	17.9%	$8,717	$7,140	22.1%
Occupancy Expense - Net	660	552	19.6	1,264	990	27.7
Furniture and Equipment Expense	571	565	1.1	1,169	1,060	10.3
Other Real Estate and Foreclosed Asset Expense - Net	(14)	15	(193.3)	(11)	15	(173.3)
Core Deposit Intangible Amortization	82	55	49.1	164	55	198.2
Other Expenses:
Business Development	311	227	37.0	559	420	33.1
Insurance - Other	53	71	(25.4)	95	134	(29.1)
Legal & Professional Fees	311	219	42.0	693	398	74.1
Item Processing	100	124	(19.4)	300	271	10.7
Taxes - Other	31	15	106.7	44	33	33.3
Postage & Courier	111	116	(4.3)	234	217	7.8
Printing & Supplies	111	88	26.1	218	183	19.1
Regulatory Fees & Assessments	78	76	2.6	165	143	15.4
Other Operating Expenses	705	455	54.9	1,199	821	46.0

Total Other Expenses	1,811	1,391	30.2	3,507	2,620	33.9

Total Non-interest Expense	$7,558	$6,350	19.0%	$14,810	$11,880	24.7%

          Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  Total non-interest expense increased 19.0% in the second quarter of 2005 over the second quarter of 2004.  As a percent of average assets, non-interest expenses were 3.01% in the second quarter of 2005 (annualized) and 2.76% in the same period of 2004.  Total non-interest expenses for the first six months of 2005 were 24.7% higher than the first six months of 2004.  The higher levels of non-interest expense were largely the result of increases in salaries and benefits, occupancy and equipment, business development expenses, and legal and professional fees.

          The “efficiency ratio” (non-interest expenses divided by the sum of total non-interest income plus net interest income on a tax equivalent basis) was 59.07% for the second quarter of 2005 compared to 58.90% for the second quarter of 2004.

          The increases in salaries and benefits during the second quarter of 2005 and the first six months of 2005 compared to the same periods in the prior year were due to salary merit increases, increases in the cost of employee benefits and costs associated with the ANB personnel.   Salaries and benefits expenses attributable to the ANB personnel were $458,000 and $987,000 for the second quarter of 2005 and for the first six months of 2005, respectively.

          Net occupancy expense increased $108,000 and $274,000 for the second quarter of 2005 and the first six months of 2005, respectively, compared to the same periods in 2004.  The increase in occupancy expense was largely the result of opening new facilities (the Euless branch and the Hulen motor bank) in late 2004 and the addition of the ANB locations.  Net occupancy expense attributable to the ANB locations was $109,000 and $215,000 for the second quarter of 2005 and the first six months of 2005, respectively.  Net occupancy expense related to the ANB locations was $80,000 in both the second quarter of 2004 and the first six months of 2004.

          Business development expenses increased $84,000 and $139,000 for the second quarter of 2005 and the first six months of 2005, respectively, compared to the same periods in 2004.  The increases result from higher levels of advertising and charitable contributions.

          Legal and professional fees increased $92,000 and $295,000 for the second quarter of 2005 and the first six months of 2005, respectively, compared to the same periods in 2004.  The increases primarily reflected expenses incurred in relation to compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance initiatives.

Allowance for Loan Losses and Non-Performing Assets

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Balance, Beginning of Period	$10,519	$8,320	$10,187	$7,784
Balance Acquired in the Arlington National Bank Acquisition	-0-	1,254	-0-	1,254
Provisions, Charged to Income	225	400	450	1,005
Loans Charged-Off	(147)	(196)	(231)	(333)
Recoveries of Loans Previously Charged-Off	201	66	392	134

Net Loans (Charged-Off) Recovered	54	(130)	161	(199)

Balance, End of Period	$10,798	$9,844	$10,798	$9,844

          Our allowance for loan losses was $10,798,000, or 1.50% of total loans, as of June 30, 2005 compared to $9,844,000, or 1.46% of total loans, as of June 30, 2004.   For the six months ended June 30, 2005 and 2004, net charge-offs (recoveries) were (0.02)% and 0.03% of loans, respectively, not annualized.

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004

Non-Accrual Loans	$3,372	$3,294	$2,587	$2,545	$2,832
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	-0-	-0-	-0-	4	369

Total Non-Performing Assets	$3,372	$3,294	$2,587	$2,549	$3,201

As a Percent of:
Total Assets	0.34%	0.33%	0.26%	0.25%	0.33%
Total Loans and Other Real Estate/ Foreclosed Assets	0.47%	0.46%	0.37%	0.37%	0.48%
Loans Past Due 90 days or More and Still Accruing	$36	$-0-	$18	$2,300	$111

          At June 30, 2005, the ratio of non-accrual loans to total loans was .47% and non-performing assets represented .47% of loans and other real estate owned/foreclosed assets at the same date.

          As of June 30, 2005, non-accrual loans were comprised of $1,981,000 in commercial loans, $960,000 in real estate mortgage loans, $337,000 in interim construction loans and $94,000 in consumer loans.

          As of June 30, 2005, there was no other real estate owned or other foreclosed assets.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004

Non-Performing Loans	$3,372	$3,294	$2,587	$2,545	$2,832
Criticized Loans	35,580	38,110	35,375	40,289	34,218
Allowance for Loan Losses	10,798	10,519	10,187	10,079	9,844
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	320%	319%	394%	396%	348%
Criticized Loans	30%	28%	29%	25%	29%

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

          Total criticized loans at June 30, 2005, loans classified as OAEM, Substandard or Doubtful as noted above, have increased compared to June 30, 2004.  However as a percentage of total loans, criticized loans have decreased from 5.1% as of June 30, 2004 to 4.9% as of June 30, 2005.  The allowance for possible loan losses as a percentage of criticized loans has increased from 28.8% as of June 30, 2004 to 30.3% as of June 30, 2005.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as practicable.  Management is not aware of any potential loan problems that have not been disclosed to which serious doubt exists as to the ability of the borrower to substantially comply with the present repayment terms and the Corporation does not anticipate any significant losses from these criticized loans.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at June 30, 2005 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non -interest Sensitive	Total

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$369,182	$49,341	$50,985	$469,508	$251,653	$721,161
Investment Securities	11,369	9,210	18,237	38,816	175,934	214,750
Federal Funds Sold and Due From Time	9,750	-0-	-0-	9,750	-0-	9,750

Total Earning Assets	390,301	58,551	69,222	518,074	427,587	945,661

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	385,954	-0-	-0-	385,954	-0-	385,954
Certificates of Deposit under $100,000 and IRA’s	4,001	17,529	22,637	44,167	36,190	80,357
Certificates of Deposit $100,000 or More	3,437	17,786	29,649	50,872	45,663	96,535
Short Term Borrowings	48,581	5,000	30,000	83,581	25,000	108,581

Total Interest Bearing Liabilities	441,973	40,315	82,286	564,574	106,853	671,427

Interest Sensitivity Gap	$(51,672)	$18,236	$(13,064)	$(46,500)	$320,734	$274,234

Cumulative Gap	$(51,672)	$(33,436)	$(46,500)

Periodic Gap to Total Assets	(5.12)%	1.81%	(1.30)%
Cumulative Gap to Total Assets	(5.12)%	(3.32)%	(4.61)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (4.61%) was reversed to a positive 28.26% “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At June 30, 2005, shareholders’ equity totaled $77.6 million, an increase of $3.1 million, or 4.2%, compared to December 31, 2004, and an increase of $8.9 million, or 12.9%, compared to June 30, 2004.  These increases are primarily due to net income exceeding the amount of dividends paid, the change in the unrealized loss on available for sale securities and the repurchases of outstanding shares of our Common Stock.  On April 19, 2005, our Board of Directors authorized the repurchase of up to 620,467 shares of our Common Stock over the twelve-month period beginning April 19, 2005.  During the first six months of 2005, we repurchased and retired 29,300 shares of our Common Stock.  Our ability to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates repurchasing additional shares of its outstanding Common Stock as conditions permit.

          The consolidated Corporation and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the consolidated Corporation’s and the Bank’s compliance with the capital adequacy guidelines as of June 30, 2005 and 2004 (dollars in thousands):

	June 30, 2005		June 30, 2004

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A

Total Assets	$1,008,475	$1,008,057	$969,708	$969,280
Risk Weighted Assets	773,286	773,248	723,022	722,596
Equity Capital (Tier 1)	79,991	80,672	72,430	74,512
Qualifying Allowance for Loan Losses	9,680	9,680	9,048	9,042

Total Capital	$89,671	$90,352	$81,478	$89,671

Leverage Ratio	7.93%	8.10%	7.91%	8.17%
Risk Capital Ratio:
Tier I Capital	10.34%	10.43%	10.02%	10.31%
Total Capital	11.60	11.68	11.27	11.56

          As of June 30, 2005, the consolidated Corporation and the Bank each exceeded the risk-based capital and leverage requirements set by regulatory authorities, as applicable, and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $11.5 million, or 1.1%, of total assets as of June 30, 2005.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank also has funds available to the Bank under approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 88.0% of our total deposits at June 30, 2005 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds, certificates of deposit greater than $100,000 and brokered deposits.  As of June 30, 2005, brokered deposits were $198,000 or less than .1% of total deposits.   Our loan to deposit ratio averaged 90.3% for the six month period ended June 30, 2005.

          In the event that our average loans continue to grow during the second half of 2005 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, our business, results of operations and financial condition could be materially negatively impacted.

          Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation with an aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at June 30, 2005 was 5.79%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

          On September 15, 2004, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank owned by the Corporation and matures on September 15, 2005, whereupon, if balances are outstanding, the line converts to a term note with a five year term.  The Corporation is not required to pay a fee for any unused portion of this line.  At June 30, 2005, $1,250,000 had been borrowed under the line.  The rate on this line at June 30, 2005 was 5.19%.   The purpose of the line is to provide an additional liquidity source and the current amount outstanding was used to help fund the acquisition of ANB.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

          Except as set forth herein, there have been no material changes outside the ordinary course of business in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2004.

          At June 30, 2005, outstanding documentary and standby letters of credit totaled $6,411,000 and commitments to extend credit totaled $195,308,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,175,000 and $175,074,000, respectively, at December 31, 2004.  The increase in commitments to extend credit reflects the continued demand for credit facilities in our market.

Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties and all loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $11,254,000 at June 30, 2005 and $8,537,000 at December 31, 2004.

Subsequent Events

          On July 20, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on August 15, 2005 to shareholders of record on August 1, 2005.

Critical Accounting Policies

          Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  We have identified our policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  There have been no material changes in our application of this critical accounting policy since December 31, 2004.  We, in consultation with our Audit Committee of the Board of Directors, have reviewed and approved this critical accounting policy, which is further described under the caption “Loans and Allowance for Loan Losses” in Note 1 (“Summary of Significant Accounting and Reporting Policies”) to the Financial Statements.

          Evaluations of this critical accounting policy are inherently subjective because, even though they are based on objective data, management’s interpretation of the data determines the amount of the appropriate allowance.  Therefore, from time to time (but at least quarterly), management reviews the actual performance and write-off history of the loan portfolio and compares that to previously determined allowance coverage percentages.  In this manner, management evaluates the impact the previously mentioned variables may have had on the loan portfolio to determine what changes, if any, should be made to the assumptions and analyses.  Recent analysis has indicated that projections of estimated losses inherent in the loan portfolio have approximated actual write-off experience.

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

Factors That May Affect Future Results

          This Quarterly Report on Form 10-Q contains forward-looking statements concerning the business, results of operations and financial condition of the Corporation and our subsidiaries.  The forward-looking statements are based upon management’s current expectations and assumptions about future events.  Such expectations and assumptions have been expressed in good faith, and management believes that there is a reasonable basis for them.

          A number of risks and uncertainties could cause our actual results to differ materially from the results described in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These risks and uncertainties include, without limitation:

•	Changes in, or the effects of, competition for our products and services;

•	Our ability to effectively manage interest rate risk and other market, credit and operation risks;

•	Changes in the financial condition of the Corporation’s borrowers;

•	Our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

•	The costs and effects of litigation involving us and of unexpected or adverse outcomes in such litigation;

•	Our ability to successfully integrate, and to achieve anticipated cost savings and revenue enhancements with respect to, acquired businesses and operations;

•	Our ability to attract and retain key employees;

•	Changes in general local, regional and international economic conditions;

•	Changes in, or the effects of, trade, monetary and fiscal policies, laws and regulations, including interest rate policies, of the Federal Reserve Board and other regulatory authorities;

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	Changes in consumer and business spending, borrowing and saving habits;

•	Changes in laws, regulations and policies applicable to us;

•	Technological changes; and

•	Political instability and acts of war or terrorism.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

          There have been no material changes in market risks faced by the Corporation since December 31, 2004.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2004, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity” of that Form 10-K.

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended June 30, 2005.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended June 30, 2005.

          There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                              Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2005, the Board of Directors of the Corporation approved a stock repurchase plan (the “2005 Repurchase Plan”) authorizing the Corporation to purchase up to 620,467 shares of our Common Stock over the twelve-month period beginning April 19, 2005 through open market purchases or in privately negotiated transactions in accordance with all applicable state and federal laws and regulations.  During the first six months of 2005, we repurchased and retired 29,300 shares of our Common Stock.  The Corporation did not purchase any shares of its common stock pursuant to the 2005 Repurchase Plan during the second quarter of 2005.  Our ability to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates repurchasing additional shares of its outstanding Common Stock as conditions permit.

Item 3.   Defaults Upon Senior Securities

                              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Corporation’s 2005 Annual Meeting of Shareholders held on April 19, 2005, the shareholders of the Corporation elected the following directors, constituting the entire Board of Directors of the Corporation, to serve terms expiring at the Corporation’s 2006 Annual Meeting of Shareholders:

	For	Withheld	Abstain

Robert P. Evans	9,734,338	342,611	—
Elliot S. Garsek	8,313,395	1,763,554	—
Ronald J. Goldman	9,732,038	344,911	—
F.S. Gunn	9,571,170	505,779	—
Robert L. Herchert	9,732,038	344,911	—
Jay J. Lesok	9,738,738	338,211	—
William W. Meadows	7,786,375	2,290,574	—
James Murray	9,571,170	505,779	—
Phillip E. Norwood	9,728,838	348,111	—
Byron B. Searcy	9,696,612	380,337	—
Roderick D. Stepp	9,738,738	338,211	—

Item 5.  Other Information

                              Not applicable

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Corporation (incorporated herein by Reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

3.3

Amendment to the Amended and Restated Bylaws of the Corporation adopted by resolution of the Board of Directors of the Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed February 22, 2005)

4.1

Rights Agreement, dated April 17, 1990, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990)

4.2

Amendment No. 1 to Rights Agreement, effective as of April 16, 2000, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

4.3

Junior Subordinated Debt Securities Indenture Agreement dated May 3, 2004 (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

4.4	Junior Subordinated Debt Securities Due 2034 (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT BANCSHARES, INC.
Registrant

Date: August 9, 2005	By:	/s/ PHILIP E. NORWOOD

Philip E. Norwood, Chairman, President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ BOB G. SCOTT

Bob G. SCOTT, Executive Vice President and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation of the Corporation (incorporated herein by Reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

3.3

Amendment to the Amended and Restated Bylaws of the Corporation adopted by resolution of the Board Directors of the Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed February 22, 2005)

4.1

Rights Agreement, dated April 17, 1990, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990)

4.2

Amendment No. 1 to Rights Agreement, effective as of April 16, 2000, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

4.3

Junior Subordinated Debt Securities Indenture Agreement dated May 3, 2004 (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

4.4	Junior Subordinated Debt Securities Due 2034 (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1

Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002