Form 10-Q/A
period 2005-06-30
SUMMIT BANCSHARES INC /TX/
filed 2005-08-09
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q/A

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	For the Three Months Ended June 30,

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$12,356	$9,391
Interest and Dividends on Investment Securities:
Taxable	1,914	1,778
Exempt from Federal Income Taxes	72	58
Interest on Federal Funds Sold and Due From Time	36	75

TOTAL INTEREST INCOME	14,378	11,302

INTEREST EXPENSE
Interest on Deposits	2,652	1,837
Interest on Short Term Borrowings	811	345
Interest on Notes Payable	20	16
Interest on Junior Subordinated Deferrable Debentures	173	76

TOTAL INTEREST EXPENSE	3,656	2,274

NET INTEREST INCOME	10,722	9,028
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	225	400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,497	8,628

NON-INTEREST INCOME
Service Charges and Fees on Deposits	990	1,078
Other Income	1,045	645

TOTAL NON-INTEREST INCOME	2,035	1,723

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	4,448	3,772
Occupancy Expense - Net	660	552
Furniture and Equipment Expense	571	565
Other Real Estate Owned Expense - Net	(14)	15
Core Deposit Intangible Amortization	82	55
Other Expense – NOTE 12	1,811	1,391

TOTAL NON-INTEREST EXPENSE	7,558	6,350

INCOME BEFORE INCOME TAXES	4,974	4,001
APPLICABLE INCOME TAXES – NOTE 13	1,783	1,405

NET INCOME	$3,191	$2,596

NET INCOME PER SHARE - NOTE 18
Basic	$0.26	$0.21
Diluted	0.25	0.21

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

          Net income for the second quarter of 2005 was $3,191,000, an increase of $595,000, or 22.9%, compared to $2,596,000 recorded for the second quarter of 2004.  On a weighted average share basis, net income for the second quarter of 2005 was $0.25 per diluted share as compared to $0.21 per diluted share for the second quarter of 2004, an increase of 19.0%.  Net income for the first six months of 2005 was $6,204,000, an increase of $1,157,000, or 22.9%, compared to net income of $5,047,000 for the first six months of 2004.  On a weighted average share basis, net income for the first six months of 2005 was $.49 per diluted share compared to $.40 per diluted share for the first six months of 2004.  The increase in earnings during the second quarter of 2005 and for the first six months of 2005 was largely due to an increase in net interest income (tax equivalent) of $1,702,000, or 18.8%, for the second quarter of 2005 over the second quarter of 2004 and $3,652,000, or 21.0%, for the first six months of 2005 over the first six months of 2004.  The increase in net interest income was primarily due to the growth in loans and an increase in the yield on loans.

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