Form 10-Q
period 2005-09-30
SUMMIT BANCSHARES INC /TX/
filed 2005-11-09
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock, $1.25 par value, outstanding at October 31, 2005 was 12,444,228 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2005 and 2004 and at December 31, 2004	3

	Consolidated Statements of Income for the Nine Months Ended September 30, 2005 and 2004 and for the Year Ended December 31, 2004	4

	Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2005 and 2004 and for the Year Ended December 31, 2004	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and for the Year Ended December 31, 2004	7

	Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 2005 and 2004 and for the Year Ended December 31, 2004	8-20

The September 30, 2005 and 2004 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary for a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2004 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34-35

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,		(Unaudited) December 31, 2004

	2005	2004

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$34,967	$30,836	$27,219
FEDERAL FUNDS SOLD & DUE FROM TIME	15,671	19,467	5,020
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	236,544	219,264	223,351
LOANS – NOTES 4, 14 AND 20
Loans, Net of Unearned Discount	754,153	689,906	702,619
Allowance for Loan Losses	(11,131)	(10,079)	(10,187)

LOANS, NET	743,022	679,827	692,432
PREMISES AND EQUIPMENT – NOTE 5	15,620	15,643	15,749
GOODWILL – NOTE 6	9,060	7,978	8,042
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,276	2,560	2,478
ACCRUED INCOME RECEIVABLE	5,651	4,729	4,814
OTHER REAL ESTATE – NOTE 7	-0-	-0-	-0-
OTHER ASSETS	11,450	10,102	10,012

TOTAL ASSETS	$1,074,261	$990,406	$989,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$258,644	$232,586	$235,399
Interest-Bearing	607,384	558,938	556,865

TOTAL DEPOSITS	866,028	791,524	792,264
SHORT TERM BORROWINGS – NOTE 9	111,370	106,733	103,972
NOTES PAYABLE – NOTE 10	150	2,250	1,750
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372	12,372
ACCRUED INTEREST PAYABLE	900	601	601
OTHER LIABILITIES	3,714	3,378	3,668

TOTAL LIABILITIES	994,534	916,858	914,627

COMMITMENTS AND CONTINGENCIES – NOTES 15, 17, 19 AND 21
SHAREHOLDERS’ EQUITY – NOTES 16, 18 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,430,116, 12,334,198 and 12,359,232 shares issued and outstanding at September 30, 2005 and 2004 and at December 31, 2004, respectively	15,538	7,709	15,449
Capital Surplus	8,083	7,580	7,705
Retained Earnings	58,361	57,588	51,810
Accumulated Other Comprehensive Income – Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax (Benefit)	(2,236)	671	(474)
Treasury Stock at Cost (988 shares at September 30, 2005)	(19)	-0-	-0-

TOTAL SHAREHOLDERS’ EQUITY	79,727	73,548	74,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,074,261	$990,406	$989,117

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$36,905	$28,097	$39,018
Interest and Dividends on Investment Securities:
Taxable	5,912	5,435	7,409
Exempt from Federal Income Taxes	228	191	260
Interest on Federal Funds Sold and Due From Time	182	139	170

TOTAL INTEREST INCOME	43,227	33,862	46,857

INTEREST EXPENSE
Interest on Deposits	8,169	5,474	7,677
Interest on Short Term Borrowings	2,313	1,005	1,423
Interest on Notes Payable	55	41	62
Interest on Junior Subordinated Deferrable Debentures	522	203	344

TOTAL INTEREST EXPENSE	11,059	6,723	9,506

NET INTEREST INCOME	32,168	27,139	37,351
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	765	1,500	1,790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,403	25,639	35,561

NON-INTEREST INCOME
Service Charges and Fees on Deposits	2,964	3,164	4,248
Gain on Sale of Investment Securities	-0-	32	32
Other Income	3,127	2,235	2,962

TOTAL NON-INTEREST INCOME	6,091	5,431	7,242

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	13,296	11,169	15,329
Occupancy Expense - Net	1,988	1,560	2,206
Furniture and Equipment Expense	1,756	1,670	2,261
Other Real Estate Owned Expense - Net	(11)	38	44
Core Deposit Intangible Amortization	246	137	219
Other Expense – NOTE 12	5,172	4,415	6,131

TOTAL NON-INTEREST EXPENSE	22,447	18,989	26,190

INCOME BEFORE INCOME TAXES	15,047	12,081	16,613
APPLICABLE INCOME TAXES – NOTE 13	5,387	4,238	5,851

NET INCOME	$9,660	$7,843	$10,762

NET INCOME PER SHARE – NOTE 18
Basic	$0.78	$0.64	$0.87
Diluted	0.76	0.62	0.85

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended September 30,

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$13,203	$10,297
Interest and Dividends on Investment Securities:
Taxable	2,072	1,939
Exempt from Federal Income Taxes	86	74
Interest on Federal Funds Sold and Due From Time	115	51

TOTAL INTEREST INCOME	15,476	12,361

INTEREST EXPENSE
Interest on Deposits	3,185	1,996
Interest on Short Term Borrowings	878	385
Interest on Notes Payable	12	25
Interest on Junior Subordinated Deferrable Debentures	188	127

TOTAL INTEREST EXPENSE	4,263	2,533

NET INTEREST INCOME	11,213	9,828
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	315	495

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,898	9,333

NON-INTEREST INCOME
Service Charges and Fees on Deposits	992	1,180
Gain on Sale of Investments Securities	-0-	32
Other Income	1,184	929

TOTAL NON-INTEREST INCOME	2,176	2,141

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	4,579	4,029
Occupancy Expense - Net	724	570
Furniture and Equipment Expense	587	610
Other Real Estate Owned Expense - Net	-0-	23
Core Deposit Intangible Amortization	82	82
Other Expense – NOTE 12	1,665	1,795

TOTAL NON-INTEREST EXPENSE	7,637	7,109

INCOME BEFORE INCOME TAXES	5,437	4,365
APPLICABLE INCOME TAXES – NOTE 13	1,981	1,569

NET INCOME	$3,456	$2,796

NET INCOME PER SHARE - NOTE 18
Basic	$0.28	$0.23
Diluted	0.27	0.22

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004
(Unaudited)

					Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities

							Total Share- Holders’ Equity
	Common Stock
			Capital Surplus	Retained Earnings		Treasury Stock
	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2004	6,152,329	$7,690	$7,421	$52,988	$688	$(103)	$68,684
Stock Options Exercised	38,970	49	159				208
Purchases of Stock Held in Treasury						(581)	(581)
Retirement of Stock Held in Treasury	(24,200)	(30)		(654)		684	-0-
Cash Dividend - $.21 Per Share				(2,589)			(2,589)
Net Income for the Nine Months Ended September 30, 2004				7,843			7,843
Securities Available- for-Sale Adjustment					(17)		(17)

Total Comprehensive Income – NOTE 25							7,826

Balance at September 30, 2004	6,167,099	7,709	7,580	57,588	671	-0-	$73,548
Stock Options Exercised	16,300	20	125				145
Purchases of Stock Held in Treasury						(113)	(113)
Retirement of Stock Held in Treasury	(3,383)	(4)		(109)		113	-0-
Two-for-One Stock Split	6,179,216	7,724		(7,724)			-0-
Cash Dividend - $.07 Per Share				(864)			(864)
Net Income for the Three Months Ended December 31, 2004				2,919			2,919
Securities Available- for-Sale Adjustment					(1,145)		(1,145)

Total Comprehensive Income – NOTE 25							1,774

Balance at December 31, 2004	12,359,232	15,449	7,705	51,810	(474)	-0-	74,490
Stock Options Exercised	100,184	126	378				504
Purchases of Stock Held in Treasury						(561)	(561)
Retirement of Stock Held in Treasury	(29,300)	(37)		(505)		542	-0-
Cash Dividend - $.21 Per Share				(2,604)			(2,604)
Net Income for the Nine Months Ended September 30, 2005				9,660			9,660
Securities Available- for-Sale Adjustment					(1,762)		(1,762)

Total Comprehensive Income – NOTE 25							7,898

Balance at September 30, 2005	12,430,116	$15,538	$8,083	$58,361	$(2,236)	$(19)	$79,727

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,660	$7,843	$10,762

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,430	1,204	1,669
Net Premium Amortization of Investment Securities	1,044	1,035	1,429
Amortization of Core Deposit Intangible	246	137	219
Provision for Loan Losses	765	1,500	1,790
Deferred Income Taxes Benefit	(502)	(493)	(434)
Net Gain on Sale of Investment Securites	-0-	(32)	(32)
Net Gain From Sale of Other Real Estate & Repossessed Assets	-0-	(69)	(70)
Net Gain From Sale of Premises and Equipment	(247)	(37)	(37)
Net Increase in Accrued Income and Other Assets	(1,421)	(3,146)	(809)
Net Increase in Accrued Expenses and Other Liabilities	345	106	397

Total Adjustments	1,660	205	4,122

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,320	8,048	14,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold and Due From Time	(10,651)	5,291	19,738
Proceeds from Matured and Prepaid Investment Securities
· Available-for-Sale	356,758	116,413	120,254
Proceeds from Sales of Investment Securities	-0-	22,306	23,233
Purchase of Investment Securities
· Available-for-Sale	(373,447)	(162,740)	(173,730)
Premium Paid for ANB Financial Corporation
· (Net of Aquired Cash of $3,871)	-0-	(10,538)	(10,520)
Net Assets Acquired in the Purchase of ANB Financial Corporation	-0-	(2,039)	(2,039)
Net Assets Acquired in the Purchase of Dignum Financial	(976)	-0-	-0-
Loans Originated and Principal Repayments, Net	(51,534)	(76,714)	(89,427)
Recoveries of Loans Previously Charged-Off	435	289	400
Proceeds from Sale of Premises and Equipment	339	57	48
Proceeds from Sale of Other Real Estate & Repossessed Assets	-0-	638	892
Purchases of Premises and Equipment	(1,397)	(1,524)	(4,509)

NET CASH USED BY INVESTING ACTIVITIES	(80,473)	(108,561)	(115,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	37,647	51,368	52,506
Net Increase in Certificates of Deposit	36,117	15,202	14,803
Net Increase in Short Term Borrowings	7,398	24,499	21,738
Net Increase (Decrease) in Note Payable	(1,600)	2,250	1,750
Proceeds from Issuance of Junior Subordinated Debentures	-0-	12,372	12,372
Payments of Cash Dividends	(2,603)	(2,589)	(3,453)
Proceeds from Stock Options Exercised	503	208	353
Purchases of Treasury Stock	(561)	(581)	(694)

NET CASH PROVIDED BY FINANCING ACTIVITIES	76,901	102,729	99,375

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	7,748	2,216	(1,401)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	27,219	28,620	28,620

CASH AND DUE FROM BANKS AT END OF PERIOD	$34,967	$30,836	$27,219

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$10,760	$6,506	$9,199
Income Taxes Paid	5,549	4,821	6,377
Other Real Estate and Other Assets Acquired in Settlement of Loans	-0-	55	321

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first nine months of 2005, the average cash balance maintained at the Federal Reserve Bank was $2,696,000.  Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $23,164,000 during the same period.

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

		September 30, 2005	December 31, 2004

Net Income, as Reported		$9,660	$10,762
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(196)	(171)

Pro Forma Net Income		$9,464	$10,591

Earnings Per Share:
Basic - as Reported		$0.78	$0.87
Basic - Pro Forma		0.76	0.86
Diluted - as Reported		0.76	0.85
Diluted - Pro Forma		0.74	0.84

          SFAS No. 123(R), “Share-Based Payment (Revised 2004),” among other things, eliminates the ability to account for stock-based compensation  using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  The Corporation will adopt the provisions of this statement using “modified prospective application” on January 1, 2006.

Advertising Costs

          Advertising costs are expensed as incurred.

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for the periods ended September 30, 2005 and 2004 and for the year ended December 31, 2004 is reported in Note 25, “Comprehensive Income.”

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

NOTE 3 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities as of September 30, 2005 is as follows (in thousands):

	September 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$167,840	$19	$(2,360)	$165,499
U.S. Government Agency Mortgage Backed Securities	53,068	20	(1,074)	52,014
Obligations of States and Political Subdivisions	10,673	69	(68)	10,674
Community Reinvestment Act Investment Fund	3,025	5	-0-	3,030
Other Securities	5,327	-0-	-0-	5,327

Total Available-for-Sale Securities	$239,933	$113	$(3,502)	$236,544

          All investment securities are carried on the consolidated balance sheet as of September 30, 2005 at fair value.  The net unrealized loss of $3,389,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Other Securities category at September 30, 2005 is $4,450,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of September 30, 2005.  The Bank is required to have stock holdings of Federal Home Loan Bank Stock equal to .14% of the Bank’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the Federal Home Loan Bank (“FHLB”).  The Bank is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

A summary of amortized cost and estimated fair values of investment securities as of September 30, 2004 is as follows (in thousands):

	September 30, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$155,191	$1,813	$(512)	$156,492
U.S. Government Agency Mortgage Backed Securities	45,967	112	(643)	45,436
Obligations of States and Political Subdivisions	8,024	168	(17)	8,175
Community Reinvestment Act Investment Fund	3,000	96	-0-	3,096
Other Securities	6,065	-0-	-0-	6,065

Total Available-for-Sale Securities	$218,247	$2,189	$(1,172)	$219,264

          All investment securities were carried on the consolidated balance sheet as of September 30, 2004 at fair value.  The net unrealized gain of $1,017,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized gain, net of tax, was included in Shareholders’ Equity.

          Included in the Other Securities category at September 30, 2004 was $5,189,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which were classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of September 30, 2004.  The Bank was required at September 30, 2004 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Bank’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Bank was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type follow (in thousands):

	September 30,
			December 31,
	2005	2004	2004

Commercial and Industrial	$270,807	$257,721	$261,571
Real Estate Mortgage - Commercial	244,966	198,796	224,720
Real Estate Mortgage - Residential	89,487	81,318	82,839
Real Estate - Construction	109,431	111,641	93,558
Loans to Individuals	39,462	40,430	39,931

	754,153	689,906	702,619
Allowance for Loan Losses	(11,131)	(10,079)	(10,187)

Loans - Net	$743,022	$679,827	$692,432

          Loans are net of unearned income of $945,000 and $890,000 at September 30, 2005 and 2004, respectively, and $893,000 at December 31, 2004.

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Nine Months Ended September,		Year Ended December 31,

	2005	2004	2004

Balance, Beginning of Period	$10,187	$7,784	$7,784
Balance Acquired in the Arlington National Bank Acquisition	-0-	1,254	1,254
Provisions, Charged to Income	765	1,500	1,790
Loans Charged-Off	(256)	(748)	(1,041)
Recoveries of Loans Previously Charged-Off	435	289	400

Net Loans (Charged-Off) Recovered	179	(459)	(641)

Balance, End of Period	$11,131	$10,079	$10,187

          The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2005 and September 30, 2004 of $765,000 and $1,500,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2004, a provision of $1,790,000 was recorded.

          At September 30, 2005, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $4,410,000 (of which $4,410,000 were on non-accrual status).  The related allowance for loan losses for these loans was $307,000.  The average recorded investment in impaired loans during the nine months ended September 30, 2005 was approximately $4,484,000.  For this period, the Corporation recognized no interest income on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	September 30,		December 31, 2004

	2005	2004

Land	$3,296	$3,038	$3,038
Buildings and Improvements	12,519	12,056	12,427
Furniture & Equipment	11,208	11,695	11,864

Total Cost	27,023	26,789	27,329
Less: Accumulated Amortization and Depreciation	11,403	11,146	11,580

Net Book Value	$15,620	$15,643	$15,749

NOTE 6 – Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 3, 2004, the Corporation completed its acquisition of ANB.  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $219,000 and $246,000 has been recorded on the core deposit intangibles for the year ended December 31, 2004 and for the nine months ended September 30, 2005, respectively.

          On March 21, 2005, the Corporation completed the acquisition of Dignum Financial Services (“DFS”), a proprietorship engaged in financial planning and management services.  Goodwill of $955,000 was recorded in connection with the acquisition.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	September 30,
			December 31,
	2005	2004	2004

Other Real Estate	$-0-	$-0-	$-0-

          There was no Other Real Estate at September 30, 2005.  There were no direct write-downs of other real estate charged to income for the nine months ended September 30, 2005 or September 30, 2004.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2004.

          Included in Other Assets at September 30, 2004 was $4,000 of Other Foreclosed Assets.  The 2004 assets were comprised of motor vehicles.  There were no direct write-downs of these assets for any period during 2004.

NOTE 8 – Deposits

          The book values of deposits by major type follow (in thousands):

	September 30,
			December 31,
	2005	2004	2004

Noninterest-Bearing Demand Deposits	$258,644	$232,586	$235,399
Interest-Bearing Deposits:
Interest-Bearing Transaction
Accounts and Money Market Funds	241,251	245,472	239,773
Savings	177,287	160,338	164,363
Certificates of Deposits under $100,000 and IRA’s	85,765	72,462	72,825
Certificates of Deposits $100,000 or more	100,031	80,450	79,754
Other	3,050	216	150

Total	607,384	558,938	556,865

Total Deposits	$866,028	$791,524	$792,264

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings is summarized as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Securities Sold Under Repurchase Agreements:
Average Balance	$44,332	$31,558	$33,068
Period-End Balance	51,370	36,733	43,972
Maximum Month-End Balance During Period	51,370	36,733	43,972
Interest Rate:
Average	2.40%	0.64%	0.68%
Period-End	3.04	1.14	1.64
Federal Home Loan Bank Advances:
Average Balance	$63,663	$71,423	$67,732
Period-End Balance	60,000	70,000	60,000
Maximum Month-End Balance During Period	70,000	100,000	100,000
Interest Rate:
Average	3.00%	1.56%	1.65%
Period-End	3.49	1.80	2.11
Federal Funds Purchased:
Average Balance	$444	$2,197	$1,878
Period-End Balance	-0-	-0-	-0-
Maximum Month-End Balance During Period	-0-	21,525	21,525
Interest Rate:
Average	2.95%	1.32%	1.45%
Period-End	-0-	-0-	-0-

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on all first mortgage loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At September 30, 2005, the Corporation had $60.0 million of borrowings outstanding under the line of credit at a rate of 3.44%, $5.0 million of which matures in 2005, 40.0 million of which matures in 2006 and the remaining $15.0 million of which matures in 2007.  For the nine months ended September 30, 2005, the Corporation had average borrowings under the line of credit of $63.7 million.  At September 30, 2004, the Corporation had $70.0 million of borrowings outstanding under the line of credit at a rate of 1.80%, $20.0 million of which matured in 2004, $40.0 million of which matures in 2005 and the remaining $10.0 million of which matures in April 2006.  At December 31, 2004, $60.0 million of borrowings were outstanding at an average rate of 2.11%, $40.0 million of which matures during 2005 and $20.0 million of which matures during 2006.  For the year ended December 31, 2004, the Corporation had average borrowings of $67.7 million.

NOTE 10 – Notes Payable

          On September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  As of September 30, 2005, $150,000 had been borrowed under this line.  The rate on this line at September 30, 2005 was 5.52%.

NOTE 11 - Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at September 30, 2005 and December 31, 2004 was 6.25% and 4.72%, respectively.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Business Development	$795	$641	$810
Legal and Professional Fees	975	793	1,267
Item Processing	474	653	895
Printing and Supplies	359	303	440
Regulatory Fees and Assessments	239	224	302
Other	2,330	1,801	2,417

Total	$5,172	$4,415	$6,131

NOTE 13 - Income Taxes

          Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	September 30,
			December 31,
	2005	2004	2004

Current Tax Asset (Liability)	$(82)	$563	$807
Net Deferred Tax Asset	4,416	2,715	3,006

Total Included in Other Assets	$4,334	$3,278	$3,813

          The net deferred tax asset at September 30, 2005 of $4,416,000 included $1,152,000 related to unrealized losses on Available-for-Sale Securities.

NOTE 13 - Income Taxes (cont’d.)

The components of income tax expense were as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Federal Income Tax Expense:
Current	$5,889	$4,731	$6,285
Deferred (Benefit)	(502)	(493)	(434)

Total Federal Income Tax Expense	$5,387	$4,238	$5,851

Effective Tax Rates	35.80%	35.00%	35.00%

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Federal Income Taxes at Statutory Rate of 35%	$5,267	$4,216	$5,783
Effect of Tax Exempt Interest Income	(77)	(65)	(88)
Non-deductible Expenses	167	124	166
Other	30	(37)	(10)

Income Taxes Per Income Statement	$5,387	$4,238	$5,851

          Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,896	$3,517	$3,546
Valuation Reserves- Other Real Estate	-0-	-0-	-0-
Interest on Non-accrual Loans	142	181	79
Unrealized Losses on Available-for-Sale Securities	1,152	-0-	244
Deferred Compensation	719	599	596
Net Operating Loss Carryover	-0-	161	149
Other	156	-0-	-0-

Gross Federal Deferred Tax Assets	6,065	4,458	4,614

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,414	1,201	1,466
Accretion	79	27	34
Unrealized Gains on Available-for-Sale Securities	-0-	346	-0-
Other	156	169	108

Gross Federal Deferred Tax Liabilities	1,649	1,743	1,608

Net Deferred Tax Asset	$4,416	$2,715	$3,006

NOTE 14 - Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $11,410,000 at September 30, 2005 and $8,537,000 at December 31, 2004 and $10,599,000 at September 30, 2004.

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

          At September 30, 2005, outstanding documentary and standby letters of credit totaled $5,112,000 and commitments to extend credit totaled $189,257,000.

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $947,000 and $814,000 for the nine months ended September 30, 2005 and 2004, respectively, and $1,128,000 for the year ended December 31, 2004.

NOTE 16 - Stock Option Plans

          The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, (each, a “Plan,” and, collectively, “the Plans”).  No more options may be granted under the 1993 Plan.  The 1997 Plan originally reserved 1,200,000 shares (adjusted for two-for-one stock splits in 1995, 1997 and 2004) of common stock for grants thereunder.  The 1993 Plan provided, and the 1997 Plan provide for the granting to executive management and other key employees of the Corporation and its subsidiaries incentive stock options, as defined under the current tax law.  The outstanding options granted under the Plans are generally exercisable for ten years from the date of grant and generally vest ratably over a five year period.  Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

          The following is a summary of transactions during the periods presented:

	Shares Under Option Plans

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004

Outstanding, Beginning of Period	679,578	759,318
Additional Options Granted During the Period	10,000	68,000
Forfeited During the Period	(2,400)	(38,000)
Exercised During the Period	(100,184)	(109,740)

Outstanding, End of Period	586,994	679,578

          Options outstanding at September 30, 2005 have exercise prices ranging from $2.65 to $18.75 per share with a weighted average exercise price of $9.31 per share.  As of September 30, 2005, options on 488,854 shares were vested and, therefore, exercisable with a weighted average exercise price of $8.71 per share.  At September 30, 2005, there remained 536,796 shares reserved for future grants of options under the 1997 Plan.  See Note 1 “Summary of Significant Accounting Policies – Stock Based Compensation” for information regarding the dilutive impact of these stock options.

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

          The amount expensed in support of the plan was $451,000 and $417,000 during the first nine months of 2005 and 2004, respectively, and $490,000 for the year 2004.

NOTE 17 - Employee Benefit Plans (cont’d.)

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan and the expense charged to earnings relating to the Retirement Plan was $312,000 and $126,000 for the first nine months of 2005 and 2004, respectively, and $175,000 for the year 2004.

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

NOTE 18 - Earnings per Share

          The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands), as adjusted to reflect the two-for-one stock split effected on December 31, 2004:

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Net income	$9,660	$7,843	$10,762

Weighted average number of common shares used in Basic EPS	12,405,183	12,318,864	12,326,477
Effect of dilutive stock options	300,294	347,754	352,048

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,705,477	12,666,618	12,678,525

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	September 30,

	2005	2004

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$189,257	$181,304
Standby Letters of Credit	5,112	5,339

NOTE 19 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

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

NOTE 21 - Litigation

          The Corporation may be subject to legal actions, including various legal actions arising in the ordinary course of business.  The ultimate outcome of pending and potential proceedings is difficult to project with certainty.  However based on management’s experience to date, it is the opinion of management, that the settlement or other disposition of these matters is not reasonably likely to materially adversely affect the Corporation’s business or financial position.

NOTE 22 - Stock Repurchase Plans

          On April 20, 2004, the Board of Directors of the Corporation approved a stock purchase plan (the “2004 Stock Purchase Plan”) authorizing the Corporation to purchase up to 615,360 shares of the Corporation’s common stock over the twelve-month period beginning April 20, 2004, including in open market transactions, privately negotiated transactions or other transactions.  On April 19, 2005, the Board of Directors of the Corporation approved a stock purchase plan (the “2005 Stock Purchase Plan”) authorizing the Corporation to purchase up to 620,467 shares of the Corporation’s common stock over the twelve-month period beginning April 19, 2005, including in open market transactions or other transactions.

          For the nine months ended September 30, 2005, 29,300 shares of the Corporation’s common stock were purchased and retired pursuant to the 2004 Stock Purchase Plan and 988 shares of  the Corporation’s common stock were purchased (but not retired) by the Corporation pursuant to the 2005 Stock Purchase Plan.  No more shares of the Corporation’s common stock may be purchased pursuant to the 2004 Stock Purchase Plan.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates purchasing additional shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan as conditions warrant.

NOTE 23 - Subsequent Events

          On October 18, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on November 15, 2005 to shareholders of record on November 1, 2005.

NOTE 24 - Fair Values of Financial Instruments

          The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair values.

NOTE 24 - Fair Values of Financial Instruments (cont’d.)

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

Short term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	September 30,

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$34,967	$34,967	$30,836	$30,836
Federal funds sold and due from time	15,671	15,671	19,467	19,467
Securities	236,544	236,544	219,264	219,264
Loans	754,153	735,864	689,906	686,988
Allowance for loan losses	(11,131)	(11,131)	(10,079)	(10,079)
Financial Liabilities:
Deposits	866,028	866,701	791,524	792,869
Short term borrowings	111,370	111,224	106,733	106,679
Off-balance Sheet Financial Instruments:
Loan commitments		189,257		181,304
Letters of credit		5,112		5,339

NOTE 25 - Comprehensive Income

          The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,

	2005	2004	2004

Net Income	$9,660	$7,843	$10,762
Other Comprehensive Income:
Change in unrealized (loss) on securities available-for-sale, net of tax (benefit)	(1,762)	(17)	(1,162)

Comprehensive Income	$7,898	$7,826	$9,600

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of litigation, accounting pronouncements and government regulation applicable to our operations, the discussion of allowance for loan losses, and quantitative and qualitative disclosure about market risk.  Our actual results could differ materially from those management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the results described in the forward-looking statements contained in this Quarterly Report on Form 10-Q, is set forth below under the heading “Factors That May Affect Future Results.”  These risk factors and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” or “our” refer to the business of Summit Bancshares, Inc. and its consolidated subsidiaries.

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

          Net income for the third quarter of 2005 was $3,456,000, an increase of $660,000, or 23.6%, compared to $2,796,000 recorded for the third quarter of 2004.  On a weighted average share basis, net income for the third quarter of 2005 was $0.27 per diluted share as compared to $0.22 per diluted share for the third quarter of 2004, an increase of 22.7%.  Net income for the first nine months of 2005 was $9,660,000, an increase of $1,817,000, or 23.2%, compared to net income of $7,843,000 for the first nine months of 2004.  On a weighted average share basis, net income for the first nine months of 2005 was $0.76 per diluted share compared to $0.62 per diluted share for the first nine months of 2004.  The increase in earnings during the third quarter of 2005 and for the first nine months of 2005 was largely due to an increase in net interest income (tax equivalent) of $1,393,000, or 14.1%, for the third quarter of 2005 over the third quarter of 2004 and $5,045,000, or 18.5%, for the first nine months of 2005 over the first nine months of 2004.  The increase in net interest income was primarily due to the growth in loans and an increase in the yield on loans.

          Based on continuing economic growth in our market area, total loans at September 30, 2005 were $754.2 million, which represented an increase of $51.5 million, or 7.3%, over total loans at December 31, 2004 and an increase of $64.2 million, or 9.3% over total loans at September 30, 2004. Average total loans for the third quarter of 2005 were 8.3% higher compared with the third quarter last year. Average total loans for the nine months ended September 30, 2005 were 14.2% higher than for the nine months ended September 30, 2004.

          Total deposits were $866.0 million at September 30, 2005, an increase of $73.8 million, or 9.3%, from December 31, 2004 and an increase of $74.5 million, or 9.4%, from $791.5 million at September 30, 2004.   Average total deposits for the third quarter of 2005 were 6.3% higher compared with the third quarter last year.    Average total deposits for the nine months ended September 30, 2005 were 12.5% higher than for the nine months ended September 30, 2004.    Compared to the third quarter of 2004, we experienced growth in every category of deposits, for the third quarter of 2005, except for interest-bearing transaction accounts and money market accounts.  The most significant growth was in certificates of deposit.

          Shareholders’ equity was $79.7 million at September 30, 2005, an increase of $5.2 million, or 7.0%, from December 31, 2004 and an increase of $6.2 million, or 8.4%, from September 30, 2004.   See the Consolidated Statements of Changes in Shareholders’ Equity on page 6 for a detail of the changes.

          The following table shows selected performance ratios for the first nine months of 2005 and 2004 that management believes to be key indicators of the Corporation’s overall financial performance:

	2005	2004

Annualized Return on Average Assets (ROAA)	1.27%	1.15%
Annualized Return on Average Shareholders’ Equity (ROAE)	16.75	14.82
Shareholders’ Equity to Assets - Average	7.61	7.81
Dividend Payout Ratio	26.95	33.01
Net Interest Margin (tax equivalent)	4.54	4.28
Efficiency Ratio	58.49	58.11

          The return on average assets ratio is calculated by dividing net income by average total assets for the period.  Management believes our return on average assets ratio of 1.27% for the first nine months of 2005 compares favorably to the return on average assets ratio of other financial institutions in our selected peer group, which averaged 1.34% for the first nine months of 2005.  Our selected peer group is comprised of seven other publicly traded bank holding companies headquartered in Texas with assets ranging from $2.4 billion to $10.0 billion and was selected by our management.

          The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period.  Management believes our return on average shareholders’ equity ratio of 16.75% in the first nine months of 2005 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in our peer group, which averaged 14.42% for the first nine months of 2005.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Management believes our average shareholders’ equity to average assets ratio of 7.61% for the first nine months of 2005 compares favorably to the average shareholders’ equity to average asset ratio of other financial institutions in our peer group, which averaged 9.28% in the first nine months of 2005.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  For the first nine months of 2005, our dividend payout ratio resulted in a yield-to-market price return that compared favorably to our peer group.

          Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.54% in the first nine months of 2005 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which averaged 4.21% in the first nine months of 2005.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income on a tax equivalent basis for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 58.49% in the first nine months of 2005 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 57.10% in the first nine months of 2005.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarters of 2005 and 2004 (rates on tax equivalent basis):

	Three Months Ended September 30,

	2005			2004

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$13,294	$114	3.40%	$16,849	$51	1.21%
Investment Securities (Taxable)	216,541	2,073	3.83%	211,298	1,939	3.65%
Investment Securities (Tax-exempt)	9,900	133	5.37%	7,533	113	5.98%
Loans, Net of Unearned Discount(1)	735,109	13,203	7.13%	678,915	10,297	6.03%

Total Earning Assets	974,844	15,523	6.32%	914,595	12,400	5.39%

Non-interest Earning Assets:
Cash and Due From Banks	30,876			31,213
Other Assets	43,824			41,022
Allowance for Loan Losses	(10,916)			(9,919)

Total Assets	$1,038,628			$976,911

Interest-Bearing Liabilities:
Interest-Bearing Transaction
Accounts and Money Market Funds	$232,640	886	1.51%	$253,642	672	1.05%
Savings	173,539	866	1.98%	154,980	462	1.19%
Certificates of Deposit under $100,000 and IRA’s	82,786	614	2.94%	71,360	394	2.20%
Certificates of Deposit $100,000 or more	98,670	794	3.19%	77,033	466	2.40%
Other Time	2,755	25	3.60%	314	2	2.29%
Other Borrowings	121,435	1,078	3.52%	118,083	537	1.81%

Total Interest-Bearing Liabilities	711,825	4,263	2.38%	675,412	2,533	1.49%

Non-interest Bearing Liabilities:
Demand Deposits	242,849			226,462
Other Liabilities	4,901			3,999
Shareholders’ Equity	79,053			71,038

Total Liabilities and Shareholders’ Equity	$1,038,628			$976,911

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$11,260	4.58%		$9,867	4.29%

(1)      Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $427,000 and $400,000 at September 30, 2005 and 2004, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2005 and 34% for 2004.

          The net interest margin was 4.58% for the third quarter of 2005, which represented an increase of 29 basis points from the third quarter of 2004.  This increase in net interest margin reflected a 93 basis point increase in yield on earning assets from the third quarter of 2004 to the third quarter of 2005, which was substantially offset by an 89 basis point increase in rates paid on interest-bearing liabilities from the third quarter of 2004 to the third quarter of 2005.  The increase in net interest margin also reflected an increase in the volume of loans, up $56.2 million or 8.3%, over the third quarter of 2004 and increases in non-interest bearing funding sources, such as demand deposits and shareholders’ equity.   Average demand deposits were $242.8 million in the third quarter of 2005, an increase of $16.4 million, or 7.2%, over the third quarter of 2004.

Summary of Earning Assets and Interest-Bearing Liabilities (cont’d.)

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first nine months of 2005 and 2004 (rates on tax equivalent basis):

	Nine Months Ended September 30,

	2005			2004

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Due From Time	$7,823	$181	3.09%	$17,813	$139	1.04%
Investment Securities (Taxable)	212,369	5,913	3.71%	194,295	5,435	3.73%
Investment Securities (Tax-exempt)	8,796	349	5.29%	7,032	291	5.51%
Loans, Net of Unearned Discount(1)	721,952	36,905	6.83%	632,076	28,102	5.94%

Total Earning Assets	950,940	43,348	6.09%	851,216	33,967	5.33%

Non-interest Earning Assets:
Cash and Due From Banks	30,361			28,398
Other Assets	42,663			33,314
Allowance for Loan Losses	(10,644)			(9,077)

Total Assets	$1,013,320			$903,851

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$233,203	2,400	1.38%	$229,841	1,827	1.06%
Savings	168,002	2,206	1.76%	143,237	1,255	1.17%
Certificates of Deposit under $100,000 and IRA’s	78,341	1,585	2.70%	67,304	1,105	2.19%
Certificates of Deposit $100,000 or more	89,253	1,951	2.92%	70,636	1,281	2.42%
Other Time	1,028	27	3.51%	315	6	2.66%
Other Borrowings	126,073	2,890	3.06%	113,559	1,249	1.47%

Total Interest-Bearing Liabilities	695,900	11,059	2.12%	624,892	6,723	1.44%

Non-interest Bearing Liabilities:
Demand Deposits	235,896			204,638
Other Liabilities	4,435			3,740
Shareholders’ Equity	77,089			70,581

Total Liabilities and Shareholders’ Equity	$1,013,320			$903,851

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$32,289	4.54%		$27,244	4.28%

(1)      Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $1,263,000 and $1,124,000 for the nine month periods ended September 30, 2005 and 2004, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2005 and 34% for 2004.

          The net interest margin was 4.54% for the nine months ended September 30, 2005 which represented a 26 basis point increase over the net interest margin of 4.28% for the nine months ended September 30, 2004.  The increase in net interest margin reflected a 76 basis point increase in yield on earning assets from the first nine months of 2004 to the first nine months of 2005, which was partially offset by a 68 basis point increase in rates paid on interest-bearing liabilities from the first nine months of 2004 to the first nine months of 2005.  The increase in net interest margin also reflected an increase in the volume of loans, up $89.9 million, or 14.2%, over the first nine months of 2004 and increases in non-interest bearing funding sources, such as, demand deposits and shareholders’ equity. Average demand deposits were $235.9 million for the first nine months of 2005, an increase of $31.3 million, or 15.3%, over the same period in 2004.

Summary of Earning Assets and Interest-Bearing Liabilities (cont’d.)

          In the event that our average loans continue to grow during the remainder of 2005 and we are unable to fund such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank or brokered deposits, which could have a material negative impact on our net interest margin.  In this event, we may experience a slower growth in net interest margin during the remainder of 2005 as a result of any such borrowings, but expect to benefit as our investment portfolio and maturing fixed rate loans reprice at higher rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, assuming deposit interest rates do not increase significantly faster than interest rates on earning assets.

Net Interest Income

          Net interest income (tax equivalent) for the third quarter of 2005 was $11,260,000, which represented an increase of $1,393,000, or 14.1%, compared to the third quarter of 2004.  In the third quarter of 2005, tax equivalent interest income increased $3,123,000, or 25.2%, while interest expense increased $1,730,000, or 68.3%, compared to the third quarter of 2004.  The  increase in net interest income resulted from a 6.6% increase in average earning assets for the third quarter of 2005 compared to the third quarter of 2004, along with a 200 basis point increase in market interest rates (as measured by average market rates published in the Wall Street Journal) from September 2004 through September 2005.

          Net interest income (tax equivalent) for the first nine months of 2005 was $32,289,000, which represented an increase of $5,045,000, or 18.5%, compared to the first nine months of 2004.  For the first nine months of 2005, tax equivalent interest income increased $9,381,000, or 27.6%, while interest expense increased $4,336,000, or 67.5% compared to the first nine months of 2004.  The increase in net interest income reflected an 11.7% increase in average earning assets for the first nine months of 2005 compared to the first nine months of 2004.

          The table below summarizes the effects of changes in interest rates and average volumes of earning assets and interest-bearing liabilities on net interest income (tax equivalent) for the three and nine month periods ended September 30, 2005 and 2004.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	ANALYSIS OF CHANGES IN NET INTEREST INCOME

	3rd Qtr. 2005 vs. 3rd Qtr. 2004 Increase (Decrease) Due to Changes in:			Nine Months 2005 vs. Nine Months 2004 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in Thousands)
Interest Earning Assets:
Federal Funds Sold	$(10)	$74	$64	$(77)	$120	$43
Investment Securities (Taxable)	48	85	133	505	(28)	477
Investment Securities (Tax-exempt)	36	(16)	20	73	(15)	58
Loans, Net of Unearned Discount	852	2,054	2,906	3,995	4,807	8,802

Total Interest Income	926	2,197	3,123	4,496	4,884	9,380

Interest-Bearing Liabilities:
Deposits	209	980	1,189	775	1,920	2,695
Other Borrowings	15	526	541	138	1,503	1,641

Total Interest Expense	224	1,506	1,730	913	3,423	4,336

Net Interest Income	$702	$691	$1,393	$3,583	$1,461	$5,044

Non-Interest Income

          The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Service Charges on Deposit Accounts	$992	$1,180	(16.0)%	$2,904	$3,164	(8.2)%
Non-recurring Income	315	37	751.0	449	204	120.0
Gain on Sale of Securities	-0-	32	(100.0)	-0-	32	(100.0)
Gain on Sale of Student Loans	25	176	(86.0)	263	176	49.4
Other Non-interest Income	844	716	18.0	2,475	1,855	33.4

Total Non-interest Income	$2,176	$2,141	1.6%	$6,091	$5,431	12.2%

          Non-interest income for the third quarter of 2005 was $2,176,000, which represented an increase of $35,000, or 1.6%, over the third quarter of 2004.  Non-interest income for the nine months ended September 30, 2005 was $3,915,000, which represented an increase of $660,000, or 12.2%, over the nine months ended September 30, 2004.  The most significant component of non-interest income is the various charges and fees that we earn on deposit accounts and related services.

          Service charges and fees on deposits were $992,000 for the third quarter of 2005, a decrease of $188,000, or 16.0%, from the third quarter of 2004.  The decrease was largely the result of a reduction in fees earned on commercial accounts that are on account analysis. Service charges and fees on deposits were $2,904,000 for the first nine months of 2005, a decrease of 8.2% from the first nine months of 2004.  The decreases in commercial deposit account analysis income for the third quarter of 2005 and the first nine months of 2005 were driven by the higher interest rate environment which provided commercial customers higher credits for funds on deposit.

          Non-recurring non-interest income for the first nine months of 2005 includes a gain of $247,000 on the sale of land carried in Premises and Equipment in the third quarter of 2005 that was previously held for future bank expansion.  The other component of non-recurring non-interest income for the first nine months of 2005 represents payments totaling $202,000 received from Pulse EFT as a participant in that ATM network..  The non-recurring income for the same period of the prior year resulted from the gain of $167,000 on the sale of assets previously carried in Other Assets and a gain of $37,000 on the partial sale of land carried in Premises and Equipment during the third quarter of 2004 that was previously held for future branch expansion.

          The increases in other non-interest income for the third quarter of 2005 and the first nine months of 2005 as compared to the same periods last year are primarily due to increases in investment services fees, gains on the sale of student loans and trust income.  There were also increases for both periods in merchant card processing income and check card fees.  The increases in various components of other non-interest income were partially offset by lower levels of ATM fees.

          Investment services fees were $220,000 for the third quarter of 2005, an increase of $139,000, or 171.6%, over the third quarter of 2004.  For the first nine months of 2005, investment services fees were $552,000, an increase of $305,000, or 123.0%, over the same period in 2004.  Gains on the sale of student loans were $25,000 and $263,000 for the third quarter of 2005 and the first nine months of 2005, respectively.  Gains on the sale of student loans were $177,000 for the third quarter of 2004.  There were no gains on the sale of student loans recorded in the first two quarters of 2004.  Trust income was $81,000 and $236,000 for the third quarter of 2005 and the first nine months of 2005, respectively.  Trust income was $79,000 and $114,000 for the third quarter and first nine months of 2004, respectively.

Non-interest Expense

          The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Salaries & Employee Benefits	$4,579	$4,029	13.7%	$13,296	$11,169	19.0%
Occupancy Expense - Net	724	570	27.0	1,988	1,560	27.4
Furniture and Equipment Expense	587	610	(3.8)	1,756	1,670	5.1
Other Real Estate and Foreclosed Asset Expense - Net	-0-	23	(100.0)	(11)	38	(128.9)
Core Deposit Intangible Amortization	82	82	-0-	246	137	79.6
Other Expenses:
Business Development	236	221	6.8	795	641	24.0
Insurance - Other	72	74	(2.7)	167	208	(19.7)
Legal & Professional Fees	282	395	(28.6)	975	793	23.0
Item Processing	173	272	(36.4)	474	653	(27.6)
Taxes - Other	38	7	442.9	82	40	105.0
Postage & Courier	108	98	10.2	342	315	8.6
Printing & Supplies	141	120	17.5	359	303	18.5
Regulatory Fees & Assessments	76	81	(6.2)	239	224	7.6
Other Operating Expenses	539	527	2.3	1,739	1,238	40.4

Total Other Expenses	1,665	1,795	(7.2)	5,172	4,415	17.1

Total Non-interest Expense	$7,637	$7,109	7.4%	$22,447	$18,989	18.2%

          Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  Total non-interest expense increased 7.4% in the third quarter of 2005 over the third quarter of 2004.  As a percent of average assets, non-interest expenses were 2.92% in the third quarter of 2005 (annualized) and 2.89% in the same period of 2004.  Total non-interest expenses for the first nine months of 2005 were 18.2% higher than the first nine months of 2004.  The higher levels of non-interest expense for third quarter of 2005 and for the nine months ended September 30, 2005 were largely the result of increases in salaries and benefits and occupancy expense.

          The “efficiency ratio” (non-interest expenses divided by the sum of total non-interest income plus net interest income on a tax equivalent basis) was 56.84% for the third quarter of 2005 compared to 59.23% for the third quarter of 2004.

          The increases in salaries and benefits during the third quarter of 2005 and the first nine months of 2005 compared to the same periods in the prior year were due to staff increases and merit increases to support the Company’s continued growth.

          Net occupancy expense increased $154,000 and $428,000 for the third quarter of 2005 and the first nine months of 2005, respectively, compared to the same periods in 2004.  The increase in occupancy expense was largely the result of opening new facilities (the Euless branch and the Hulen motor bank), the addition of the ANB locations in May 2004, the relocation of our Wealth Management Department and Trust Department to new facilities and the loss of tenant rents at one of our bank-owned facilities.

Allowance for Loan Losses and Non-Performing Assets

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Balance, Beginning of Period	$10,798	$9,844	$10,187	$7,784
Balance Acquired in the Arlington National Bank Acquisition	-0-	-0-	-0-	1,254
Provisions, Charged to Income	315	495	765	1,500
Loans Charged-Off	(25)	(415)	(256)	(748)
Recoveries of Loans Previously Charged-Off	43	155	435	289

Net Loans (Charged-Off) Recovered	18	(260)	179	(459)

Balance, End of Period	$11,131	$10,079	$11,131	$10,079

          Our allowance for loan losses was $11,131,000, or 1.48% of total loans, as of September 30, 2005 compared to $10,079,000, or 1.46% of total loans, as of September 30, 2004.   For the nine months ended September 30, 2005 and 2004, net charge-offs (recoveries) were (0.02) % and 0.07% of loans, respectively, not annualized.

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

Non-Accrual Loans	$4,989	$3,372	$3,294	$2,587	$2,545
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	-0-	-0-	-0-	-0-	4

Total Non-Performing Assets	$4,989	$3,372	$3,294	$2,587	$2,549

As a Percent of:
Total Assets	0.46%	0.34%	0.33%	0.26%	0.25%
Total Loans and Other Real Estate/ Foreclosed Assets	0.66%	0.47%	0.46%	0.37%	0.37%
Loans Past Due 90 days or More and Still Accruing	$2,178	$36	$-0-	$18	$2,300

          At September 30, 2005, the ratio of non-accrual loans to total loans was .66% compared with .37% as of September 30, 2004.

          As of September 30, 2005, non-accrual loans were comprised of $3,335,000 in commercial loans, $1,473,000 in real estate mortgage loans, $109,000 in interim construction loans and $72,000 in consumer loans.

          As of September 30, 2005, there was no other real estate owned or other foreclosed assets.

Allowance for Loan Losses and Non-Performing Assets (cont’d.)

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

Non-Performing Loans	$4,989	$3,372	$3,294	$2,587	$2,545
Criticized Loans	39,450	35,580	38,110	35,375	40,289
Allowance for Loan Losses	11,131	10,798	10,519	10,187	10,079
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	223%	320%	319%	394%	396%
Criticized Loans	28%	30%	28%	29%	25%

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

          Total criticized loans at September 30, 2005, loans classified as OAEM, Substandard or Doubtful as noted above, have decreased slightly from September 30, 2004.  As a percentage of total loans, criticized loans have decreased from 5.8% as of September 30, 2004 to 5.2% as of September 30, 2005.  The allowance for possible loan losses as a percentage of criticized loans has increased from 25% as of September 30, 2004 to 28% as of September 30, 2005.  The Corporation remains diligent in its efforts to identify any loan that might reflect weakness of the borrower as soon as practicable.  Management is not aware of any potential loan problems that have not been disclosed to which serious doubt exists as to the ability of the borrower to substantially comply with the present repayment terms and the Corporation does not anticipate any significant losses from these criticized loans.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at September 30, 2005 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within:			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive	Total

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$358,196	$61,368	$55,535	$475,099	$279,054	$754,153
Investment Securities	11,781	6,534	30,888	49,203	187,341	236,544
Federal Funds Sold and Due From Time	15,671	-0-	-0-	15,671	-0-	15,671

Total Earning Assets	385,648	67,902	86,423	539,973	466,395	1,006,368

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	421,588	-0-	-0-	421,588	-0-	421,588
Certificates of Deposit under $100,000 and IRA’s	3,997	19,061	23,492	46,550	39,214	85,764
Certificates of Deposit $100,000 or More	2,445	22,915	30,176	55,536	44,496	100,032
Short Term Borrowings	56,370	15,000	20,000	91,370	20,000	111,370

Total Interest Bearing Liabilities	484,400	56,976	73,668	615,044	103,710	718,754

Interest Sensitivity Gap	$(98,752)	$10,926	$12,755	$(75,071)	$362,685	$287,614

Cumulative Gap	$(98,752)	$(87,826)	$(75,071)

Periodic Gap to Total Assets	(9.19)%	1.02%	1.19%
Cumulative Gap to Total Assets	(9.19)%	(8.17)%	(6.99)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (6.99%) was reversed to a positive 26.80% “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At September 30, 2005, shareholders’ equity totaled $79.7 million, an increase of $5.2 million, or 7.1%, compared to December 31, 2004, and an increase of $6.2 million, or 8.5%, compared to September 30, 2004.  These increases are primarily due to net income exceeding the amount of dividends paid, the change in the unrealized loss on available for sale securities, the repurchases of outstanding shares of our Common Stock and the impact of the exercising of stock options.

          On April 19, 2005, the Board of Directors of the Corporation approved a stock purchase plan (the “2005 Stock Purchase Plan”) authorizing the Corporation to purchase up to 620,467 shares of the Corporation’s common stock over the twelve-month period beginning April 19, 2005, including in open market transactions, privately negotiated transactions or other transactions. The Corporation purchased (but did not retire) 988 shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan in the quarter covered by this report.  The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates purchasing additional shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan as conditions warrant.

          The consolidated Corporation and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the consolidated Corporation’s and the Bank’s compliance with the capital adequacy guidelines as of September 30, 2005 and 2004 (dollars in thousands):

	September 30, 2005		September 30, 2004

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$1,074,261	$1,073,868	$990,406	$989,950
Risk Weighted Assets	801,921	801,532	743,942	743,488
Equity Capital (Tier 1)	82,627	82,632	74,325	76,236
Qualifying Allowance for Loan Losses	10,037	10,033	9,309	9,303

Total Capital	$92,664	$92,665	$83,634	$85,539

Leverage Ratio	8.04%	8.05%	7.69%	7.81%
Risk Capital Ratio:
Tier I Capital	10.30%	10.31%	9.99%	10.25%
Total Capital	11.56	11.56	11.24	11.51

          As of September 30, 2005, the consolidated Corporation and the Bank each exceeded the risk-based capital and leverage requirements set by regulatory authorities, as applicable, and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 30 days represented $17.4 million, or 1.6%, of total assets as of September 30, 2005.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank also has funds available to the Bank under approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 88.0% of our total deposits at September 30, 2005 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds, certificates of deposit greater than $100,000 and brokered deposits.  As of September 30, 2005, brokered deposits were $198,000 or less than .1% of total deposits.   Our loan to deposit ratio averaged 89.6% for the nine month period ended September 30, 2005.

          In the event that our average loans continue to grow during the remainder of 2005 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such event, our business, results of operations and financial condition could be materially negatively impacted.

          Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation with an aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at

Liquidity (cont’d.)

September 30, 2005 was 6.29%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

          On September 15, 2005, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank owned by the Corporation and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note with a five year term.  The Corporation is not required to pay a fee for any unused portion of this line.  At September 30, 2005, $150,000 had been borrowed under the line.  The rate on this line at September 30, 2005 was 5.52%.   The purpose of the line is to provide an additional liquidity source and finance bank acquisitions and the current amount outstanding was used to help fund the acquisition of ANB.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

          Except as set forth herein, there have been no material changes outside the ordinary course of business in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2004 during the interim period covered by this report.

          At September 30, 2005, outstanding documentary and standby letters of credit totaled $5,112,000 and commitments to extend credit totaled $189,257,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,175,000 and $175,074,000, respectively, at December 31, 2004.  The increase in commitments to extend credit reflects the continued demand for credit facilities in our market.

Related Party Transactions

          The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties and all loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $11,410,000 at September 30, 2005 and $8,537,000 at December 31, 2004.

Subsequent Events

          On July 20, 2005, the Board of Directors of the Corporation approved a quarterly dividend of $.07 per share to be paid on November 15, 2005 to shareholders of record on November 1, 2005.

Critical Accounting Policies

          Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  We have identified our policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  There have been no material changes in our application of this critical accounting policy since December 31, 2004.  We, in consultation with the Audit Committee of the Corporation’s Board of Directors, have reviewed and approved this critical accounting policy, which is further described under the caption “Loans and Allowance for Loan Losses” in Note 1 (“Summary of Significant Accounting and Reporting Policies”) to the Financial Statements.

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

Factors That May Affect Future Results (cont’d.)

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

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

          There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Corporation’s last fiscal quarter  that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Corporation may be subject to legal actions, including various legal actions arising in the ordinary course of business.  The ultimate outcome of pending and potential proceedings is difficult to project with certainty.  However, based on management’s experience to date, it is the opinion of management, that the settlement or other disposition of these matters is not reasonably likely to materially affect the Corporation’s business or financial position.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2005, the Board of Directors of the Corporation approved a stock purchase plan (the “2005 Stock Purchase Plan”) authorizing the Corporation to purchase up to 620,467 shares of the Corporation’s  common stock over the twelve-month period beginning April 19, 2005, including in open market transactions, privately negotiated transactions or other transactions.  The expiration date of the 2005 Stock Purchase Plan is April 18, 2006.  The Corporation purchased (but did not retire) 988 shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan in the quarter covered by this report.

The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates purchasing additional shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan as conditions warrant.

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

4.4	Junior Subordinated Debt Securities Due 2034 (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

10	Loan Agreement dated September 15, 2005 between the Corporation and Frost National Bank

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

SUMMIT BANCSHARES, INC.
Registrant

Date: November 8, 2005	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman, President
and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Bob G. Scott

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

4.4	Junior Subordinated Debt Securities Due 2034 (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

10	Loan Agreement dated September 15, 2005 between the Corporation and Frost National Bank

11	Computation of Earnings Per Common Share

31.1	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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