Form 10-Q/A
period 2005-09-30
SUMMIT BANCSHARES INC /TX/
filed 2005-11-10
CIK 745344

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,		(Unaudited) December 31, 2004

	2005	2004

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$34,967	$30,836	$27,219
FEDERAL FUNDS SOLD & DUE FROM TIME	15,671	19,467	5,020
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	236,544	219,264	223,351
LOANS – NOTES 4, 14 AND 20
Loans, Net of Unearned Discount	754,153	689,906	702,619
Allowance for Loan Losses	(11,131)	(10,079)	(10,187)

LOANS, NET	743,022	679,827	692,432
PREMISES AND EQUIPMENT – NOTE 5	15,620	15,643	15,749
GOODWILL – NOTE 6	9,060	7,978	8,042
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,276	2,560	2,478
ACCRUED INCOME RECEIVABLE	5,651	4,729	4,814
OTHER REAL ESTATE – NOTE 7	-0-	-0-	-0-
OTHER ASSETS	11,450	10,102	10,012

TOTAL ASSETS	$1,074,261	$990,406	$989,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$258,644	$232,586	$235,399
Interest-Bearing	607,384	558,938	556,865

TOTAL DEPOSITS	866,028	791,524	792,264
SHORT TERM BORROWINGS – NOTE 9	111,370	106,733	103,972
NOTES PAYABLE – NOTE 10	150	2,250	1,750
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372	12,372
ACCRUED INTEREST PAYABLE	900	601	601
OTHER LIABILITIES	3,714	3,378	3,668

TOTAL LIABILITIES	994,534	916,858	914,627

COMMITMENTS AND CONTINGENCIES – NOTES 15, 17, 19 AND 21
SHAREHOLDERS’ EQUITY – NOTES 16, 18 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,430,116, 12,334,198 and 12,359,232 shares issued and outstanding at September 30, 2005 and 2004 and at December 31, 2004, respectively	15,538	7,709	15,449
Capital Surplus	8,082	7,580	7,705
Retained Earnings	58,362	57,588	51,810
Accumulated Other Comprehensive Income – Unrealized Gain (Loss) on Available-for-Sale Investment Securities, Net of Tax (Benefit)	(2,236)	671	(474)
Treasury Stock at Cost (988 shares at September 30, 2005)	(19)	-0-	-0-

TOTAL SHAREHOLDERS’ EQUITY	79,727	73,548	74,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,074,261	$990,406	$989,117

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31, 2004

	2005	2004

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$36,905	$28,097	$39,018
Interest and Dividends on Investment Securities:
Taxable	5,912	5,435	7,409
Exempt from Federal Income Taxes	228	191	260
Interest on Federal Funds Sold and Due From Time	182	139	170

TOTAL INTEREST INCOME	43,227	33,862	46,857

INTEREST EXPENSE
Interest on Deposits	8,169	5,474	7,677
Interest on Short Term Borrowings	2,313	1,005	1,423
Interest on Notes Payable	55	41	62
Interest on Junior Subordinated Deferrable Debentures	522	203	344

TOTAL INTEREST EXPENSE	11,059	6,723	9,506

NET INTEREST INCOME	32,168	27,139	37,351
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	765	1,500	1,790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,403	25,639	35,561

NON-INTEREST INCOME
Service Charges and Fees on Deposits	2,964	3,164	4,248
Gain on Sale of Investment Securities	-0-	32	32
Other Income	3,127	2,235	2,962

TOTAL NON-INTEREST INCOME	6,091	5,431	7,242

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 17	13,296	11,169	15,329
Occupancy Expense - Net	1,988	1,560	2,206
Furniture and Equipment Expense	1,756	1,670	2,261
Other Real Estate Owned Expense - Net	(11)	38	44
Core Deposit Intangible Amortization	246	137	219
Other Expense – NOTE 12	5,172	4,415	6,131

TOTAL NON-INTEREST EXPENSE	22,447	18,989	26,190

INCOME BEFORE INCOME TAXES	15,047	12,081	16,613
APPLICABLE INCOME TAXES – NOTE 13	5,387	4,238	5,851

NET INCOME	$9,660	$7,843	$10,762

NET INCOME PER SHARE – NOTE 18
Basic	$0.78	$0.64	$0.87
Diluted	0.76	0.62	0.85

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

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2004
(Unaudited)

					Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities

							Total Share- Holders’ Equity
	Common Stock
			Capital Surplus	Retained Earnings		Treasury Stock
	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2004	6,152,329	$7,690	$7,421	$52,988	$688	$(103)	$68,684
Stock Options Exercised	38,970	49	159				208
Purchases of Stock Held in Treasury						(581)	(581)
Retirement of Stock Held in Treasury	(24,200)	(30)		(654)		684	-0-
Cash Dividend - $.21 Per Share				(2,589)			(2,589)
Net Income for the Nine Months Ended September 30, 2004				7,843			7,843
Securities Available- for-Sale Adjustment					(17)		(17)

Total Comprehensive Income – NOTE 25							7,826

Balance at September 30, 2004	6,167,099	7,709	7,580	57,588	671	-0-	$73,548
Stock Options Exercised	16,300	20	125				145
Purchases of Stock Held in Treasury						(113)	(113)
Retirement of Stock Held in Treasury	(3,383)	(4)		(109)		113	-0-
Two-for-One Stock Split	6,179,216	7,724		(7,724)			-0-
Cash Dividend - $.07 Per Share				(864)			(864)
Net Income for the Three Months Ended December 31, 2004				2,919			2,919
Securities Available- for-Sale Adjustment					(1,145)		(1,145)

Total Comprehensive Income – NOTE 25							1,774

Balance at December 31, 2004	12,359,232	15,449	7,705	51,810	(474)	-0-	74,490
Stock Options Exercised	100,184	126	377				503
Purchases of Stock Held in Treasury						(561)	(561)
Retirement of Stock Held in Treasury	(29,300)	(37)		(505)		542	-0-
Cash Dividend - $.21 Per Share				(2,603)			(2,603)
Net Income for the Nine Months Ended September 30, 2005				9,660			9,660
Securities Available- for-Sale Adjustment					(1,762)		(1,762)

Total Comprehensive Income – NOTE 25							7,898

Balance at September 30, 2005	12,430,116	$15,538	$8,082	$58,362	$(2,236)	$(19)	$79,727

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

          The consolidated Corporation and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the consolidated Corporation’s and the Bank’s compliance with the capital adequacy guidelines as of September 30, 2005 and 2004 (dollars in thousands):

	September 30, 2005		September 30, 2004

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$1,074,261	$1,073,868	$990,406	$989,950
Risk Weighted Assets	801,549	801,532	743,942	743,488
Equity Capital (Tier 1)	82,627	82,632	74,325	76,236
Qualifying Allowance for Loan Losses	10,037	10,033	9,309	9,303

Total Capital	$92,664	$92,665	$83,634	$85,539

Leverage Ratio	8.04%	8.05%	7.69%	7.81%
Risk Capital Ratio:
Tier I Capital	10.31%	10.31%	9.99%	10.25%
Total Capital	11.56	11.56	11.24	11.51

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

Item 3.     Defaults Upon Senior Securities

                    Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

                    Not applicable

Item 5.     Other Information

On September 15, 2005, the Corporation and Summit Delaware Financial Corporation (“SDFC”) entered into a loan agreement with The Frost National Bank for the purpose of providing an additional liquidity source and financing bank acquisitions. The loan agreement provides for a revolving credit facility from Frost National Bank to the Corporation in the principal amount of $10,000,000 bearing interest at the three month LIBOR rate plus 2.00%. The revolving credit facility matures on September 15, 2006, whereupon, any outstanding principal balance under the revolving credit facility shall convert to a term facility with a five year term.

The loan agreement imposes negative covenants on the Corporation and the Bank, including with respect to capital, non-performing loans, return on average assets, tangible net worth, cash flow coverage, return on equity capital, and the ability to incur debt, and prohibits the Corporation from declaring or paying any dividends in excess of $5,000,000 in the aggregate during any fiscal year or at any time the Corporation is in default in payment of obligations under the loan agreement.

Obligations under the loan agreement are secured by a first priority security interest in 100% of the shares of common stock of SDFC and a first priority security interest in 100% of the shares of the Bank. Obligations under the loan agreement are also secured by a guaranty agreement executed by SDFC.

At September 30, 2005, $150,000 was outstanding under the revolving credit facility bearing interest at 5.52%. At November 4, 2005, $0 was outstanding under the revolving credit facility. The Corporation used advances under the revolving credit facility in connection with the acquisition of ANB.

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

SUMMIT BANCSHARES, INC.
Registrant

Date: November 10, 2005	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman, President
and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Bob G. Scott

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