Form 10-K
period 2005-12-31
SUMMIT BANCSHARES INC /TX/
filed 2006-03-16
CIK 745344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 0-11986

SUMMIT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1694807

(State or other jurisdiction of organization or incorporation)	(I.R.S. Employer Identification No.)

3880 Hulen St., Fort Worth, Texas 76107

(Address of principal executive offices, including zip code)

(817) 336-6817

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 Par Value, and attached Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of Common Stock of the registrant held by non-affiliates was approximately $179,588,000, based upon the last sales price of $17.30 per share as reported on NASDAQ.

The number of shares of Common Stock outstanding at March 6, 2006 was 12,460,868 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, required to be filed pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUMMIT BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

GENERAL

Summit Bancshares, Inc. (the “Corporation”) was incorporated under the laws of the state of Texas in 1979.  The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and became a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”) in February 2002.  The Corporation maintains its principal executive offices at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107.  At December 31, 2005, the Corporation had consolidated total assets of $1.1 billion, consolidated total loans of $774.9 million, consolidated total deposits of $878.8 million and consolidated total shareholders’ equity of $81.3 million.

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

•

Trust Services. The Bank provides a wide range of trust, investment, agency and custodial services for individual and corporate clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  At December 31, 2005, the estimated fair value of trust assets was approximately $66.6 million, including managed assets of $60.1 million and custody assets of $6.5 million.

•

Financial Planning and Investment Advisory Services.  Summit Financial Partners, a division of the Bank, provides comprehensive financial planning and investment management services for both individuals and corporations.  These services include investment, retirement, education and estate planning as well as asset management services through an agreement with Raymond James Financial Services, Inc. Raymond James Financial Services, Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc.

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

AVAILABLE INFORMATION

The Corporation’s website is www.summitbank.net.  The Corporation makes copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, publicly available free of charge through its website under the “Investor Relations” section as soon as reasonably practicable after it electronically files or furnishes such materials with or to the Securities and Exchange Commission (the “SEC”).   The Corporation also makes information relating to its corporate governance policies and practices publicly available free of charge through its website.  Copies of the foregoing materials may also be obtained free of charge upon written request to the Corporation at 3880 Hulen Street, Suite 300, Fort Worth, Texas 76107, Attention: Corporate Secretary.

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

EMPLOYEES

As of December 31, 2005, the Corporation and the Bank collectively had a total of 252 full-time employees and 29 part-time employees.

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

Under the risk-based capital guidelines, the FRB requires bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% (of which at least 4.0% must be in the form of Tier 1 capital).  A bank holding company’s qualifying total capital represents the sum of its Tier 1 and Tier 2 capital (with Tier 2 capital being limited to 100% of Tier 1 capital), less investments in certain unconsolidated subsidiaries.  Tier 1 capital generally includes common shareholders’ equity, qualifying preferred stock and minority interests in consolidated subsidiaries, less goodwill, intangible assets and certain other adjustments.  Tier 2 capital generally includes certain other preferred stock, qualifying debt instruments and allowances for loan losses.  Risk-weighted assets are calculated by multiplying asset balances by corresponding risk weights generally based on perceived credit risk.  At December 31, 2005, the Corporation’s ratios of Tier 1 and qualifying total capital to risk-weighted assets were 10.3% and 11.6%, respectively, both of which exceeded regulatory minimums.

The FRB guidelines also require bank holding companies with high regulatory ratings to maintain minimum leverage ratios of at least 3.0%, which are calculated by dividing Tier 1 capital by adjusted average total consolidated assets.  Other bank holding companies with supervisory, financial or managerial weaknesses, as well as those anticipating or experiencing significant growth, are expected to maintain leverage ratios in excess of 3.0%.  At December 31, 2005, the Corporation’s ratio of Tier 1 capital to adjusted average total consolidated assets was 8.0%, which exceeded the regulatory minimum.

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

Capital Adequacy Requirements.  FDICIA established a system of supervision of the capital adequacy of insured depository institutions based upon minimum risk-based capital ratios and leverage ratios which are similar to those established by the FRB for bank holding companies.  The OCC regulations establish five capital categories ranging from “well capitalized” to “critically undercapitalized.”  A depository institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  A depository institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution was given the highest rating in its most recent report of examination) and the institution does not meet the definition of a “well capitalized” institution.  A depository institution is considered “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution received the highest rating in its most recent report of examination).  An institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%.   A depository institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  At December 31, 2005, the Bank qualified as a “well capitalized” institution under the OCC regulations.

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

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation.  Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the “SAIF”).  Prior to January 1, 2000, the Funds Act provided that BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members.  However, beginning January 1, 2000, the Funds Act provided that all BIF- and SAIF- insured institutions must pay FICO assessments at the same rate.  For the first quarter of 2006, FICO rates have been set at .0132% for both BIF and SAIF members.  The FICO assessment rates for both BIF and SAIF members for 2005 were as follows:

Fourth Quarter	.0134%
Third Quarter	.0134%
Second Quarter	.0142%
First Quarter	.0144%

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

The USA Patriot Act and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.   If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  The Corporation has developed policies and procedures designed to assist in compliance with these laws and regulations.

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

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report, the following risks may affect us.  Among the risks are: (i) risks associated with our business, (ii) risks associated with our common stock and (iii) risks associated with our industry.  Our business, financial condition or results of operations could be materially and adversely affected by any of these risks.

Risks Associated With Our Business

      Our profitability may be adversely affected by a downturn in the Tarrant County economy

Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Texas metropolitan areas of Arlington and Fort Worth located in Tarrant County and substantially all of our loan customers and most of our deposit and other customers live or have operations in Tarrant County.  Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts, the continued attraction of business ventures to the area, and the general economic conditions of Tarrant County.  The local economic conditions in Tarrant County have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact Tarrant County economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.  Conversely, we may not benefit from any future market growth or favorable economic conditions in Tarrant County.

      Changes in interest rates could negatively impact our financial condition and results of operations

Our results of operations are largely dependent upon net interest income, which is the difference between interest income earned on interest-earning assets (such as loans and securities) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including domestic and international economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings.  If our interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a declining interest rate environment, net interest income could be adversely impacted.  Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earnings assets in a rising interest rate environment, net interest income could be adversely impacted.

Specifically, we have traditionally obtained funds principally through deposits and borrowings.  As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings.  If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balances of our deposits decrease relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.  Such an increased reliance on borrowings could have a negative impact on our results of operations or financial condition.

Changes in interest rates also can affect the value of loans and other assets and our ability to realize gains on the sale of assets.  A portion of our earnings result from transactional income.  An example of this type of transactional income is gain on sales of loans and other real estate owned.  This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment.  An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flow.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See “Interest Rate Sensitivity” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The types of loans in our portfolio have a higher degree of risk than residential real estate loans or consumer loans

As of December 31, 2005, approximately 83% of our loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having a higher risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.  See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

Our allowance for loan losses may be insufficient and unexpected loan losses could adversely affect our results of operations

We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses; we will need additional provisions to increase the allowance for possible loan losses. We recently announced that, in light of further information and developments concerning a classified borrower with outstanding loan balances of approximately $9 million, additional provisions for loan losses may be taken during the first quarter of 2006. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to management’s process for determining the appropriate level of the allowance for possible loan losses.

      We are exposed to risk of environmental liabilities with respect to properties to which we take title

      A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

      We face strong competition from financial service companies and other companies that offer banking services which could hurt our business

We conduct our banking operations almost exclusively in Tarrant County.  Because Tarrant County has been under serviced by the banking industry historically, we expect to experience increased competition.  Increased competition in Tarrant County may result in reduced loans and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the banking services that we offer.  These competitors include national banks, regional banks and community banks.  We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns.  Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits that could allow them to serve the credit needs of larger customers.  Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services.  Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services.  We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas.  If we are unable to attract and retain banking customers, we may be unable to continue our loan and deposit growth and our business, financial condition, results of operations and cash flows may be adversely affected.

      We are subject to extensive government regulation and supervision that may limit our ability to take certain actions

We are subject, primarily through Summit Bank and certain non-bank subsidiaries, to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1. Business.

      Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business

We have assembled a senior management team which has a substantial background and experience in banking and financial services in the Tarrant County market.  Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

      Our controls and procedures may fail or be circumvented which could adversely affect our business

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

      New lines of business or new products and services may subject us to additional risks

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

      Potential acquisitions may disrupt our business and dilute shareholder value

We seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.
•	Exposure to potential asset quality issues of the target company.
•	Difficulty and expense of integrating the operations and personnel of the target company.
•	Potential disruption to our business.
•	Potential diversion of our management’s time and attention.
•	The possible loss of key employees and customers of the target company.
•	Difficulty in estimating the value of the target company.
•	Potential changes in banking or tax laws or regulations that may affect the target company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

      Our information systems may experience an interruption or breach in security and our business harmed

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

      Our failure to adapt to continuous technological change could adversely affect our results of operations

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Risks Associated With Our Common Stock

      Even though our common stock is currently traded on the Nasdaq Stock Market’s National Market, it has less liquidity than the average stock quoted on a national securities exchange

The trading volume in our common stock on the Nasdaq National Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or the other stock exchanges.  Shareholders, therefore, may experience difficulty selling a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.  We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock.  We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

      The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance

General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

      If a change in control or change in management is delayed or prevented, the market price of our common stock could be negatively affected

Provisions in our corporate documents, including our rights agreement, as well as certain federal and state regulations, may make it difficult and expensive to pursue a tender offer, change in control or takeover attempt that our board of directors opposes.  As a result, our shareholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers.  Provisions contained in our charter also will make it more difficult for an outside shareholder to remove our current board of directors or management.

      An investment in our common stock is not an insured deposit

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and may be subject to some or all of the same market forces that affect the price of common stock in any other company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Risks Associated With Our Industry

      The earnings of financial services companies are significantly affected by general business and economic conditions

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the Tarrant County economy, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

      Consumers may decide not to use banks to complete their financial transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has not received any written comments from the SEC staff regarding the Corporation’s periodic or current reports under the Securities Exchange Act of 1934, as amended, not less than 180 days before the end of the Corporation’s fiscal year to which this annual report relates and, accordingly, no disclosure of any unresolved SEC staff comments is required pursuant to this Item.

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

The Euless office of the Bank is located at 350 Westpark Way, Euless, Texas.  The Bank leases this facility from an unrelated third party under a lease agreement expiring in October 2009 with options for an additional six years.  This banking facility opened in October 2004.  The Bank also owns a detached motor bank facility at  2700 West Euless Boulevard, Euless, Texas.

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

The Lake Arlington office of the Bank is located at 5500 West Arkansas Lane, Arlington, Texas.  The Bank leases this facility from an unrelated third party under a lease agreement expiring in January 2008 with options that extend to July 2028.  The Bank assumed this lease through the Bank’s acquisition of ANB Financial Corporation which was effective May 2004.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  Since May 3, 1993, the Common Stock of the Corporation has traded on the Nasdaq National Market System under the symbol “SBIT.”  The following table sets forth the high and low bid prices for the Common Stock for the periods indicated (adjusted as appropriate to reflect the two-for-one stock split effected on December 31, 2004):

2005 Fiscal Year	High	Low	2004 Fiscal Year	High	Low

First Quarter	$20.50	$16.40	First Quarter	$16.08	$13.83
Second Quarter	18.65	16.00	Second Quarter	15.13	13.50
Third Quarter	19.28	17.16	Third Quarter	16.63	14.30
Fourth Quarter	19.75	16.78	Fourth Quarter	18.95	16.33

As of December 31, 2005, there were 12,443,518 shares of the Corporation’s Common Stock outstanding held by approximately 475 shareholders of record.  The closing price per share of Common Stock on December 30, 2005, the last trading day of the Corporation’s fiscal year was $17.98. The foregoing quotations reflect prices quoted by market makers, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Dividends.  The Corporation has paid regular cash dividends on the Common Stock on a quarterly basis since 1993.  The following table sets forth the quarterly dividends paid by the Corporation on the Common Stock for the indicated periods (adjusted as appropriate to reflect the two-for-one stock split effected on December 31, 2004):

2005 Fiscal Year	Dividends Per Share	2004 Fiscal Year	Dividends Per Share

First Quarter	$0.07	First Quarter	$0.07
Second Quarter	0.07	Second Quarter	0.07
Third Quarter	0.07	Third Quarter	0.07
Fourth Quarter	0.07	Fourth Quarter	0.07

Although the Corporation intends to continue to pay comparable quarterly cash dividends on the Common Stock in the future, there can be no assurance that the Corporation will pay cash dividends in the future or, if paid, that such cash dividends will be comparable to cash dividends previously paid by the Corporation.  The Corporation’s future dividend policy is subject to the discretion of the Board of Directors of the Corporation and will depend upon a number of factors, including the Corporation’s future earnings, financial condition and cash needs, general business conditions and the amount of dividends paid to the Corporation by the Bank.  See “Business - The Corporation - Restrictions on Payment of Dividends” and “Business - The Bank - Restrictions on Payment of Dividends” for additional factors that may limit the ability of the Corporation and the Bank to pay cash dividends.

On April 19, 2005, the Board of Directors of the Corporation approved a stock purchase plan (the “2005 Stock Purchase Plan”) authorizing the Corporation to purchase up to 620,467 shares of the Corporation’s common stock over the twelve-month period beginning April 19, 2005, including in open market transactions, privately negotiated transactions or other transactions.  The Corporation purchased (but did not retire) 988 shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan in the third quarter of the fiscal year covered by this report.  As of the beginning of the fourth quarter of the fiscal year covered by this report, there were 619,479 shares of the Corporation’s common stock that may yet be purchased under the 2005 Stock Purchase Plan.  The following table furnishes information for purchases made in the fourth quarter of the fiscal year covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1
10/01/05 - 10/31/05	850	$18.45	850	618,629
Month #2
11/01/05 - 11/30/05	900	18.83	900	617,729
Month #3
12/01/05 - 12/31/05	-0-	-0-	-0-	617,729

Total	1,750	$18.65	1,750	617,729

(1)	These shares were purchased pursuant to the 2005 Stock Purchase Plan.

(2)	The 2005 Stock Plan was announced on May 10, 2005.

(3)

The Board of Directors of the Corporation approved the Corporation to purchase up to 620,467 shares of the Corporation’s common stock over the twelve-month period beginning April 19, 2005 pursuant to the 2005 Stock Purchase Plan.

(4)	The expiration date of the 2005 Stock Purchase Plan is April 18, 2006.

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

The following table sets forth selected financial data of the Corporation for the past five years (dollars in thousands except ratios and per share data).  The information set forth below is not necessarily indicative of future results, and should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Corporation’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.  Share and per share data have been adjusted as appropriate to reflect the two-for-one stock split effected on December 31, 2004.

	Years Ended December 31,

	2005	2004	2003	2002	2001

Summary of Earnings:
Interest Income	$59,961	$46,857	$38,527	$38,657	$44,497
Interest Expense	15,768	9,506	7,437	8,512	15,527

Net Interest Income	44,193	37,351	31,090	30,145	28,970
Provision for Loan Losses	1,105	1,790	880	3,140	1,755
Securities Gains (Losses)	-0-	32	230	165	-0-
Non-interest Income	8,004	7,210	5,798	5,302	4,516
Non-interest Expense	30,658	26,190	21,453	18,309	18,265

Earnings Before Income Taxes	20,434	16,613	14,785	14,163	13,466
Income Tax Expense	7,258	5,851	5,017	4,846	4,664

Net Income	$13,176	$10,762	$9,768	$9,317	$8,802

Balance Sheet Data (at period-end):
Total Assets	$1,099,735	$989,117	$795,478	$687,733	$635,956
Investment Securities	256,842	223,351	195,959	173,512	160,136
Loans, Net of Unearned Discount	774,886	702,619	553,769	469,145	430,754
Allowance for Loan Losses	11,208	10,187	7,784	6,706	6,015
Demand Deposits	263,027	235,399	192,877	167,745	150,040
Total Deposits	878,776	792,264	641,381	581,949	543,803
Other Borrowings	134,231	118,094	82,234	37,255	28,366
Shareholders’ Equity	81,333	74,490	68,684	64,938	60,536
Per Share Data:
Net Income - Basic	$1.06	$0.87	$0.79	$0.75	$0.70
Net Income - Diluted	1.04	0.85	0.77	0.73	0.68
Book Value - Period-End	6.54	6.03	5.59	5.29	4.84
Dividends Declared and Paid	0.28	0.28	0.26	0.24	0.22
Weighted Average Shares Outstanding (000)	12,414	12,326	12,322	12,448	12,636
Average Common Share Equivalents (000)	296	353	312	344	306
Selected Performance Ratios:
Return on Average Assets	1.28%	1.16%	1.32%	1.39%	1.41%
Return on Average Shareholders’ Equity	16.89	15.04	14.43	14.74	15.01
Dividend Payout Ratio	26.37	32.09	32.81	32.05	31.61
Net Interest Margin (tax equivalent)	4.58	4.31	4.48	4.80	4.93
Efficiency Ratio	58.54	58.55	57.57	51.26	54.55
Asset Quality Ratios:
Non-Performing Loans to Total Loans - Period-End	0.39%	0.37%	0.43%	0.46%	0.96%
Non-Performing Assets to Total Assets - Period-End	0.27	0.26	0.30	0.50	0.72
Allowance for Loan Losses to Total Loans - Period-End	1.45	1.45	1.41	1.43	1.40
Allowance for Loan Losses to Non-Performing Loans - Period-End	374.0	394.0	331.0	314.0	146.0
Net Charge-Offs (Recoveries) to Average Loans	0.01	0.10	(0.04)	0.53	0.28
Capital Ratios:
Shareholders’ Equity to Total Assets - Period-End	7.40%	7.53%	8.63%	9.44%	9.52%
Average Shareholders’ Equity to Average Assets	7.57	7.74	9.15	9.45	9.40
Total Risk-based Capital to Risk Weighted Assets - Period-End*	11.55	11.40	12.70	13.41	14.34
Leverage Ratio - Period-End*	7.97	7.85	8.62	8.96	9.20

*Calculated in accordance with Federal Reserve guidelines currently in effect.

Quarterly Results (Unaudited)

A summary of the unaudited results of operations for each quarter of 2005 and 2004 is set forth below (dollars in thousands except for per share data).  Per share data has been adjusted as appropriate to reflect the two-for-one stock split effected on December 31, 2004.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest Income	$13,373	$14,378	$15,476	$16,734
Interest Expense	3,140	3,656	4,263	4,709

Net Interest Income	10,233	10,722	11,213	12,025
Provision for Loan Losses	225	225	315	340
Gain on Sale of Securities	-0-	-0-	-0-	-0-
Non-interest Income	1,880	2,035	2,176	1,913
Non-interest Expense	7,252	7,558	7,637	8,211

Earnings Before Income Taxes	4,636	4,974	5,437	5,387
Income Tax Expense	1,623	1,783	1,981	1,871

Net Income	$3,013	$3,191	$3,456	$3,516

Per Share Data:
Net Income:
Basic	$0.24	$0.26	$0.28	$0.28
Diluted	0.24	0.25	0.27	0.28
Dividends Paid	0.07	0.07	0.07	0.07
Stock Price Range:
High	20.50	18.65	19.28	19.75
Low	16.40	16.00	17.16	16.78
Close	17.05	17.30	18.37	17.98

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest Income	$10,198	$11,302	$12,361	$12,995
Interest Expense	1,915	2,274	2,533	2,782

Net Interest Income	8,283	9,028	9,828	10,213
Provision for Loan Losses	605	400	495	290
Gain on Sale of Securities	-0-	-0-	32	-0-
Non-interest Income	1,567	1,723	2,109	1,811
Non-interest Expense	5,530	6,350	7,109	7,202

Earnings Before Income Taxes	3,715	4,001	4,365	4,532
Income Tax Expense	1,264	1,405	1,569	1,613

Net Income	$2,451	$2,596	$2,796	$2,919

Per Share Data:
Net Income:
Basic	$0.20	$0.21	$0.23	$0.23
Diluted	0.19	0.21	0.22	0.23
Dividends Paid	0.07	0.07	0.07	0.07
Stock Price Range:
High	16.08	15.13	16.63	18.95
Low	13.83	13.50	14.30	16.33
Close	15.05	14.55	16.63	18.75

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words, “believe,” “expect,” “anticipate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to the Corporation’s operations, the discussion of allowance for loan losses, litigation and any quantitative and qualitative disclosure about market and interest rate risk.  The actual results of the Corporation could differ materially from those management expectations.  Further information concerning the Corporation and its business, including risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K are set forth under “Risk Factors” in Item 1A.  of this Annual Report.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K, and, except as may be required by applicable law and regulation, the Corporation does not undertake, and specifically disclaims any obligation, to publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview.  The Corporation’s business has been conducted primarily through its wholly-owned subsidiaries, the Bank, Summit Delaware Financial Corporation, SIA and SBI Trust.  As of December 31, 2005, the Bank operated its branch offices in twelve locations in Tarrant County, Texas.  At December 31, 2003, the Bank had seven branch offices.  The increase during 2004 was due to the May 2004 acquisition of the four branches of Arlington National Bank and the October 2004 opening of a branch in Euless, Texas.  In May 2004, the Corporation completed its acquisition of ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank (collectively, “ANB”), and ANB’s results of operations have been included in the Corporation’s results of operations since the acquisition date.  On December 31, 2004, the Corporation effected a two-for-one stock split on its common stock payable in the form of a 100% stock dividend, and all share and per share data included herein has been adjusted as appropriate to reflect this stock split.

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

Net income for 2005 was $13.2 million, an increase of $2.4 million, or 22.4%, compared to $10.8 million recorded for 2004.  On a weighted average share basis, net income for 2005 was $1.04 per diluted share as compared to $0.85 per diluted share for 2004, an increase of 22.4%.  The increase in earnings during 2005 was primarily due to an increase in net interest income of $6.9 million over 2004.  The increase in net interest income during 2005 was largely due to growth in average loans of 12.7% and a rising interest rate environment.   Non-interest income in 2005 increased $762 thousand, or 10.5%, over 2004.   Non-interest expenses increased $4.5 million during 2005 compared to 2004.  The increase in non-interest expenses was largely due to higher levels of salaries and employee benefits and occupancy expense. The increase in salaries and employee benefits was largely due to staff increases and merit increases to support the Corporation’s continued growth.  The increase in occupancy expense reflected the impact of operating the ANB branches, the Euless branch and Hulen motor bank facilities for a full year; the relocation of Summit Financial Partners and the Trust Department to new facilities; and the loss of tenant rents at one of our bank-owned facilities. In addition, the expense for the provision for loan losses in 2005 decreased $0.7 million from 2004 as a result of the low level of charge-offs.  Net charge-offs for 2005 remained at low levels relative to the Corporation’s five-year average.

Continuing to reflect a strong economy in the Corporation’s market area, total loans at December 31, 2005 were $774.9 million, which represented an increase of 10.3% over total loans for 2004.  Total funding (deposits and borrowings) for 2005 also experienced growth, increasing 11.3% over the prior year period to $1.0 billion.  Shareholders’ equity was $81.3 million at December 31, 2005, which represented an increase of 9.2% compared to December 31, 2004.

Net income for 2004 was $10.8 million, an increase of $1.0 million, or 10.2%, compared to $9.8 million recorded for 2003.  On a weighted average share basis, net income for 2004 was $0.85 per diluted share as compared to $0.77 per diluted share for 2003, an increase of 10.4%. The increase in earnings during 2004 was primarily due to an increase in net interest income of $6.3 million over 2003.  The increase in net interest income was primarily due to growth in average loans of 28.4%, which more than offset the impact of the low interest rate environment and a declining net interest margin during 2004 compared to 2003.  Excluding ANB, which added $40.8 million to average loans in 2004, average loans increased 20.3% over 2003. Non-interest income in 2004 increased $1.2 million, or 20.1%, over 2003.  Non-interest expenses increased $4.7 million during 2004 compared to 2003.  The increase in non-interest expenses was primarily due to ANB, the Euless location and Sarbanes-Oxley compliance costs which added $2.5 million, $0.4 million and $0.3 million, respectively, to 2004 expenses.  In addition, the expense for the provision for loan losses increased $0.9 million over 2003, virtually matching the increase in net charge-offs over 2003.

The following table shows selected performance ratios over the last three years that management believes to be key indicators of the Corporation’s performance:

	2005	2004	2003

Return on Average Assets (ROAA)	1.28%	1.16%	1.32%
Return on Average Shareholders’ Equity (ROAE)	16.89	15.04	14.43
Shareholders’ Equity to Assets - Average	7.57	7.74	9.15
Dividend Payout Ratio	26.37	32.09	32.81
Net Interest Margin (tax equivalent)	4.58	4.31	4.48
Efficiency Ratio	58.54	58.55	57.57
Net Income Per Share - Diluted	$1.04	$0.85	$0.77

The return on average assets ratio is calculated by dividing net income by average total assets for the year.   Management believes the Corporation’s return on average assets ratio of 1.28% in 2005 is comparable to the return on average assets ratio of other financial institutions in the Corporation’s peer group, which averaged 1.43% in 2005.  The Corporation’s peer group is comprised of other publicly traded bank holding companies headquartered in Texas and was selected by management of the Corporation.

The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the year.  Management believes the Corporation’s return on average shareholders’ equity ratio of 16.89% in 2005 compares favorably to the return on average shareholders’ equity ratio of other financial institutions in the Corporation’s peer group, which averaged 15.03% in 2005.

The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the year. Management believes the Corporation’s average shareholders’ equity to average assets ratio of 7.57% in 2005 is comparable to the  average shareholders’ equity to average asset ratio of other financial institutions in the Corporation’s peer group, which averaged 9.55% in 2005.  The Corporation’s ratio is lower than its historical levels due to the ANB acquisition and the significant increase in assets added.   With the ANB acquisition being a cash acquisition, it resulted in the leveraging of the Corporation’s capital position, thus creating a lower shareholders’ equity to assets ratio than what the Corporation has historically reported.

The dividend payout ratio is determined by dividing the total dividends paid by net income for the year.  In 2005, the Corporation’s dividend payout ratio resulted in a yield-to-market price return comparable to the average dividend payout ratio of the Corporation’s peer group.

Net interest margin is calculated by dividing net interest income on a tax equivalent basis by average total earning assets.  Management believes the Corporation’s net interest margin ratio of 4.58% in 2005 compares favorably to the net interest margin ratio of other financial institutions in the Corporation’s peer group, which was 4.35% in 2005.

The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and net interest income for the year.  The efficiency ratio provides a measure of the extent to which the Corporation’s revenues are absorbed by its non-interest expenses.  Management believes the Corporation’s efficiency ratio of 58.54% in 2005 compares favorably to the weighted average efficiency ratio of other financial institutions in the Corporation’s peer group, which was 58.47% in 2005.

Diluted net income per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares as described in Note 17 to the Consolidated Financial Statements included elsewhere in this report.

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

Net interest income (tax equivalent) for 2005 was $44.4 million, which represented an increase of $6.9 million, or 18.3%, compared to 2004.  The net increase in net interest income in 2005 reflected a $13.1 million increase in interest income which was partially offset by a $6.3 million increase in interest expense.

The increases in interest income and interest expense in 2005 were largely due to higher volumes of interest earning assets and interest bearing liabilities and significant increases in short-term interest rates. The prime rate increased 200 basis points in 2005.  The yield on earning assets increased to 6.21% for 2005 from 5.40% for 2004, and the rates paid on interest-bearing liabilities increased to 2.23% for 2005 from 1.49% for 2004.  These increases resulted in the net interest margin increasing to 4.58% in 2005 from 4.31% for 2004.  The increases also reflect the maturities of earning assets and time deposits originated in prior periods when market rates were lower.

The increase in net interest income for 2005 was largely due to the 12.7% growth in average loans and the increase in interest rates. Also contributing to the increase in the net interest margin was the increase in average non-interest bearing demand deposits as a percent of average total deposits to 29.4% in 2005 from 28.9% in 2004.

Net interest income (tax equivalent) for 2004 was $37.5 million, which represented an increase of $6.3 million, or 20.0%, compared to 2003.  The net increase in net interest income in 2004 reflected an $8.3 million increase in interest income which was offset by a $2.0 million increase in interest expense.

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

The increase in net interest income for 2004 was primarily due to the 28.4% growth in average loans and the 20.9% growth in average deposits during the same period, which offset the 17 basis point decline in net interest margin.  Average non-interest bearing demand deposits as a percent of average total deposits increased to 28.9% in 2004 from 28.4% in 2003.

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

	Years Ended December 31,

	2005			2004			2003

(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning Assets:
Federal Funds Sold and Interest-Bearing Deposits	$8,694	$292	3.36%	$14,303	$170	1.19%	$7,912	$81	1.02%
Investment Securities (Taxable)	219,751	8,281	3.77	200,383	7,409	3.70	179,539	7,106	3.96
Investment Securities (Tax-exempt)(2)	9,314	496	5.33	7,280	395	5.43	5,779	314	5.43
Loans, Net of Unearned Discount(1)	729,856	51,064	7.00	647,686	39,024	6.03	504,520	31,171	6.18

Total Earning Assets	967,615	60,133	6.21	869,652	46,998	5.40	697,750	38,672	5.54

Other Assets:
Cash and Due From Banks	30,620			28,620			26,295
Other Assets	43,296			35,281			22,964
Allowance for Loan Losses	(10,779)			(9,351)			(7,351)

Total Assets	$1,030,752			$924,202			$739,658

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts	$237,415	3,428	1.44	$232,155	2,518	1.08	$193,841	2,108	1.09
Savings	168,507	3,124	1.85	149,510	1,832	1.23	119,851	1,581	1.32
Certificates of Deposit under $100,000 and IRA’s	80,494	2,280	2.83	68,602	1,526	2.22	62,938	1,563	2.48
Certificates of Deposit $100,000 or More	91,713	2,777	3.03	73,097	1,793	2.45	59,072	1,551	2.63
Other Time	1,538	54	3.51	288	8	2.59	315	7	2.26
Other Borrowings	126,651	4,105	3.24	112,592	1,829	1.62	60,156	627	1.04

Total Interest-Bearing Liabilities	706,318	15,768	2.23	636,244	9,506	1.49	496,173	7,437	1.50

Other Liabilities:
Demand Deposits	241,735			212,482			172,784
Other Liabilities	4,704			3,899			3,028
Shareholders’ Equity	77,995			71,577			67,673

Total Liabilities and Shareholders’ Equity	$1,030,752			$924,202			$739,658

Net Interest Income and Margin (T/E Basis)(2)		$44,365	4.58%		$37,492	4.31%		$31,235	4.48%

(1)

Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $1,682,000,  $1,469,000, and $1,248,000 for the years ended December 31, 2005, 2004, and 2003, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income

(2)	Presented on a tax equivalent basis (“T/E”) using a federal income tax rate of 35% in 2005 and 34% in 2004 and 2003.

The net interest margin was 4.58% for 2005, which represented an increase of 27 basis points from 2004.  This increase in the net interest margin in 2005 reflected an 81 basis point increase in yield on earning assets from 2004 to 2005, which was partially offset by a 74 basis point increase in rates paid on interest-bearing liabilities from 2004 to 2005.  If market rates increase during 2006, management anticipates that the net interest margin would increase from 2005 levels (assuming that the rates paid on interest-bearing liabilities do not increase faster than the yield on earning assets).

The net interest margin was 4.31% for 2004, which represented a decrease of 17 basis points from 2003.  This decrease in net interest margin in 2004 reflected a 14 basis point decrease in yield on earning assets from 2003 to 2004, which was offset by a 1 basis point decrease in rates paid on interest-bearing liabilities from 2003 to 2004.  The decrease in net interest margin also reflected less earned income from the Corporation’s investment in earning assets that are funded by its non-interest bearing sources of funding (demand deposits and shareholders’ equity) in 2004 compared to 2003 due to the lower interest rate environment during this period.

In the event that the Corporation’s average loans continue to grow during 2006 and the Corporation is unable to fund any such growth through the generation of additional deposits, the Corporation may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank, repurchase agreements or brokered certificates of deposit, which could have a negative impact on its net interest margin as compared to funding from deposits.

The table below analyzes the increase in net interest income on a fully tax equivalent basis for each of the fiscal years ended December 31, 2003 to December 31, 2005.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	2005 vs. 2004 Increase (Decrease) Due to Changes in:			2004 vs. 2003 Increase (Decrease) Due to Changes in:

(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold and Interest-Bearing Deposits	$(67)	$189	$122	$65	$24	$89
Investment Securities (Taxable)	716	156	872	814	(511)	303
Investment Securities (Tax-exempt)	110	(9)	101	81	-0-	81
Loans, Net of Unearned Discount	4,951	7,089	12,040	8,845	(992)	7,853

Total Interest Income	5,710	7,425	13,135	9,805	(1,479)	8,326

Interest-Bearing Liabilities:
Transaction Accounts & Savings	290	1,912	2,202	794	(133)	661
Certificates of Deposit and Other Time	756	1,028	1,784	508	(302)	206
Other Borrowings	228	2,048	2,276	849	353	1,202

Total Interest Expense	1,274	4,988	6,262	2,151	(82)	2,069

Changes in Net Interest Income	$4,436	$2,437	$6,873	$7,654	$(1,397)	$6,257

Net interest income for 2005 increased $6.9 million, or 18.3%, compared to 2004.  In this same period, total interest income increased 27.9% and total interest expense increased 65.9%, primarily due to significant increases in average loan and deposit volumes and the higher level of interest rates.

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

Non-interest Income. Non-interest income is an important contributor to net income.  The most significant component of the Corporation’s non-interest income is various charges and fees earned by the Corporation on deposit accounts and related services.  The following table summarizes the changes in non-interest income during the past three years (dollars in thousands):

	Years Ended December 31,

	2005		2004		2003

	Amount	%Change	Amount	%Change	Amount

Service Charges on Deposit Accounts	$3,938	(7.3)%	$4,248	23.4%	$3,443
Non-recurring Income	469	129.9	204	100.0	-0-
Gain on Sale of Investment Securities	-0-	(100)	32	(86.1)	230
Other Non-interest Income	3,597	30.4	2,758	17.1	2,355

Total Non-interest Income	$8,004	10.5%	$7,242	20.1%	$6,028

Non-interest income for 2005 was $8.0 million, which represented an increase of $762,000, or 10.5%, compared to 2004.  Service charges on deposit accounts in 2005 decreased $310,000, or 7.3%, from 2004.  The decrease was largely the result of a reduction in fees earned on commercial accounts that are on account analysis.  The decrease reflects the impact of the higher interest rate environment on earnings credits for commercial deposit account balances. Included in non-recurring income in 2005 was a gain of $247,000 on the sale of land carried in Premises and Equipment that was previously held for future bank expansion.  The other major component of non-recurring income in 2005 was $202,000 in payments received from Pulse EFT as participant in that ATM network.  The increase in other non-interest income in 2005 was primarily due to increases in income from debit card fees, merchant card fees, trust fees, investment services fees, gains on sales of student loans and insurance sales commissions.  Trust fees were $331,000 in 2005, an increase of $175,000 over 2004.  Investment services fees were $790,000 in 2005 compared with $336,000 for the prior year.  The increase in investment services fees is the result of the formation of Summit Financial Partners after the acquisition of Dignum Financial Services.  Summit Financial Partners offers financial planning and investment advisory services.  Gains on the sale of student loans totaled $303,000 in 2005, an increase of $126,000 over 2004.  Insurance sales commissions were derived from SIA and totaled $128,000 in 2005, up from $72,000 in 2004. These increases in other non-interest income were partially offset by declines in ATM fees and interest recovered on loans previously on nonaccrual.

Non-interest income for 2004 was $7.2 million, which represented an increase of $1.2 million, or 20.1%, compared to 2003.  $1.0 million of this increase was attributable to the additions of branches acquired from ANB.  In addition, service charges on deposits from existing locations increased in 2004 primarily as a result of an increase in insufficient funds charges on deposit accounts.  The non-recurring income in 2004 resulted from the gain of $167,000 on the sale of an asset previously carried in Other Assets and a gain of $37,000 on the partial sale of land carried in Premises and Equipment that was previously held for future branch expansion.  The increase in other non-interest income in 2004 was primarily due to increases in income from debit card and ATM fees, printed check fees, trust fees, interest recovered on loans previously on non-accrual, gains on sales of student loans and insurance sales commissions.  Insurance sales commissions were derived from SIA and totaled $72,000 in 2004. The increase in printed check fees was due to a contractual rebate received from a new check provider.  These increases were partially offset by declines in mortgage brokerage fees which declined during 2004 primarily as a result of a reduction in mortgage re-financings due to rising rates in the latter half of 2004 and a decline in letter of credit fees which were lower in 2004 due to the loss of a significant relationship during 2003.  The Corporation derived $336,000 of revenues in 2004 in investment services fees  which was less than that recorded in 2003 primarily due to revenue lost in 2004 due to the merger of several banks in Tarrant County involving banks that were previously investment services customers.

Non-interest Expense. Non-interest expense includes all expenses of the Corporation other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in the non-interest expenses for the past three years (dollars in thousands):

	Years Ended December 31,

	2005		2004		2003

	Amount	%Change	Amount	%Change	Amount

Salaries and Employee Benefits	$18,277	19.2%	$15,329	18.6%	$12,926
Occupancy Expense - Net	2,834	28.5	2,206	27.2	1,734
Furniture and Equipment Expense	2,341	3.5	2,261	20.5	1,877
Other Real Estate Owned and Foreclosed Asset Expense - Net	(11)	—	44	—	(4)
Intangible Asset Amortization	334	52.5	219	—	-0-
Other Expenses:
Business Development	1,097	35.4	810	6.3	762
Insurance - Other	214	(7.0)	230	(0.9)	232
Legal and Professional Fees	1,304	2.9	1,267	84.2	688
Item Processing	821	(8.3)	895	33.2	672
Franchise Taxes	122	139.2	51	(20.3)	64
Postage and Courier	470	6.1	443	20.4	368
Printing and Supplies	475	8.0	440	1.1	435
Regulatory Fees and Assessments	325	7.6	302	20.8	250
Other Operating Expenses	2,055	21.4	1,693	16.8	1,449

Total Other Expenses	6,883	12.3	6,131	24.6	4,920

Total Non-interest Expense	$30,658	17.1%	$26,190	22.1%	$21,453

Total non-interest expense increased $4.5 million, or 17.1%, in 2005 over 2004 reflecting increases in salaries and benefits, occupancy and equipment expenses, business development, franchise taxes and other miscellaneous expenses.  Total non-interest expense increased $4.7 million, or 22.1%, in 2004 over 2003 reflecting increases in salaries and benefits, occupancy and equipment expenses, legal and professional fees, item processing expenses and other operating expenses.  As a percent of average assets, total non-interest expenses were 2.97%, 2.83% and 2.90% in 2005, 2004 and 2003, respectively.

The increase in salaries and employee benefits for both years of 2005 and 2004 were due to salary merit increases, additions to staff, employee bonus expenses and increases in the cost of employee insurance.  In addition, $1.3 million of the increase in salaries and benefits for 2004 was attributable to the addition of the ANB staff.  In 2005 and 2004, the bonus expense was $1.2 million and $0.9 million, respectively.  The average number of full-time equivalent employees increased in 2005 and 2004 by 16.4 and 31.2, respectively, to an average full-time equivalent staff of 260.7 and 244.3, respectively.  At year-end 2005, the full-time equivalent staff was 267 as compared to 254 at the end of 2004.  The impact of the ANB acquisition on 2004 full-time equivalent staff represented an increase of 23.9 on the full year average and 31 to the year end total.

Occupancy expenses increased in 2005 due to facilities that were opened or acquired in 2004 and were in use for an entire year in 2005.  During 2004, two facilities were opened, the Euless branch and the Hulen motor bank.  Four facilities were acquired in the ANB transaction.  Also contributing to the increase in occupancy expense in 2005 were the leasing of additional space in the Hulen facility and the loss of tenant rents at a bank-owned building.  Occupancy expenses increased in 2004 due to the addition of the ANB locations, which added $0.3 million to this expense, the addition of the Euless branch facility and a full year of expenses related to the facility leased in May 2003 to house the Corporation’s administrative, credit and data processing departments as well as the Hulen branch personnel.  The increase in occupancy expense in 2003 was due to the addition of two new branch facilities and the relocation and centralization of the support groups previously mentioned into a new facility which was leased beginning in May 2003.  Rental expense for the Corporation has increased each year from 2003 to 2005, increasing from 1.0 million in 2003 to $1.1 million in 2004 and $1.3 million in 2005 due to the added facilities mentioned above.

Furniture and equipment expense was $2.3 million in 2005, an increase of $80 thousand over 2004.  Furniture and equipment expense increased $384 thousand in 2004 compared to 2003.  The increase in equipment expense in 2004 was primarily related to an increase in depreciation expense due to an 11.0% increase in average furniture and equipment assets during 2004.  The increase in 2004 was also attributable to the ANB acquisition which added $0.3 million to furniture and equipment assets plus the facility for the support functions mentioned above.  The increase in equipment expense in 2003 was primarily related to an increase in depreciation expense due to a 62.7% increase in furniture and equipment assets during 2003.  The increase in 2003 also included the full year impact of the investment in new hardware and software related to a core system data processing conversion made in October 2002, the cost of equipment added in new branches and the new facility for the support functions mentioned above and the cost of a new telephone system.

Amortization expense of intangible assets was $334 thousand in 2005.  Amortization of core deposit intangibles was $328 thousand in 2005, up from $219 thousand in 2004.  The increase in the amortization of core deposit intangibles was a result of a full year of amortization in 2005. The core deposit intangibles were amortized for eight months in 2004.  The core deposit intangibles were recorded in conjunction with the ANB acquisition.  As discussed in Note 6 to the Consolidated Financial Statements, a premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangible.  The core deposit intangibles will be amortized over their estimated useful life of 8 years using a straight line method.

Business development expense increased $287 thousand, or 35.4% in 2005. The increase reflected higher levels of expenditures on advertising, public relations and customer expenses.

Legal and professional fees were $1.3 million, $1.3 million, and $688 thousand in 2005, 2004 and 2003, respectively.  Legal and professional fees increased significantly in 2004 compared to the prior year as a result of compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance functions plus the cost of consultants related to compensation and asset-liability management programs.

Item processing fees decreased $74 thousand, or 8.2%, in 2005.  Item processing expenses increased $223 thousand in 2004 over 2003 due to the addition of ANB and the conversion to a new internet banking system.

The increase in other operating expenses in 2005 occurred in several categories; including debit card expenses, memberships and dues, telephone and OCC examination fees.  The increase in other operating expenses in 2004 was primarily due to ANB which added $188,000 of expense in this category (primarily ATM, loan collection and telephone expenses).

Federal Income Tax Expense. The Corporation has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  See Note 13 of the Consolidated Financial Statements for details of tax expense.  The Corporation expensed $7,258,000, $5,851,000 and $5,017,000 for federal income taxes for the years ending December 31, 2005, 2004 and 2003, respectively.  These amounts resulted in an effective tax rate of 35.0% for 2005, 35.0% for 2004 and 34.0% for 2003.

Investment Securities. The following table presents the consolidated investment securities portfolio at amortized cost as of December 31, 2005, all of which are classified as Available-for-Sale (see Note 1 to the Consolidated Financial Statements for a discussion of this designation), by stated maturity and with the weighted average interest yield for each range of maturities.  The yields on tax-exempt obligations are computed on a fully taxable equivalent basis using statutory rates for federal income taxes.

	December 31, 2005

	Due 1 Year or Less		Due 1 to 5 Years

(Dollars in Thousands)	Amount	Yield	Amount	Yield

U.S. Government Agencies and Corporations	$40,474	3.88%	$132,957	3.66%
U.S. Government Agency Mortgage Backed Securities	-0-	—	17,337	3.77
Obligations of States and Political Subdivisions	481	5.11	4,379	4.79
Other Securities	-0-	—	-0-	—

Total	$40,955	3.89%	$154,673	3.70%

	December 31, 2005

	Due 5 to 10 Years		Due After 10 Years

(Dollars in Thousands)	Amount	Yield	Amount	Yield	Total

(Dollars in Thousands)
U.S. Government Agencies and Corporations	$-0-	—%	$-0-	—%	$173,431
U.S. Government Agency Mortgage Backed Securities	18,405	4.77	33,385	4.67	69,127
Obligations of States and Political Subdivisions	6,802	5.32	-0-	—	11,662
Other Securities	-0-	—	7,697	5.55	7,697

Total	$25,207	4.92%	$41,082	4.83%	$261,917

The tax equivalent yield on the investment securities portfolio of the Corporation at December 31, 2005 was 3.94% and the estimated weighted average life of the portfolio on that date was approximately 2.6 years.  At December 31, 2004, the yield of the portfolio was 3.80% and the weighted average life was approximately 3.0 years.    As of December 31, 2005, there was a net unrealized loss of $5.1 million, or (1.9) % of the amortized cost of those securities, in the portfolio.

The following table summarizes the book and fair value of investment securities held by the Corporation as of December 31 for the past three years (dollars in thousands):

	December 31,

	2005	% of Total	2004	% of Total	2003	% of Total

U.S. Government Agencies and Corporations	$169,888	66.1%	$163,620	73.3%	$120,024	61.2%
U.S. Government Agency Mortgage Backed Securities	67,657	26.3	43,482	19.5	61,243	31.3
Obligations of States and Political Subdivisions	11,681	4.6	8,123	3.6	7,068	3.6
Other Securities	7,616	3.0	8,126	3.6	7,624	3.9

Total	$256,842	100.0%	$223,351	100.0%	$195,959	100.0%

Federal Home Loan Bank Stock in the amount of $700,000 was redeemed in 2005. In 2004, approximately $23.2 million of investment securities were sold, resulting in $32,000 of gains from these sales.

Loans.  The following schedule classifies loans according to type as of December 31 for the past five years (dollars in thousands):

	December 31,

	2005	% of Total	2004	% of Total	2003	% of Total

Commercial and Industrial	$277,827	35.9%	$261,571	37.2%	$219,805	39.7%
Real Estate -Commercial	260,736	33.6	224,720	32.0	159,082	28.7
Real Estate -Residential	91,183	11.8	82,839	11.8	67,635	12.2
Real Estate -Construction	106,227	13.7	93,558	13.3	74,069	13.4
Loans to Individuals, Net of Unearned Discount	38,913	5.0	39,931	5.7	33,178	6.0

Total Loans, Net of Unearned Income	$774,886	100.0%	$702,619	100.0%	$553,769	100.0%

	December 31,

	2002	% of Total	2001	% of Total

Commercial and Industrial	$195,120	41.6%	$184,716	42.9%
Real Estate -Commercial	130,755	27.9	107,600	25.0
Real Estate -Residential	48,447	10.3	44,522	10.3
Real Estate -Construction	59,941	12.8	60,548	14.1
Loans to Individuals, Net of Unearned Discount	34,882	7.4	33,368	7.7

Total Loans, Net of Unearned Income	$469,145	100.0%	$430,754	100.0%

The preceding loan distribution table reflects that total loans increased $72.3 million, or 10.3%, from December 31, 2004 to December 31, 2005, and $148.9 million, or 26.9%, from December 31, 2003 to December 31, 2004.  Although these dollar increases were significant, the Corporation is continuing to apply stringent credit criteria on all loan applications.  At December 31, 2005, 2004 and 2003, loans represented 88.2%, 88.7% and 86.3%, respectively, of deposits.  For the years 2005, 2004 and 2003, average loans represented 88.9%, 88.0% and 82.9%, respectively, of average deposits, reflecting a somewhat slower growth in deposits compared to loans over these periods.

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

A significant portion of the Corporation’s commercial real estate mortgage portfolio in 2005 and 2004 represented loans to finance owner-occupied real estate.  The growth in 2005 and 2004 was partially attributable to significant new customer relationships formed during those years.  At December 31, 2005 and 2004, $172.4 million, or 66.1%, and $145.4 million, or 64.7%, respectively, of the commercial real estate mortgage portfolio, had been made for this purpose.  At December 31, 2005 and 2004, loans with variable rates of interest represented approximately 43% and 52%, respectively of the owner occupied commercial real estate loan portfolio. A significant portion of the remaining owner occupied commercial real estate loans have balloon terms of five to seven years and/or rate adjustment clauses.

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

The following table presents commercial loans and real estate construction loans at December 31, 2005, based on scheduled principal repayments and the total amount of loans due after one year classified according to sensitivity to changes in interest rates (in thousands):

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and Industrial	$223,779	$48,845	$5,203	$277,827
Real Estate - Construction	101,811	3,379	1,037	106,227

Totals	$325,590	$52,224	$6,240	$384,054

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

The following table presents average loans, net of unearned income, and an analysis of the allowance for loan losses (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003	2002	2001

Average Loans Outstanding	$729,856	$647,686	$504,520	$463,106	$402,763

Analysis of Allowance for Loan Losses:
Balance, Beginning of Year	$10,187	$7,784	$6,706	$6,015	$5,399

Balance Acquired in Arlington National Bank Acquisition	-0-	1,254	-0-	-0-	-0-
Charge-Offs:
Commercial and Industrial	386	814	351	2,330	1,280
Real Estate - Mortgage	-0-	12	31	213	4
Real Estate - Construction	-0-	-0-	-0-	10	-0-
Loans to Individuals	156	215	157	268	123

Total Charge-Offs	542	1,041	539	2,821	1,407

Recoveries:
Commercial and Industrial	284	258	595	296	80
Real Estate - Mortgage	100	85	79	22	164
Real Estate - Construction	-0-	-0-	-0-	-0-	-0-
Loans to Individuals	74	57	63	54	24

Total Recoveries	458	400	737	372	268

Net Charge-Offs (Recoveries)	84	641	(198)	2,449	1,139
Provision Charged to Operating Expense	1,105	1,790	880	3,140	1,755

Balance, End of Year	$11,208	$10,187	$7,784	$6,706	$6,015

Ratio of Net Charge-Offs (Recoveries) to Average Loans Outstanding	0.01%	0.10%	(0.04)%	0.53%	0.28%

The increase in the allowance for loan losses in 2005 from 2004 resulted from the provision for loan losses exceeding the level of net charge-offs.  The increase in the allowance for loan losses in 2004 from 2003 resulted from the increase in provision for loan loss expense which primarily reflected the growth in total loans plus the increase in net charge-offs in 2004 from 2003.  In addition, the allowance for loan losses acquired in the ANB acquisition contributed to the growth in the balance of the allowance as of December 31, 2004.  Asset quality remained strong because of an improving local economy and in part due to the performance of the Chief Credit Officer who is responsible for monitoring loan quality by ensuring that the quality is sustained, that individual loans perform as agreed and that the Bank receives an appropriate return for the risk in the portfolio.

The following table reflects the allowance for loan losses compared to total loans at the end of each year (dollars in thousands):

	December 31,

	2005	2004	2003	2002	2001

Total Loans	$774,886	$702,619	$553,769	$469,145	$430,754
Allowance for Loan Losses	11,208	10,187	7,784	6,706	6,015
Allowance for Loan Losses as a Percent of Total Loans	1.45%	1.45%	1.41%	1.43%	1.40%
Allowance for Loan Losses as a Percent of Non-Performing Loans	374.0	394.0	331.0	314.0	146.0

The following table illustrates the allocation of the allowance for loan losses to the various loan categories (dollars in thousands); see the table on page 26 for the percent of specific types of loans to total loans:

	December 31,

	2005		2004		2003

	Amount	% of Total	Amount	% of Total	Amount	% of Total

Allowance For Loan Losses:
Commercial and Industrial	$4,868	43.4%	$3,973	39.0%	$3,087	39.7%
Real Estate - Mortgage	3,559	31.8	3,138	30.8	2,215	28.5
Real Estate - Construction	919	8.2	831	8.2	646	8.3
Loans to Individuals	386	3.4	544	5.3	387	5.0
Unallocated Portion	1,476	13.2	1,701	16.7	1,449	18.5

Total	$11,208	100.0%	$10,187	100.0%	$7,784	100.0%

	December 31,

	2002		2001

	Amount	% of Total	Amount	% of Total

Allowance For Loan Losses:
Commercial and Industrial	$3,231	48.2%	$3,336	55.5%
Real Estate - Mortgage	1,697	25.3	1,613	26.8
Real Estate - Construction	493	7.4	635	10.6
Loans to Individuals	411	6.1	365	6.0
Unallocated Portion	874	13.0	66	1.1

Total	$6,706	100.0%	$6,015	100.0%

The allocations are comprised of specific allocations that are determined by providing specific reserves against each loan that is “criticized” (as defined on page 36 under “Critical Accounting Policies”) as being weak, plus a general allocation against the remaining balance of the portfolio based on experience factors.  Management of the Corporation believes that the allowance for loan losses at December 31, 2005 is adequate to cover losses inherent in the portfolio.  There can be no assurance that the Corporation will not sustain loan losses in future periods which could be substantial in relation to, or exceed, the size of the current allowance.  The total allowance is available to absorb losses from any loan.

In January 2006, a classified borrower with outstanding loan balances of approximately $9.0 million notified the Corporation that it was experiencing further financial distress.  As of December 31, 2005, the borrower was current as to principal and interest and was current as to loan terms. This borrower’s credits had been identified by the Bank as weaker credits for approximately a year.  The borrower requested a deferral of future principal and interest payments until such time as the borrower’s financial arrangements could be restructured, the borrower or certain of its assets sold or other arrangements for payment could be made.  Effective February 9, 2006, the Company placed all loans to this borrower on non-accrual and agreed, subject to an infusion of a specified amount of capital and certain other conditions, to defer all payments of principal and interest from this borrower until June 30, 2006.  On February 9, 2006, an outside investor contributed to the borrower the specified amount of additional capital in the form of debt subordinated to the Company’s loans.  In light of further information and recent developments, the Corporation anticipates that additional provisions for loan losses may be taken during the first quarter 2006 to provide for any estimated ultimate loss that could arise from this credit relationship as developments warrant.  Because this remains a dynamic situation, the Corporation’s management will continue to monitor this situation very closely.

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

Renegotiated loans are loans on which the interest and/or the principal have been reduced due to deterioration in the borrower’s financial condition.  Even though these loans are actually performing, they are included in non-performing assets because of the loss of revenue related to the reduction of interest and/or principal.

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

The following table summarizes the non-performing assets and loans 90 days past due and still accruing (dollars in thousands):

	December 31,

	2005	2004	2003	2002	2001

Non-accrual Loans	$3,000	$2,587	$2,351	$2,135	$4,115
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate & Other Foreclosed Assets	-0-	-0-	-0-	1,268	444

Total Non-Performing Assets	$3,000	$2,587	$2,351	$3,403	$4,559

As a Percent of:
Total Assets	0.27%	0.26%	0.30%	0.49%	0.72%
Total Loans and Other
Real Estate & Other Foreclosed Assets	0.39	0.37	0.42	0.72	1.06
Loans Past Due 90 Days or More and Still Accruing	$-0-	$18	$55	$16	$16

Non-accrual loans at December 31, 2005, were comprised of $226,000 in commercial loans, $2,701,000 in real estate mortgages, and $73,000 in consumer loans.  Of the total non-accrual loans at December 31, 2005 of $3,000,000, $1,225,000 was SBA guaranteed.  There was no Other Real Estate and Other Foreclosed Assets as of December 31, 2005.

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

The impact on interest income from the above referenced non-accrual loans and renegotiated loans for each of the past five years is provided below (in thousands):

	Years Ended December 31,

	2005	2004	2003	2002	2001

Gross Amount of Interest That Would Have Been Recorded at Original Rate	$289	$221	$162	$171	$340
Interest Included in Income	4	72	75	99	195

Interest Not Recorded in Income	$285	$149	$87	$72	$145

Loans are graded on a system similar to that used by the banking industry regulators (as described on page 36 under “Critical Accounting Policies”).  In addition to the above grading system, the Corporation maintains a separate “watch list” which further aids the Corporation in monitoring loan quality.  Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short run or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted.

Non-accrual loans normally include weaker Substandard loans and loans that are considered to be Doubtful (which are defined later in this section).

An independent third party loan review was completed in late 2005.  In addition, a regulatory examination was completed in early 2005.  Based on the findings of these reviews and exams, management considers the loan portfolio to be adequately reserved.

Criticized loans (loans classified as OAEM, Substandard or Doubtful as noted on page 31) have increased since 2000.  A significant portion of this increase is due to enhanced classification procedures and the performance of the Chief Credit Officer employed by the Corporation in the third quarter of 2001 to assist in monitoring loan quality.  At December 31, 2005, total criticized loans were $35.2 million, a decrease of less than 1.0% from the December 31, 2004 amount.  Approximately $3.4 million of the increase in criticized loans from 2003 to 2004 is attributable to criticized loans within the ANB portfolio.  Our aggressiveness in recognizing any weakness in the financial condition of our borrowers and the increase in the balance of the loan portfolio are the primary reasons for the increase in criticized loans since 2001.

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

The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	December 31,

	2005	2004	2003	2002	2001

Non-Performing Loans	$3,000	$2,587	$2,351	$2,135	$4,115
Criticized Loans	35,161	35,375	27,737	23,067	24,879
Allowance for Loan Losses	11,208	10,187	7,784	6,706	6,015
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	374.0%	394.0%	331.0%	314.0%	146.0%
Criticized Loans	32.0	29.0	28.0	29.0	24.0

Deposits.  The primary source of the Corporation’s funds is deposits.  The majority of the Corporation’s deposits are considered “core” deposits.  Core deposits are those that are not subject to material changes due to customer withdrawal because of market rate changes.  Average demand deposits increased $29.3 million, or 13.8%, from 2004 to 2005, and increased $39.7 million, or 23.0%, from 2003 to 2004.  Demand deposits from the acquired ANB locations added $19.5 million to the 2004 average.  Average demand deposits represented 29.4% and 28.9% of average total deposits during 2005 and 2004, respectively.  Average interest-bearing deposits increased $56.0 million, or 10.7%, from 2004 to 2005, and increased $87.6 million, or 20.1%, from 2003 to 2004.  Interest-bearing deposits from the ANB locations added $47.7 million to the 2004 average.  The deposit types’ daily average balance and related average rates paid during each of the last three years are as follows (dollars in thousands):

	2005		2004		2003

	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Noninterest-Bearing Demand Deposits	$241,735		$212,482		$172,784
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts	237,415	1.44%	232,155	1.08%	193,841	1.09%
Savings	168,507	1.85	149,510	1.23	119,851	1.32
Certificates of Deposit under $100,000 and IRA’s	80,494	2.83	68,602	2.22	62,938	2.48
Certificates of Deposit of $100,000 or More	91,713	3.03	73,097	2.45	59,072	2.63
Other Time Deposits	1,538	3.51	288	2.59	315	2.26

Total Interest-Bearing Deposits	579,667	2.01%	523,652	1.47%	436,017	1.56%

Total Deposits	$821,402		$736,134		$608,801

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2005, 2004 and 2003 is presented below (dollars in thousands):

Maturity	2005	% of Total	2004	% of Total	2003	% of Total

3 months or less	$19,971	20.0%	$18,387	23.1%	$10,598	16.8%
3 to 6 months	14,364	14.4	8,332	10.4	11,799	18.7
6 to 12 months	31,833	31.9	9,827	12.3	13,583	21.5
Over 12 months	33,680	33.7	43,208	54.2	27,119	43.0

The shift, reflected in the above table, to shorter maturities from 2004 to 2005 is partly attributable to the Corporation’s paying premiums for certificates of deposit with shorter maturities in response to local market conditions.  The shift toward longer maturities from 2003 to 2004 is due to the Corporation paying a premium on certificates of deposit with three year maturities to offset some of the loan growth with similar maturities during this period.

Borrowings.  Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  These borrowings are with significant commercial customers of the Corporation that require short-term liquidity for their funds.  Information relating to these borrowings and other short-term borrowings for the last three years is summarized as follows (dollars in thousands):

	December 31,

	2005	2004	2003

Securities Sold Under Repurchase Agreements:
Average Balance	$50,825	$33,068	$26,850
Year-End Balance	61,559	43,972	32,234
Maximum Month-End Balance During Year	67,494	43,972	32,234
Interest Rate:
Average	2.72%	0.68%	0.31%
Year-End	3.65	1.64	0.44
Federal Home Loan Bank Advances:
Average Balance	$61,808	$67,732	$30,532
Year-End Balance	55,000	60,000	50,000
Maximum Month-End Balance During Year	70,000	100,000	50,000
Interest Rate:
Average	3.10%	1.65%	1.65%
Year-End	3.44	2.11	1.52
Federal Funds Purchased:
Average Balance	$534	$1,878	$2,774
Year-End Balance	5,300	-0-	-0-
Maximum Month-End Balance During Year	5,300	21,525	7,200
Interest Rate:
Average	3.54%	1.45%	1.41%
Year-End	4.33	-0-	-0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”), which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on certain real estate loans (with a total principal balance of $152.6 million at December 31, 2005), the FHLB capital stock owned by the Corporation and any funds on deposit with the FHLB.  At December 31, 2005, $55.0 million of borrowings were outstanding under the line of credit at an average rate of 3.44%, $40.0 million of which matures during 2006 and $15.0 million of which matures in 2007.  For the year ended December 31, 2005, the Corporation had average borrowings of $61.8 million under this line of credit with the FHLB.  At December 31, 2004, the Corporation had $60.0 million of borrowings outstanding under the line of credit at an average rate of 2.11%, $40.0 million of which matured during 2005 and $20.0 million of which matures in April 2006.  The increase in FHLB borrowings in 2004 from 2003 coincided with a significant increase in loans during the year.

In addition, from time to time the Corporation purchases Federal Funds from correspondent banks to meet periodic liquidity needs.

Notes Payable.  On September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10.0 million at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  At December 31, 2005, there were no borrowings on this line of credit.  The purpose of the line was to provide an additional liquidity source.

Junior Subordinated Deferrable Debentures.  On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at December 31, 2005 was 6.80%.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

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

The following table summarizes the Corporation’s known contractual obligations and other commitments to make future payments as of December 31, 2005 (dollars in thousands).  Payments for borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.  Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More Than 1 Year But Less Than 3 Years	3 Years or More But Less Than 5 Years	5 Years or More	Total

Contractual Obligations:
Federal Home Loan Bank Advances	$40,000	$15,000	$-0-	$-0-	$55,000
Operating Leases	1,234	2,320	1,507	1,844	6,905
Deposits with Stated Maturity Dates	124,465	62,826	3,880	-0-	191,171

Total	165,699	80,146	5,387	1,844	253,076

Other Commitments:
Loan Commitments	182,480	17,637	6,251	20,663	227,031
Standby Letters of Credit	6,139	456	30	12	6,637

Total	188,619	18,093	6,281	20,675	233,668

Total Contractual Obligations and Other Commitments	$354,318	$98,239	$11,668	$22,519	$486,744

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

The following table, commonly referred to as a “static GAP report,” indicates the interest rate sensitivity position at December 31, 2005 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Due in 30 Days Or Less	Due in 31-180 Days	Due in 181 Days to One Year	Total Rate Sensitive	Repriced After 1 Year or Non-Rate Sensitive	Total

Earning Assets:
Loans	$365,075	$62,571	$55,298	$482,944	$291,942	$774,886
Investment Securities	9,090	25,721	36,057	70,868	185,974	256,842
Federal Funds Sold & Due
From Time	892	-0-	-0-	892	-0-	892

Total Earning Assets	375,057	88,292	91,355	554,704	477,916	1,032,620

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	424,578	-0-	-0-	424,578	-0-	424,578
Certificates of Deposit under $100,000 and IRA’s	3,563	25,728	26,004	55,295	32,978	88,273
Certificates of Deposit of $100,000 or More	4,464	29,871	31,833	66,168	33,680	99,848
Other Time Deposits	3,000	-0-	-0-	3,000	50	3,050
Other Borrowings	94,231	15,000	10,000	119,231	15,000	134,231

Total Interest-Bearing Liabilities	529,836	70,599	67,837	668,272	81,708	749,980

Interest Sensitivity GAP	$(154,779)	$17,693	$23,518	$(113,568)	$396,208	$282,640

Cumulative GAP	$(154,779)	$(137,086)	$(113,568)

Periodic GAP To Total Assets	(14.07)%	1.61%	2.14%
Cumulative GAP To Total Assets	(14.07)%	(12.47)%	(10.33)%

In the preceding table under the “Repriced after 1 Year or Non-Rate Sensitive” category, $101.4 million in investment securities will reprice or mature within one to three years and another $70.9 million will reprice or mature within three to five years.  The estimated weighted average life of the investment portfolio is approximately 2.6 years.  Also, the above table reflects the call dates versus maturity dates and periodic principal amortization of investment securities.

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

Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by the Corporation’s management to the earning assets and interest-bearing liabilities in the static GAP report via a simulation model, the Corporation’s cumulative GAP to total assets ratio at one year of (10.33%) was reversed to a positive 24.80% “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

In addition to GAP analysis, the Corporation uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively.  Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio.  Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts.  Based on the December 31, 2005 simulation analysis, it is estimated that a 100 basis point rise in interest rates over the next 12 month period would have an impact of approximately a 5.0% increase on net interest income for the period, while a 100 basis point decline in interest rates over the same period would have an impact of approximately a (5.9%) decrease on net interest income for the period.  These varying results are primarily a product of the manner in which interest rates on demand, money market and savings deposits change.  The Corporation has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.  This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.  The analysis does not contemplate any actions that the Corporation might undertake in response to changes in market interest rates.  Accordingly, this analysis is not intended to be and does not provide a forecast of the effect actual changes in market rates will have on the Corporation.

The following table reflects certain spreads and margins for the past three years:

	2005	2004	2003

Yield on Earning Assets (T/E)	6.21%	5.40%	5.54%
Cost of Funds	2.23	1.49	1.50
Net Interest Spread (T/E)	3.98	3.91	4.04
Net Interest Margin (T/E)	4.58	4.31	4.48

T/E = Tax Equivalent

Capital Resources.  At December 31, 2005, shareholders’ equity totaled $81.3 million, an increase of $6.8 million, or 9.2%, compared to 2004. This increase reflected an increase in retained earnings offset by the impact of dividends, repurchases of shares of Common Stock of the Corporation and the change in the unrealized loss on securities available for sale, net of tax benefit.  In 2005, the Corporation repurchased 32,038 shares of Common Stock for an aggregate of $0.6 million.  At December 31, 2004, shareholders’ equity totaled $74.5 million, an increase of $5.8 million, or 8.5%, compared to 2003.  This increase reflected an increase in retained earnings offset by the impact of dividends and repurchases of shares of Common Stock of the Corporation.  In 2004, the Corporation repurchased 47,766 shares of Common Stock for an aggregate of $0.7 million.  The ability of the Corporation to repurchase shares of Common Stock is subject to various banking laws, regulations and policies as well as rules and regulations of the SEC.

The Corporation and the Bank are subject to capital adequacy guidelines established by the FRB and other regulatory authorities.  See “Business - The Corporation - Capital Adequacy Requirements,” “Business - The Bank - Capital Adequacy Requirements” and Note 23 of the Notes to Consolidated Financial Statements for additional information regarding levels of required capital and risk weighted assets and other information relating to the capital adequacy guidelines.  The table below illustrates the Corporation’s and the Bank’s compliance with the capital adequacy guidelines as of December 31, 2005 and 2004 (dollars in thousands):

	December 31, 2005		December 31, 2004

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$1,099,735	$1,099,344	$989,117	$988,710
Risk Weighted Assets	829,181	829,170	753,509	753,108
Equity Capital (Tier 1)	$85,374	$84,935	$76,435	$77,959
Qualifying Allowance For Loan Losses	10,375	10,375	9,428	9,423

Total Capital	$95,749	$95,310	$85,863	$87,382

Leverage Ratio	7.97	7.93%	7.85%	8.03%
Risk Capital Ratio:
Tier 1 Capital	10.30	10.24%	10.14%	10.35%
Total Capital	11.55	11.49	11.40	11.60

The Corporation had net unrealized losses on Available-for-Sale securities, net of deferred tax benefit, of $3.3 million and $0.5 million at December 31, 2005 and December 31, 2004, respectively.  Under regulatory requirements, unrealized losses on Available-for-Sale securities are not included in the calculation of risk-based capital.

As of December 31, 2005 and 2004, the Corporation and the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of FDICIA.  See Note 23 of the Notes to Consolidated Financial Statements for additional information regarding these classifications.

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

The Corporation’s primary “internal” sources of liquidity consist of the federal funds that it sells and its portfolio of marketable investment securities, particularly those with shorter maturities.  Investment securities maturing within 90 days represented $6.0 million, or 0.5%, of total assets as of December 31, 2005.  Additionally, the Corporation’s ability to sell loan participations, purchase federal funds and obtain advances from the FHLB serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

The Corporation has available a line of credit with the FHLB that allows it to borrow on a collateralized basis at a fixed term.  At December 31, 2005, $55.0 million of borrowings were outstanding under this line of credit at an average rate of 3.44%, $40.0 million of which matures during 2006 and $15.0 million of which matures in 2007.  In addition, on September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10.0 million at a floating rate.  At December 31, 2005, there were no borrowings under this line.

On May 3, 2004, SBI Trust issued $12.0 million of Trust Capital Securities as well as trust common securities in the aggregate liquidation value of $372,000.  The proceeds from the issuance of these securities were invested in the Deferrable Debentures of the Corporation, which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the Deferrable Debentures after July 7, 2009.  At December 31, 2005, the interest rate on the Deferrable Debentures was 6.80%.

The liquidity of the Corporation is enhanced by the fact that 88.1% of its total deposits at December 31, 2005 were “core” deposits.  For this purpose, core deposits are defined as total deposits less public funds, certificates of deposit greater than $100,000 and brokered certificates of deposit.  Also, the Corporation’s loan to deposit ratio averaged 88.9% for the year.

In the event that the Corporation’s average loans continue to grow during 2006 and the Corporation is unable to fund such growth through the generation of additional deposits, the Corporation may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the FHLB or other secondary sources.  In such event, the Corporation’s business, results of operations and financial condition could be negatively impacted.

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

Related Party Transactions.  The Bank has made transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates.  All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  Total loans outstanding to such parties amounted to approximately $9,356,000 at December 31, 2005 and $8,537,000 at December 31, 2004.

Subsequent Events.  On January 17, 2006, the Board of Directors of the Corporation declared a quarterly dividend of $0.08 per share to be paid on February 15, 2006 to shareholders of record on January 30, 2006.

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

The allocation of the allowance is determined by providing specific reserves against each loan that is “criticized” as being weak plus a general allocation against the remaining balance of the portfolio based on experience factors.  The loans are graded on a system similar to that used by the banking industry regulators.  The first level of criticized loans is “Other Assets Especially Mentioned” (OAEM).  These loans are fundamentally sound but have potential weaknesses which may, if not corrected, weaken the asset or inadequately protect the bank’s credit position at some future date.  The second level is “Substandard,” which are loans inadequately protected by current sound net worth, paying capacity or pledged collateral of the borrower.  The last level of criticized loans, before they are charged-off, is “Doubtful.”  Doubtful loans are considered to have inherent weaknesses because collection or liquidation in full is highly questionable.  The general allocation is based upon the Corporation’s loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends and concentrations of credit.  At December 31, 2005, the general allocation rate of the allowance was .93%.

These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, from time to time (but at least quarterly), management reviews the actual performance and write-off history of the loan portfolio and compares that to previously determined allowance coverage percentages.  In this manner, management evaluates the impact the previously mentioned variables may have had on the loan portfolio to determine which changes, if any, should be made to the assumptions and analyses.  Recent analysis has indicated that projections of possible losses inherent in the loan portfolio have approximated actual write-off experience during the current economic environment.

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

The Corporation accounts for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Corporation’s employee stock options is not less than 100-110% of the fair market value of the underlying common stock at the date of the grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the measurement date, which is generally the date of grant, and is recognized ratably over the vesting period of the award.

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 1 to the Financial Statements included elsewhere in this report use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the measurement date, which is generally the date of grant, using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Corporation’s employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Corporation’s employee stock options.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Share-Based Payment (Revised 2004).” Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Corporation on January 1, 2006. See Note 25 to the Consolidated Financial Statements included elsewhere in this report.

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

INDEPENDENT AUDITOR’S REPORT

REPORT OF STOVALL, GRANDEY & ALLEN, L.L.P.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Summit Bancshares, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Summit Bancshares, Inc. (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ending December 31, 2005.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Bancshares, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ending December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Summit Bancshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Stovall, Grandey & Allen, L.L.P.

STOVALL, GRANDEY & ALLEN, L.L.P.

Fort Worth, Texas
March 14, 2006

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

The consolidated financial statements have been audited by Stovall, Grandey & Allen, L.L.P., independent auditors, who render an independent opinion on the Corporation’s consolidated financial statements.  The appointment of Stovall, Grandey & Allen, L.L.P. has been approved by the Audit Committee.  Stovall, Grandey, & Allen, L.L.P.’s audit provides an additional assessment of the degree to which the Corporation’s management meets its responsibility for financial reporting.  The opinion of Stovall, Grandey & Allen, L.L.P. on the Corporation’s consolidated financial statements is based on auditing procedures, which include its consideration of the internal control structure and performance of selected tests of transactions and records, as it deems appropriate.  These auditing procedures are designed to provide an additional reasonable level of assurance that the consolidated financial statements of the Corporation are fairly presented in accordance with generally accepted accounting principles in all material respects.

/s/ Philip E. Norwood	/s/ Bob G. Scott

PHILIP E. NORWOOD	BOB G. SCOTT
CHAIRMAN OF THE BOARD,	EXECUTIVE VICE PRESIDENT
PRESIDENT AND CHIEF EXECUTIVE OFFICER	AND CHIEF OPERATING OFFICER

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$32,558	$27,219
INTEREST-BEARING DEPOSITS	892	370
FEDERAL FUNDS SOLD	-0-	4,650
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at Fair Value	256,842	223,351
LOANS – NOTES 4 AND 14
Loans	774,886	702,619
Allowance for Loan Losses	(11,208)	(10,187)

LOANS, NET	763,678	692,432
PREMISES AND EQUIPMENT – NOTE 5	16,515	15,749
GOODWILL – NOTE 6	9,060	8,042
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,191	2,478
ACCRUED INCOME RECEIVABLE	6,273	4,814
OTHER REAL ESTATE – NOTE 7	-0-	-0-
OTHER ASSETS	11,726	10,012

TOTAL ASSETS	$1,099,735	$989,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$263,027	$235,399
Interest-Bearing	615,749	556,865

TOTAL DEPOSITS	878,776	792,264
SHORT TERM BORROWINGS – NOTE 9	121,859	103,972
NOTE PAYABLE – NOTE 10	-0-	1,750
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372
ACCRUED INTEREST PAYABLE	1,014	601
OTHER LIABILITIES	4,381	3,668

TOTAL LIABILITIES	1,018,402	914,627

COMMITMENTS AND CONTINGENCIES – NOTES 5, 10, 16, 18 AND 20
SHAREHOLDERS’ EQUITY – NOTES 15, 17, 18, 21 AND 22
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,443,518 and 12,359,232 shares issued and outstanding at December 31, 2005 and 2004, respectively.	15,554	15,449
Capital Surplus	8,170	7,705
Retained Earnings	60,964	51,810
Accumulated Other Comprehensive Income – Unrealized Loss on Available-for-Sale Investment Securities, Net of Tax Benefit	(3,349)	(474)
Treasury Stock at Cost (300 shares at December 31, 2005)	(6)	-0-

TOTAL SHAREHOLDERS’ EQUITY	81,333	74,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,099,735	$989,117

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,

	2005	2004	2003

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$51,064	$39,018	$31,134
Interest and Dividends on Investment Securities:
Taxable	8,281	7,409	7,106
Exempt from Federal Income Taxes	324	260	206
Interest on Federal Funds Sold and Interest-Bearing Deposits	292	170	81

TOTAL INTEREST INCOME	59,961	46,857	38,527

INTEREST EXPENSE
Interest on Deposits	11,663	7,677	6,810
Interest on Short Term Borrowings	3,317	1,423	627
Interest on Note Payable	57	62	-0-
Interest on Junior Subordinated Deferrable Debentures	731	344	-0-

TOTAL INTEREST EXPENSE	15,768	9,506	7,437

NET INTEREST INCOME	44,193	37,351	31,090
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	1,105	1,790	880

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,088	35,561	30,210

NON-INTEREST INCOME
Service Charges and Fees on Deposits	3,938	4,248	3,443
Gain on Sale of Investment Securities	-0-	32	230
Other Income	4,066	2,962	2,355

TOTAL NON-INTEREST INCOME	8,004	7,242	6,028

NON-INTEREST EXPENSE
Salaries and Employee Benefits – NOTE 18	18,277	15,329	12,926
Occupancy Expense - Net	2,834	2,206	1,734
Furniture and Equipment Expense	2,341	2,261	1,877
Other Real Estate Owned Expense - Net	(11)	44	(4)
Intangible Amortization	334	219	-0-
Other Expense – NOTE 12	6,883	6,131	4,920

TOTAL NON-INTEREST EXPENSE	30,658	26,190	21,453

INCOME BEFORE INCOME TAXES	20,434	16,613	14,785
APPLICABLE INCOME TAXES – NOTE 13	7,258	5,851	5,017

NET INCOME	$13,176	$10,762	$9,768

NET INCOME PER SHARE – NOTE 17
Basic	$1.06	$0.87	$0.79
Diluted	1.04	0.85	0.77

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

					Accumulated Other Comprehensive Income - Net Unrealized Gain (Loss) on Investment Securities
							Total Share- Holders’ Equity
	Common Stock
			Capital Surplus	Retained Earnings		Treasury Stock
	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
BALANCE AT January 1, 2003	6,158,542	$7,698	$7,122	$47,660	$2,861	$(403)	$64,938
Stock Options Exercised	53,225	66	299				365
Purchases of Stock Held in Treasury						(1,009)	(1,009)
Retirement of Stock Held in Treasury	(59,438)	(74)		(1,235)		1,309	-0-
Cash Dividend - $.26 Per Share				(3,205)			(3,205)
Net Income for the Year Ended 2003				9,768			9,768
Securities Available-for-Sale Adjustment					(2,173)		(2,173)

Total Comprehensive Income - NOTE 27							7,595

BALANCE AT December 31, 2003	6,152,329	7,690	7,421	52,988	688	(103)	68,684
Stock Options Exercised	55,270	69	284				353
Purchases of Stock Held in Treasury						(694)	(694)
Retirement of Stock Held in Treasury	(27,583)	(34)		(763)		797	-0-
Two-for-One Stock Split	6,179,216	7,724		(7,724)			-0-
Cash Dividend -$.28 Per Share				(3,453)			(3,453)
Net Income for the Year Ended 2004				10,762			10,762
Securities Available-for-Sale Adjustment					(1,162)		(1,162)

Total Comprehensive Income - NOTE 27							9,600

BALANCE AT December 31, 2004	12,359,232	15,449	7,705	51,810	(474)	-0-	74,490
Stock Options Exercised	116,024	145	465				610
Purchases of Stock Held in Treasury						(594)	(594)
Retirement of Stock Held in Treasury	(31,738)	(40)		(548)		588	-0-
Cash Dividend - $.28 Per Share				(3,474)			(3,474)
Net Income for the Year Ended 2005				13,176			13,176
Securities Available-for-Sale Adjustment					(2,875)		(2,875)

Total Comprehensive Income - NOTE 27							10,301

BALANCE AT December 31, 2005	12,443,518	$15,554	$8,170	$60,964	$(3,349)	$(6)	$81,333

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,

	2005	2004	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,176	$10,762	$9,768

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,946	1,669	1,370
Net Premium Amortization of Investment Securities	1,309	1,429	1,486
Amortization of Intangible Assets	334	219	-0-
Provision for Loan Losses	1,105	1,790	880
Deferred Income Tax (Benefit) Expense	(533)	(434)	336
Net Gain on Sale of Investment Securities	-0-	(32)	(230)
Net (Gain) Loss From Sale of Other Real Estate & Repossessed Assets	(19)	(70)	10
Net Gain From Sale of Premises and Equipment	(247)	(37)	(46)
Net Increase in Accrued Income and Other Assets	(1,322)	(809)	(68)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	1,126	397	(352)

Total Adjustments	3,699	4,122	3,386

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,875	14,884	13,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Decrease (Increase) in Federal Funds Sold	4,128	19,738	(1,074)
Proceeds from Matured and Prepaid Investment Securities	524,266	120,254	101,354
Proceeds from Sales and Redemptions of Investment Securities	700	23,233	125,620
Purchase of Investment Securities	(563,976)	(173,730)	(253,971)
Premium Paid for ANB Financial Corporation	-0-	(10,520)	-0-
Net Assets Acquired in the Purchase of ANB Financial Corporation (Net of Acquired Cash of $3,871)	-0-	(2,039)	-0-
Net Assets Acquired in the Purchase of Dignum Financial	(1,043)	-0-	-0-
Loans Originated and Principal Repayments, Net	(72,857)	(89,427)	(85,163)
Recoveries of Loans Previously Charged-Off	458	400	737
Proceeds from Sale of Premises and Equipment	338	48	279
Proceeds from Sale of Other Real Estate & Repossessed Assets	67	892	1,257
Purchases of Premises and Equipment	(2,808)	(4,509)	(3,038)

NET CASH USED BY INVESTING ACTIVITIES	(110,727)	(115,660)	(113,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	48,070	52,506	49,540
Net Increase in Certificates of Deposit	38,442	14,803	9,892
Net Increase in Short-Term Borrowings	17,887	21,738	44,979
Proceeds (Repayments) from Note Payable	(1,750)	1,750	-0-
Proceeds from Issuance of Junior Subordinated Debentures	-0-	12,372	-0-
Payments of Cash Dividends	(3,474)	(3,453)	(3,205)
Proceeds from Stock Options Exercised	610	353	365
Purchase of Treasury Stock	(594)	(694)	(1,009)

NET CASH PROVIDED BY FINANCING ACTIVITIES	99,191	99,375	100,562

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	5,339	(1,401)	(283)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	27,219	28,620	28,903

CASH AND DUE FROM BANKS AT END OF YEAR	$32,558	$27,219	$28,620

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$15,355	$9,199	$7,497
Income Taxes Paid	7,476	6,377	4,296
Other Real Estate Acquired and Other Assets Acquired in Settlement of Loans	461	321	-0-

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting and Reporting Policies

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

Cash and Due From Banks
 The Bank maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage.  Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions.  Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Bank is not exposed to any significant credit risks on cash and due from banks.

The Bank is required to maintain certain non-interest-bearing cash balances at the Federal Reserve Bank based on its level of deposits.  During 2005, the average cash balance maintained at the Federal Reserve Bank was approximately $2,461,000.  Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $23,567,000 during the same period.

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

NOTE 1 – Summary of Significant Accounting Policies (cont’d.)

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

Reclassification
 Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

Earnings Per Common and Common Equivalent Share
 Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” requires presentation of basic and diluted earnings per share.  Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Net income per common share for all periods presented has been calculated in accordance with SFAS 128.  Outstanding stock options issued by the Corporation represent the only dilutive effect reflected in diluted weighted average shares.

NOTE 1 – Summary of Significant Accounting Policies (cont’d.)

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, (“SFAS 123”), requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based compensation.  The pro forma disclosures presented below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	Years Ended December 31,

	2005	2004	2003

Net Income, as Reported	$13,176	$10,762	$9,768
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(241)	(171)	(135)

Pro Forma Net Income	$12,935	$10,591	$9,633

Earnings Per Share:
Basic - as Reported	$1.06	$0.87	$0.79
Basic - Pro Forma	1.04	0.86	0.78
Diluted - as Reported	1.04	0.85	0.77
Diluted - Pro Forma	1.02	0.84	0.76

The Corporation expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006.  Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.  See Note 15, Stock Option Plans, and Note 25, Recent Accounting Pronouncements, for additional information.

Advertising Costs
 Advertising costs are expensed as incurred.

Comprehensive Income
 Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for 2005, 2004 and 2003 is reported in Note 27, “Comprehensive Income.”

NOTE 2 –Acquisitions

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

On March 21, 2005, the Corporation acquired Dignum Financial Services (“DFS”) for approximately $1.0 million. DFS was a proprietorship engaged in financial planning and management services. Of the purchase price, $0.5 million is subject to the earnings performance of this department.

NOTE 3 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities at December 31, 2005 is as follows (in thousands):

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$173,431	$-0-	$(3,543)	$169,888
U.S. Government Agency Mortgage Backed Securities	69,127	5	(1,475)	67,657
Obligations of States and Political Subdivisions	11,662	76	(57)	11,681
Community Reinvestment Act Investment Fund	3,025	-0-	(81)	2,944
Other Securities	4,672	-0-	-0-	4,672

Total Available-for-Sale Securities	261,917	81	(5,156)	256,842

Total Investment Securities	$261,917	$81	$(5,156)	$256,842

All Investment Securities are carried on the consolidated balance sheet as of December 31, 2005 at fair value.  The net unrealized loss of $5,075,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

Included in the Other Securities category at December 31, 2005 is $3,795,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded in 2005.  The Corporation is required to have stock holdings of Federal Home Loan Bank Stock equal to .09% of the Corporation’s total assets as of the previous quarter end plus 4.10% of its outstanding advances from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

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

All Investment Securities were carried on the consolidated balance sheet as of December 31, 2004 at fair value.  The unrealized loss of $719,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

Included in the Other Securities category at December 31, 2004 was $4,237,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded in 2004.  The Corporation was required at December 31, 2004 to have stock holdings of Federal Home Loan Bank Stock equal to .20% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advances from the FHLB.  The Corporation is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 3 – Investment Securities (cont’d.)

A summary of the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2005 is shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2005

	Amortized Cost	Fair Value

Available-for-Sale:
Due in One Year or Less	$40,955	$40,727
Due after One Year through Five Years	137,336	134,035
Due after Five Years	6,802	6,807
U.S. Government Agency Mortgage Backed Securities	69,127	67,657
Other Equity Securities	7,697	7,616

Total	$261,917	$256,842

Included in the investment securities were $50,812,000 and $33,501,000 at December 31, 2005 and 2004, respectively, of mortgage backed securities having stated maturities after five years.  At December 31, 2005, $9,207,000 of such mortgage backed securities had variable rates.  At December 31, 2004, there were no variable rate mortgage backed securities.  As of December 31, 2005, the estimated weighted average lives of the mortgage backed securities with stated maturities greater than five years ranged from two to five years based on the projected amortization and prepayments of the underlying mortgages.

Investment securities with an amortized cost of $121,039,000 and $87,504,000 at December 31, 2005 and 2004, respectively, were pledged to secure federal, state and municipal deposits and for other purposes as required or permitted by law.  Also, the fair value of those pledged securities totaled $118,084,000 and $87,479,000 at December 31, 2005 and 2004, respectively.

Federal Home Loan Bank Stock in the amount of $700,000 was redeemed in 2005.  Proceeds from sales of investment securities were $23,233,000 during 2004 and $125,620,000 during 2003.  In 2004 and 2003, gains from sales of securities of $32,000 and $230,000, respectively, were realized.  The total amount of proceeds from securities sales have been from sales of securities included in the Available-for-Sale category.

The Corporation does not own any investment securities of any one issuer (excluding U.S. Government or U.S. Government Agency Securities) of which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2005 and 2004, respectively.

NOTE 3 – Investment Securities (cont’d.)

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2005:
U.S. Government Agencies and Corporations	$75,063	$(894)	$94,825	$(2,649)	$169,888	$(3,543)
U.S. Government Agency Mortgage Backed Securities	33,244	(314)	28,351	(1,161)	61,595	(1,475)
Obligations of States and Political Subdivisions	4,125	(29)	1,189	(28)	5,314	(57)
Community Reinvestment Act Investment Fund	2,944	(81)	-0-	-0-	2,944	(81)

Total	$115,376	$(1,318)	$124,365	$(3,838)	$239,741	$(5,156)

December 31, 2004:
U.S. Government Agencies and Corporations	$74,826	$(523)	$10,197	$(407)	$85,023	$(930)
U.S. Government Agency Mortgage Backed Securities	12,806	(55)	22,344	(622)	35,150	(677)
Obligations of States and Political Subdivisions	615	(4)	826	(21)	1,441	(25)
Community Reinvestment Act Investment Fund	2,991	(9)	-0-	-0-	2,991	(9)

Total	$91,238	$(591)	$33,367	$(1,050)	$124,605	$(1,641)

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

At December 31, 2005, the 108 investment securities with unrealized losses have depreciated 2.1% from the Corporation’s amortized cost basis.  These securities are guaranteed by the U.S. Government, U.S. Government Agencies or other governments.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 4 – Loans and Allowance for Loan Losses

The loan portfolio consists of various types of loans made principally to borrowers located in Tarrant County, Texas.  The book values of loans by major type follow (in thousands):

	December 31,

	2005	2004

Commercial and Industrial	$277,827	$261,571
Real Estate Mortgage - Commercial	260,736	224,720
Real Estate Mortgage - Residential	91,183	82,839
Real Estate - Construction	106,227	93,558
Loans to Individuals	38,913	39,931

	774,886	702,619
Allowance for Loan Losses	(11,208)	(10,187)

Loans - Net	$763,678	$692,432

Loans are net of unearned income of $1,101,000 and $893,000 as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, the total recorded investment in loans on non-accrual amounted to $3,000,000 and $2,587,000, respectively, and the total recorded investment in loans past due ninety days and still accruing interest amounted to $0 and $19,000, respectively.  At December 31, 2005 and 2004, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $2,405,000 and $1,826,000, respectively.  These loans were on non-accrual status.  The related allowance for loan losses for these loans was $157,000 and $154,000, respectively.  The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was approximately $3,067,000 and $1,661,000, respectively.  For 2005 and 2004, the Corporation recognized no interest income on an accrual basis on any loan classified as impaired.

Loans on which accrued interest has been discontinued or reduced amounted to approximately $3,000,000, $2,587,000 and $2,351,000 at December 31, 2005, 2004 and 2003, respectively.  If interest on these loans had been recorded in accordance with their original terms such income would have approximated $289,000 for 2005, $221,000 for 2004 and $162,000 for 2003.  Interest income on those loans included in net income was $4,000 for 2005, $72,000 for 2004 and $75,000 for 2003.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Balance, Beginning of Period	$10,187	$7,784	$6,706
Balance Acquired in Arlington National Bank Acquisition	-0-	1,254	-0-
Provisions, Charged to Income	1,105	1,790	880
Loans Charged-Off	(542)	(1,041)	(539)
Recoveries of Loans Previously Charged-Off	458	400	737

Net Loans (Charged-Off) Recovered	(84)	(641)	198

Balance, End of Period	$11,208	$10,187	$7,784

NOTE 5 – Premises and Equipment

The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	December 31,

	2005	2004	2003

Land	$3,296	$3,038	$2,212
Buildings and Improvements	12,957	12,427	10,209
Furniture & Equipment	12,104	11,864	10,515

Total Cost	28,357	27,329	22,936
Less: Accumulated Depreciation and Amortization	11,842	11,580	10,016

Net Book Value	$16,515	$15,749	$12,920

Depreciation and amortization charged to expense amounted to $1,946,000, $1,669,000 and $1,370,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Corporation has invested in a joint venture with an unrelated third party to own one of the Corporation’s bank facilities.  The Bank owns 51% of this limited partnership.  The investment in the joint venture is accounted for on the equity basis and had a book value of $1,260,000 at December 31, 2005.

At December 31, 2005, the Corporation and subsidiaries had certain non-cancelable operating leases which cover premises with future minimum annual rental payments as follows (in thousands):

2006	$1,234
2007	1,218
2008	1,102
2009	1,049
2010	458
Thereafter	1,844

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property.

Rental expense and rental income of premises included in the consolidated financial statements is computed as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Total Rental Expense	$1,305	$1,128	$981
Less: Rental Income	272	460	472

Net Rental Expense	$1,033	$668	$509

NOTE 6 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  On May 3, 2004, the Corporation completed its acquisition of ANB.  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  On March 21, 2005, the Corporation completed the acquisition of DFS and recorded goodwill of $1.0 million in connection with the transaction. In accordance with FAS 142, the goodwill recorded in these acquisitions will not be amortized.  The core deposit intangibles recorded in connection with the ANB acquisition are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense of $328,000 and $219,000, was recorded on the core deposit intangibles for the years ended December 31, 2005 and December 31, 2004, respectively.  Amortization expense of $6,000 was recorded on other intangible assets in 2005.  There was no amortization expense on other intangible assets recorded in 2004.

NOTE 7 – Other Real Estate

The carrying value of other real estate is as follows (in thousands):

	December 31,

	2005	2004	2003

Other Real Estate	$-0-	$-0-	$-0-

There were no direct write-downs of other real estate in the periods reported.

There were no Other Foreclosed Assets as of December 31, 2005 and 2004.  Included in Other Assets at December 31, 2003, was $125,000 of Other Foreclosed Assets. All of these assets have been sold.  There were no direct write-downs on Other Foreclosed Assets in the periods reported.

NOTE 8 – Deposits and Related Expense

At December 31, 2005, 2004 and 2003, deposits and related interest expense for the related years ended December 31, consisted of the following (in thousands):

	Deposits			Interest Expense

	2005	2004	2003	2005	2004	2003

Noninterest-Bearing
Demand Deposits	$263,027	$235,399	$192,877

Interest-Bearing Deposits:
Interest-Bearing Transaction
Accounts and Money
Market Funds	268,116	239,773	195,184	$3,428	$2,518	$2,108
Savings	156,462	164,363	127,630	3,124	1,832	1,581
Certificates of Deposit under $100,000 and IRA’s	88,273	72,825	62,275	2,280	1,526	1,563
Certificates of Deposit of $100,000 or More	99,848	79,754	63,099	2,777	1,793	1,551
Other	3,050	150	316	54	8	7

Total	615,749	556,865	448,504	$11,663	$7,677	$6,810

Total Deposits	$878,776	$792,264	$641,381

At December 31, 2005, the Corporation had $198,000 of brokered deposits.  There are no major concentrations of deposits.  Demand deposit overdrafts that have been reclassified as loan balances were $1,080,000, $463,000 and $873,000 as of December 31, 2005, 2004 and 2003, respectively.

The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 2005, 2004 and 2003 is presented below (dollars in thousands):

Maturity	2005	% of Total	2004	% of Total	2003	% of Total

3 months or less	$19,971	20.0%	$18,387	23.1%	$10,598	16.8%
3 to 6 months	14,364	14.4	8,332	10.4	11,799	18.7
6 to 12 months	31,833	31.9	9,827	12.3	13,583	21.5
Over 12 months	33,680	33.7	43,208	54.2	27,119	43.0

NOTE 9 - Short Term Borrowings

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings is summarized as follows (dollars in thousands):

	December 31,

	2005	2004	2003

Securities Sold Under Repurchase Agreements:
Average Balance	$50,825	$33,068	$26,850
Year-End Balance	61,559	43,972	32,234
Maximum Month-End Balance During Year	67,494	43,972	32,234
Interest Rate:
Average	2.72%	0.68%	0.31%
Year-End	3.65	1.64	0.44
Federal Home Loan Bank Advances:
Average Balance	$61,808	$67,732	$30,532
Year-End Balance	55,000	60,000	50,000
Maximum Month-End Balance During Year	70,000	100,000	50,000
Interest Rate:
Average	3.10%	1.65%	1.65%
Year-End	3.44	2.11	1.52
Federal Funds Purchased:
Average Balance	$534	$1,878	$2,774
Year-End Balance	5,300	-0-	-0-
Maximum Month-End Balance During Year	5,300	21,525	7,200
Interest Rate:
Average	3.54%	1.45%	1.41%
Year-End	4.33	-0-	-0-

The Corporation has available a line of credit with the Federal Home Loan Bank of Dallas, which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on certain real estate loans (which a total principal balance of $152.6 million at December 31, 2005), the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At December 31, 2005, $55.0 million of borrowings were outstanding under the line of credit at an average rate of 3.44%, $40.0 million of which matures during 2006 and $15.0 million of which matures during 2007.  For the year ended December 31, 2005, the Corporation had average FHLB borrowings of $61.8 million.  At December 31, 2004, the Corporation had $60.0 million of borrowings outstanding under the line of credit at an average rate of 2.11%, $40.0 million of which matured during 2005 and $20.0 million of which matures during 2006.  For the year ended December 31, 2004, the Corporation had average borrowings of $67.7 million.

NOTE 10 – Note Payable

On September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10.0 million at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  At December 31, 2005, there were no amounts outstanding on this line of credit.

The terms of the line of credit include certain negative covenants concerning the Corporation’s capital ratio, non-performing loans ratio, return on average assets, tangible net worth, return on equity, bad debt ratio, limitations on debt and limitations on the payment of dividends.  Under the terms of the line of credit, the Corporation can not declare or pay dividends on its common stock in excess of $5,000,000 during any fiscal year without a written waiver from the lender.

NOTE 11 – Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at December 31, 2005 was 6.80%.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Other Non-Interest Expense

The significant components of other non-interest expense are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Business Development	$1,097	$810	$762
Legal and Professional Fees	1,304	1,267	688
Item Processing	821	895	672
Printing and Supplies	475	440	435
Regulatory Fees and Assessments	325	302	250
Other	2,861	2,417	2,113

Total	$6,883	$6,131	$4,920

NOTE 13 - Income Taxes

The consolidated provisions for income taxes consist of the following (dollars in thousands):

	Years Ended December 31,

	2005	2004	2003

Federal Income Tax Expense:
Current	$7,791	$6,285	$4,681
Deferred (Benefit)	(533)	(434)	336

Total Federal Income Tax Expense	$7,258	$5,851	$5,017

Effective Tax Rates	35.0%	35.0%	34.0%

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Federal Income Taxes at Statutory Rate of 35%	$7,152	$5,783	$5,071
Effect of Tax Exempt Interest Income	(108)	(88)	(94)
Non-deductible Expenses	228	166	70
Other	(14)	(10)	(30)

Income Taxes Per Income Statement	$7,258	$5,851	$5,017

Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	December 31,

	2005	2004	2003

Current Tax Asset (Liability)	$(56)	$807	$(39)
Deferred Tax Asset	5,020	3,006	1,677

Total Included in Other Assets	$4,964	$3,813	$1,638

The net deferred tax asset at December 31, 2005 of $5,020,000 included $1,725,000 related to unrealized losses on Available-for-Sale Securities.

NOTE 13 - Income Taxes (cont’d.)

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	December 31,

	2005	2004	2003

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,923	$3,546	$2,667
Valuation Reserves - Other Real Estate	-0-	-0-	2
Interest on Non-accrual Loans	135	79	121
Unrealized Losses on Available-for-Sale Securities	1,725	244	-0-
Deferred Compensation	747	596	541
Net Operating Loss Carryover	105	149	-0-
Other	48	-0-	-0-

Gross Federal Deferred Tax Assets	6,683	4,614	3,331

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,385	1,466	1,087
Accretion on Available-for-Sale Securities	113	34	135
Unrealized Gains on Available-for-Sale Securities	-0-	-0-	354
Other	165	108	78

Gross Federal Deferred Tax Liabilities	1,663	1,608	1,654

Net Deferred Tax Asset	$5,020	$3,006	$1,677

The operating loss carryover listed above was acquired in the acquisition of ANB and will expire in 2008.

NOTE 14 - Related Party Transactions

During 2005 and 2004, the Bank had transactions which were made in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates.  All loans included in such transactions were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and all loans are current as to principal and interest payments.  A summary of these transactions follows (in thousands)

	Balance at Beginning of Year	Additions	Amounts Collected	Balance at End of Year

For the Year ended December 31, 2005:
26 Directors and Officers	$8,537	$3,077	$(2,258)	$9,356
For the Year ended December 31, 2004:
26 Directors and Officers	$9,389	$586	$(1,438)	$8,537

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

The following is a summary of transactions during the periods presented:

	Years Ended December 31,

	2005		2004		2003

	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price

Outstanding, Beginning of Period	679,578	$8.54	759,318	$7.38	837,868	$6.69
Granted	55,200	18.32	68,000	14.74	50,000	11.14
Exercised	(116,024)	5.26	(109,740)	3.22	(106,450)	3.44
Canceled	(2,400)	9.30	(38,000)	11.84	(22,100)	8.59

Outstanding, End of Year	616,354	$10.03	679,578	$8.54	759,318	$7.38

Exercisable at End of Year	525,394	$9.01	566,038	$7.89	609,038	$6.78
Weighted Average Fair Value of Options Granted During the Year		$5.11		$4.69		$2.33

The options outstanding at December 31, 2005, have exercise prices between $2.65 and $18.75 with a weighted average exercise price of $10.03 and a weighted average remaining contractual life of 4.97 years.  At December 31, 2005, there remained 491,596 shares reserved for future grants of options under the 1997 Plan.  Stock options have been adjusted retroactively for the effects of stock splits as appropriate.

The Corporation accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for options granted.  The table in Note 1 under “Stock-Based Compensation” illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.  The fair value of the options granted in 2005 and 2004 were estimated as of the date of grant using an accepted options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.33% and 4.28%, respectively; expected dividend yield of 1.48% and 2.07%, respectively; expected volatility of 24.55% and 26.31%, respectively; and expected life of 6.00 years and 5.00 years, respectively.

On March 3, 2006, a Committee of the Board of Directors of the Corporation adopted, subject to shareholder approval, the Summit Bancshares, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”).  The 2006 Plan is intended to replace the 1997 Plan and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be paid in cash or stock.  Subject to certain adjustments, the number of shares of common stock that may be issued pursuant to awards under the 2006 Plan is 1,250,000 shares, less the total number of shares of common stock issued after the effective date of the 2006 Plan, or issuable, upon the exercise of awards granted under a predecessor plan.

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

NOTE 16 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	December 31,

	2005	2004

	Contract Amount	Contract Amount

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$227,031	$175,074
Standby Letters of Credit	6,637	6,175

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

NOTE 17 - Earnings per Share

The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands), as adjusted as appropriate to reflect the two-for-one stock split effected on December 31, 2004:

	Years Ended December 31,

	2005	2004	2003

Net income	$13,176	$10,762	$9,768

Weighted average number of common shares used in Basic EPS	12,414,366	12,326,477	12,321,560
Effect of dilutive stock options	295,957	352,048	312,764

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,710,323	12,678,525	12,634,324

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method.

NOTE 18 - Employee Benefit Plans

401(k) Plan
 The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made matching contributions to the participant’s deferrals of compensation up to 100% of the employee contributions not to exceed 6% of the employee’s annual compensation for the years 2005, 2004 and 2003.

The Corporation expensed $592,000, $490,000 and $411,000 during 2005, 2004 and 2003, respectively, in support of the plan.

Supplemental Executive Retirement Plan
 In 2002, the Corporation established a Supplemental Executive Retirement Plan to provide key employees with retirement, death or disability benefits.  For currently employed employees, the plan replaces the previous Management Security Plan.  The current plan is a defined contribution plan and the expense charged to earnings relating to this plan for 2005, 2004 and 2003 was $458,000, $175,000 and $202,000, respectively.

NOTE 18 - Employee Benefit Plans (cont’d.)

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

NOTE 19 - Dividends from Subsidiaries

The primary source of funds for the Corporation is cash dividends received from the Bank.  The amount of dividends that the Bank may pay in any one year, without approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the net profits for the current year.  Under this formula, in 2006, the Bank can legally initiate dividend payments of $12,440,000 plus an additional amount equal to its net profits, as defined, for 2006 to the date of any such dividend payment.  The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

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

In 2005, 32,038 shares of the Corporation’s common stock were purchased pursuant to the 2004 Stock Purchase Plan and the 2005 Stock Purchase Plan.  Under similar programs approved by the Board, 1,825,938 shares in the aggregate were purchased in the years 1994 through 2004, reflecting two-for-one stock splits in years 1995, 1997 and 2004.

The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates purchasing additional shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan as conditions warrant.

NOTE 23 - Regulatory Capital Compliance

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Bank regulatory authorities have established risk-based capital guidelines for U.S. banking organizations.  The objective of these efforts is to provide a more consistent system for comparing capital positions of banking organizations and to reflect the level of risk associated with holding various categories of assets.  The guidelines define Tier 1 capital and Tier 2 capital.  The components of Tier 1 capital for the Corporation and the Bank include equity capital excluding unrealized gains and losses on available-for-sale securities, goodwill and other intangible assets.  In addition, Tier I capital for the Corporation includes the $12.0 million of Capital Securities issued by SBI Trust.  Tier 2 Capital includes a portion of the allowance for loan losses.  These two components combine to become Total Capital.  The guidelines also stipulate that four categories of risk weights (0, 20, 50 and 100 percent), primarily based on the relative credit risk of the counterparty, be applied to the different types of balance sheet assets.  Risk weights for all off-balance sheet exposures are determined by a two step process, whereas the face value of the off-balance sheet item is converted to a “credit equivalent amount” and that amount is assigned to the appropriate risk category.  Off-balance sheet items at December 31, 2005, 2004 and 2003 included unfunded loan commitments and letters of credit.  The minimum ratio for qualifying Total Capital is 8.0%, of which 4.0% must be Tier 1 capital.

NOTE 23 - Regulatory Capital Compliance (cont’d.)

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

In addition to the minimum guidelines stated above, the regulatory authorities have established minimums for an institution to be classified as “well capitalized.”  A financial institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a Tier 1 leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Corporation and the Bank currently exceed all minimum capital requirements and are considered to be “well capitalized,” the highest rating, by the regulatory authorities.  Management is not aware of any conditions or events that would have changed the Corporation’s capital rating since December 31, 2005.

The Corporation and the Banks’ regulatory capital positions as of December 31, 2005 and 2004 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

CONSOLIDATED:
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$95,749	11.55%	$66,334	8.00%
Tier I Capital (to Risk Weighted Assets)	85,374	10.30	33,167	4.00
Tier I Capital (to Average Assets)	85,374	7.97	32,137	3.00

As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$85,863	11.40%	$60,281	8.00%
Tier I Capital (to Risk Weighted Assets)	76,435	10.14	30,140	4.00
Tier I Capital (to Average Assets)	76,435	7.85	29,229	3.00

SUMMIT BANK, N.A.:
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$95,310	11.49%	$66,334	8.00%	$82,917	10.00%
Tier I Capital (to Risk Weighted Assets)	84,935	10.24	33,167	4.00	49,750	6.00
Tier I Capital (to Average Assets)	84,935	7.93	32,119	3.00	53,532	5.00

As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$87,382	11.60%	$60,249	8.00%	$75,311	10.00%
Tier I Capital (to Risk Weighted Assets)	77,959	10.35	30,124	4.00	45,186	6.00
Tier I Capital (to Average Assets)	77,959	8.03	29,124	3.00	48,540	5.00

NOTE 24 - Subsequent Events

On January 17, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on February 15, 2006 to shareholders of record on January 30, 2006.

NOTE 25 - Recent Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Corporation on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Corporation will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Corporation expects to recognize additional after-tax, quarterly compensation cost of approximately $39,000 beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R.  Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Financial Accounting Standards Board Staff Positions

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Corporation does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Corporation’s financial statements.

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets’ fair values.

Federal funds sold and interest-bearing deposits: The carrying amounts reported in the balance sheet for federal funds sold and interest-bearing deposits approximate those assets’ fair values.

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

Short term borrowings: The carrying amounts of borrowings under repurchase agreements, Federal Home Loan Bank advances and federal funds purchased approximate their fair values.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	December 31,

	2005		2004

	Carrying Value	Fair Amount	Carrying Value	Fair Value

Financial Assets:
Cash and Due From Banks	$32,558	$32,558	$27,219	$27,219
Federal Funds Sold and Interest-Bearing Deposits	892	892	5,020	5,020
Securities	256,842	256,842	223,351	223,351
Loans	774,886	753,941	702,619	696,377
Allowance for Loan Losses	(11,208)	(11,208)	(10,187)	(10,187)
Financial Liabilities:
Deposits	878,776	879,062	792,264	793,069
Short Term Borrowings	121,859	121,650	103,792	103,897
Off-Balance Sheet Financial Instruments:
Loan Commitments		227,031		175,074
Letters of Credit		6,637		6,175

NOTE 27 - Comprehensive Income

The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Net Income	$13,176	$10,762	$9,768
Other Comprehensive Income:
Change in Unrealized Gain (Loss) on Securities
Available-for-Sale, Net of Tax (Benefit)	(2,875)	(1,162)	(2,173)

Comprehensive Income	$10,301	$9,600	$7,595

NOTE 28 - Condensed Parent Company Financial Statements

BALANCE SHEETS

	December 31,

	2005	2004

	(In Thousands)
ASSETS
CASH IN SUBSIDIARY BANK
Demand	$731	$402
INVESTMENT IN SUBSIDIARY	93,276	88,396
OTHER ASSETS	9	30

TOTAL ASSETS	$94,016	$88,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOTE PAYABLE	$-0-	$1,750
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES	12,372	12,372
OTHER LIABILITIES	311	216
SHAREHOLDERS’ EQUITY	81,333	74,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,016	$88,828

STATEMENTS OF INCOME

	For the Years Ended December 31,

	2005	2004	2003

	(In Thousands)
INCOME
Dividends from Subsidiaries	$6,450	$6,750	$3,500

TOTAL INCOME	6,450	6,750	3,500

EXPENSES
Interest	788	406	-0-
Other Expense	797	626	230

TOTAL EXPENSE	1,585	1,032	230

INCOME BEFORE INCOME TAX BENEFIT AND
EQUITY IN UNDISTRIBUTED EARNINGS
OF SUBSIDIARIES	4,865	5,718	3,270
INCOME TAX BENEFIT	555	360	79

INCOME BEFORE EQUITY IN UNDISTRIBUTED
EARNINGS OF SUBSIDIARIES	5,420	6,078	3,349
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	7,756	4,684	6,419

NET INCOME	$13,176	$10,762	$9,768

NOTE 28 – Condensed Parent Company Financial Statements (cont’d.)

STATEMENTS  OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,176	$10,762	$9,768
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Earnings of Subsidiaries	(7,756)	(4,684)	(6,419)
Net (Increase) Decrease in Other Assets	22	(30)	4
Net Increase in Other Liabilities	95	200	8

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,537	6,248	3,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for Acquisition of ANB Financial Corporation	-0-	(13,113)	-0-
Payment to Eliminate Debt of ANB Financial Corporation	-0-	(2,869)	-0-
Investment in SBI Trust	-0-	(372)	-0-

NET CASH USED BY INVESTING ACTIVITIES	-0-	(16,354)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Junior Subordinated Deferrable Debentures	-0-	12,372	-0-
Net Proceeds (Repayments) from Note Payable	(1,750)	1,750	-0-
Payments of Cash Dividends	(3,474)	(3,453)	(3,205)
Receipts from Stock Options Exercised	610	353	365
Purchase of Treasury Stock	(594)	(694)	(1,009)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(5,208)	10,328	(3,849)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	329	222	(488)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	402	180	668

CASH AND CASH EQUIVALENTS - END OF YEAR	$731	$402	$180

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2005, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee for Sponsoring Organizations (COSO) of the Treadway Commission.  Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Stovall, Grandey & Allen, L.L.P., the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005.  The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Stovall, Grandey & Allen, L.L.P.
Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Summit Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Summit Bancshares, Inc. (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Summit Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Summit Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Summit Bancshares, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Stovall, Grandey and Allen, L.L.P.

STOVALL, GRANDEY & ALLEN, L.L.P.

Fort Worth, Texas
March 14, 2006

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions “Proposal 1 – Election of Directors,” “Executive Officers of the Corporation,” “Board and Corporate Governance Matters – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

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

The information set forth under the captions “Executive Compensation and Other Information” and “Compensation and Benefits Committee Interlocks and Insider Participation” in the Corporation’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Corporation’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in the Corporation’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the captions “Principal Auditor Fees and Services” and “The Audit Committee” in the Corporation’s Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference in response to this Item.

PART IV

ITEM 15.		EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Consolidated Financial Statements. The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

Independent Auditor’s Report

Consolidated Balance Sheets of Summit Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004

Consolidated Statements of Income of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statement of Cash Flows of Summit Bancshares, Inc. and Subsidiaries for the Years Ended December 31, 2005, 2004 and 2003

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

3(d)

Amendment to the Corporation’s Code of Ethics and Standards of Conduct adopted by resolution of the Board of Directors of the Corporation (incorporated herein by reference to Exhibit 14.1 to the Corporation’s Current Report on Form 8-K filed February 23, 2006).

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

10(n)†

Supplemental Executive Retirement Plan of Summit Bancshares, Inc. effective January 1, 2002 (incorporated herein by reference to Exhibit 10(s) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10(o)

Lease Agreement, dated November 21, 2002, by and between Summit Bank, N.A., as tenant, and Hulen South Tower Limited, as landlord (incorporated herein by reference to Exhibit 10(t) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

10(p)

Agreement and Plan of Reorganization dated February 5, 2004, by and between the Corporation and ANB Financial Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Form 8-K filed May 4, 2004).

10(q)

Loan Agreement, dated September 15, 2005, by and among  the Corporation, Summit Delaware Financial Corporation and The Frost National Bank (incorporated by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2005).

10(r)*	First Amendment to Lease Agreement, dated November 21, 2002, as amended on August 17, 2005, by and between Summit Bank, N.A., as tenant, and Hulen South Tower Limited, as landlord.

21*	Subsidiaries of the Corporation.

23*	Consent of Stovall, Grandey & Allen, L.L.P. independent certified public accountants.

	31.1*	Certification of Principal Executive Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2*	Certification of Principal Financial Officer of Summit Bancshares, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

SUMMIT BANCSHARES, INC.

DATE: March 14, 2006	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 14th day of March, 2006.

SIGNATURE	TITLE

/s/ Philip E. Norwood	Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Philip E. Norwood

/s/ Bob G. Scott	Executive Vice President, Chief Operating Officer,
Secretary and Treasurer
Bob G. Scott	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert P. Evans	Director

Robert P. Evans

/s/ Elliott S. Garsek	Director

Elliott S. Garsek

Director

Ronald J. Goldman

/s/ F.S. Gunn	Director

F.S. Gunn

/s/ Robert L. Herchert	Director

Robert L. Herchert

/s/ Jay J. Lesok	Director

Jay J. Lesok

Director

William W. Meadows

/s/ James L. Murray	Director

James L. Murray

/s/ Byron B. Searcy	Director

Byron B. Searcy

/s/ Roderick D. Stepp	Director

Roderick D. Stepp