Form 10-Q
period 2006-03-31
SUMMIT BANCSHARES INC /TX/
filed 2006-05-10
CIK 745344

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

Mark One

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from__________to_________.

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

The number of shares of common stock, $1.25 par value, of the issuer outstanding at April 30, 2006 was 12,561,617 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2006 and 2005 and at December 31, 2005	3

	Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 and for the Year Ended December 31, 2005	4

	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2006 and 2005 and for the Year Ended December 31, 2005	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the Year Ended December 31, 2005	6

	Notes to Consolidated Financial Statements for the Three Months Ended March 31, 2006 and 2005 and for the Year Ended December 31, 2005	7-21

The March 31, 2006 and 2005 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2005 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	33

Item 1 A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,		(Unaudited) December 31, 2005

	2006	2005

	(In Thousands )
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$29,332	$28,823	$32,558
INTEREST-BEARING DEPOSITS	404	523	892
FEDERAL FUNDS SOLD	2,000	8,475	-0-
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	247,882	214,222	256,842
LOANS – NOTES 4, 15 AND 21
Loans, Net of Unearned Income	808,606	716,714	774,886
Allowance for Loan Losses	(13,092)	(10,519)	(11,208)

LOANS, NET	795,514	706,195	763,678

PREMISES AND EQUIPMENT – NOTE 5	16,855	15,462	16,515
GOODWILL – NOTE 6	9,060	8,993	9,060
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,106	2,396	2,191
ACCRUED INCOME RECEIVABLE	6,345	4,954	6,273
OTHER REAL ESTATE – NOTE 7	387	-0-	-0-
OTHER ASSETS	11,384	9,871	11,726

TOTAL ASSETS	$1,121,269	$999,914	$1,099,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$262,087	$232,556	$263,027
Interest-Bearing	627,810	565,002	615,749

TOTAL DEPOSITS	889,897	797,558	878,776
SHORT TERM BORROWINGS – NOTE 9	132,155	109,885	121,859
NOTE PAYABLE – NOTE 10	-0-	1,750	-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372	12,372
ACCRUED INTEREST PAYABLE	1,203	680	1,014
OTHER LIABILITIES	3,301	3,232	4,381

TOTAL LIABILITIES	1,038,928	925,477	1,018,402

COMMITMENTS AND CONTINGENCIES – NOTES 16, 18, 20 AND 22
SHAREHOLDERS’ EQUITY – NOTES 17, 19 AND 23
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,483,513, 12,419,356 and 12,443,518 shares issued and outstanding at March 31, 2006 and 2005 and at December 31, 2005, respectively	15,604	15,524	15,554
Capital Surplus	8,487	7,971	8,170
Retained Earnings	62,388	53,959	60,964
Accumulated Other Comprehensive Income – Unrealized Loss on Available-for-Sale Investment Securities, Net of Tax Benefit	(3,949)	(2,475)	(3,349)
Treasury Stock at Cost (10,000 shares at March 31, 2006)	(189)	(542)	(6)

TOTAL SHAREHOLDERS’ EQUITY	82,341	74,437	81,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,121,269	$999,914	$1,099,735

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended March 31,		(Unaudited) Year Ended December 31, 2005

	2006	2005

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$15,048	$11,346	$51,064
Interest and Dividends on Investment Securities:
Taxable	2,398	1,926	8,281
Exempt from Federal Income Taxes	104	70	324
Interest on Federal Funds Sold and Interest-Bearing Deposits	16	31	292

TOTAL INTEREST INCOME	17,566	13,373	59,961

INTEREST EXPENSE
Interest on Deposits	3,738	2,332	11,663
Interest on Short Term Borrowings	1,558	624	3,317
Interest on Note Payable	1	23	57
Interest on Junior Subordinated Deferrable Debentures	219	161	731

TOTAL INTEREST EXPENSE	5,516	3,140	15,768

NET INTEREST INCOME	12,050	10,233	44,193
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	2,000	225	1,105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,050	10,008	43,088

NON-INTEREST INCOME
Service Charges and Fees on Deposits	921	982	3,938
Other Income	952	898	4,066

TOTAL NON-INTEREST INCOME	1,873	1,880	8,004

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 18	4,893	4,269	18,277
Occupancy Expense - Net	810	604	2,834
Furniture and Equipment Expense	620	598	2,341
Other Real Estate Owned Expense - Net	-0-	3	(11)
Intangible Amortization	85	82	334
Other Expense – NOTE 13	1,728	1,696	6,883

TOTAL NON-INTEREST EXPENSE	8,136	7,252	30,658

INCOME BEFORE INCOME TAXES	3,787	4,636	20,434
APPLICABLE INCOME TAXES – NOTE 14	1,361	1,623	7,258

NET INCOME	$2,426	$3,013	$13,176

NET INCOME PER SHARE – NOTE 19
Basic	$0.19	$0.24	$1.06
Diluted	0.19	0.24	1.04

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005
(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income - Net Unrealized Loss on Investment Securities	Treasury Stock	Total Share- Holders’ Equity

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at December 31, 2004	12,359,232	$15,449	$7,705	$51,810	$(474)	$-0-	$74,490
Stock Options Exercised	60,124	75	266				341
Retirement of Stock Held in Treasury						(542)	(542)
Cash Dividend - $.07 Per Share				(864)			(864)
Net Income for the Three Months Ended March 31, 2005				3,013			3,013
Securities Available- for-Sale Adjustment					(2,001)		(2,001)

Total Comprehensive Income – NOTE 26							1,012

Balance at March 31, 2005	12,419,356	15,524	7,971	53,959	(2,475)	(542)	74,437
Stock Options Exercised	55,900	70	199				269
Purchases of Stock Held in Treasury						(52)	(52)
Retirement of Stock Held in Treasury	(31,738)	(40)		(548)		588	-0-
Cash Dividend - $.21 Per Share				(2,610)			(2,610)
Net Income for the Nine Months Ended December 31, 2005				10,163			10,163
Securities Available- for-Sale Adjustment					(874)		(874)

Total Comprehensive Income – NOTE 26							9,289

Balance at December 31, 2005	12,443,518	15,554	8,170	60,964	(3,349)	(6)	81,333
Stock Options Exercised	40,295	50	273				323
Stock-Based Compensation Expense			44				44
Purchases of Stock Held in Treasury						(189)	(189)
Retirement of Stock Held in Treasury	(300)			(6)		6	-0-
Cash Dividend - $.08 Per Share				(996)			(996)
Net Income for the Three Months Ended March 31, 2006				2,426			2,426
Securities Available- for-Sale Adjustment					(600)		(600)

Total Comprehensive Income – NOTE 26							1,826

Balance at March 31, 2006	12,483,513	$15,604	$8,487	$62,388	$(3,949)	$(189)	$82,341

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005

	(Unaudited) For the Three Months Ended March 31,		(Unaudited) Year Ended December 31, 2005

	2006	2005

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,426	$3,013	$13,176

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	44	-0-	-0-
Depreciation and Amortization	490	487	1,946
Net Premium Amortization of Investment Securities	265	387	1,309
Amortization of Intangible Assets	85	82	334
Provision for Loan Losses	2,000	225	1,105
Deferred Income Taxes Expense (Benefit)	(747)	240	(533)
Net Gain From Sale of Other Real Estate & Repossessed Assets	-0-	-0-	(19)
Net Gain From Sale of Premises and Equipment	(2)	-0-	(247)
Net (Increase) Decrease in Accrued Income and Other Assets	1,277	832	(1,322)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	(891)	(357)	1,126

Total Adjustments	2,521	1,896	3,699

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,947	4,909	16,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Interest Bearing Deposits	488	(153)	(522)
Net (Increase) Decrease in Federal Funds Sold	(2,000)	(3,825)	4,650
Proceeds from Matured and Prepaid Investment Securities · Available-for-Sale	9,125	6,140	524,266
Proceeds from Sales and Redemptions of Investment Securities	-0-	-0-	700
Purchase of Investment Securities · Available-for-Sale	(1,339)	(445)	(563,976)
Net Assets Acquired in the Purchase of Dignum Financial	-0-	(976)	(1,043)
Loans Originated and Principal Repayments, Net	(34,680)	(14,179)	(72,857)
Recoveries of Loans Previously Charged-Off	141	191	458
Proceeds from Sale of Premises and Equipment	32	-0-	338
Proceeds from Sale of Other Real Estate & Repossessed Assets	365	-0-	67
Purchases of Premises and Equipment	(860)	(200)	(2,808)

NET CASH USED BY INVESTING ACTIVITIES	(28,728)	(13,447)	(110,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	(9,157)	(2,253)	48,070
Net Increase in Certificates of Deposit	20,278	7,547	38,442
Net Increase in Short Term Borrowings	10,296	5,913	17,887
Repayment of Note Payable	-0-	-0-	(1,750)
Payments of Cash Dividends	(996)	(864)	(3,474)
Proceeds from Stock Options Exercised	323	341	610
Purchase of Treasury Stock	(189)	(542)	(594)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,555	10,142	99,191

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(3,226)	1,604	5,339
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	32,558	27,219	27,219

CASH AND DUE FROM BANKS AT END OF PERIOD	$29,332	$28,823	$32,558

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$5,327	$3,061	$15,355
Income Taxes Paid	25	-0-	7,476
Other Real Estate and Other Assets Acquired in Settlement of Loans	721	-0-	461

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
AND FOR THE YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first three months of 2006, the average cash balance maintained at the Federal Reserve Bank was $3,345,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $24,901,000 during the same period.

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

          The Corporation has the ability and intent to hold to maturity its investment securities classified as held-to-maturity; accordingly, no adjustment has been made for the excess, if any, of amortized cost over market.  In determining the investment category classifications at the time of purchase of securities, management considers its asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital and other factors.  Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), the Corporation may change the investment security classification.  In the periods reported for 2006 and 2005, the Corporation held no securities that would have been classified as trading securities.

          All investment securities are adjusted for amortization of premiums and accretion of discounts.  Amortization of premiums and accretion of discounts are recorded to income over the contractual maturity or estimated life of the individual investment on the level yield method.  Gain or loss on sale of investments is based upon the specific identification method and the gain or loss is recorded in non-interest income.  Income earned on the Corporation’s investments in securities issued by state and political subdivisions is not taxable.

Loans and Allowance for Loan Losses

          Loans are stated at the principal amount outstanding less unearned discount, deferred fees and the allowance for loan losses.  Unearned discount on installment loans is recognized as income over the terms of the loans by a method approximating the interest method.  Interest income on all other loans is recognized based upon the principal amounts outstanding, the simple interest method.  Loan origination fee income, net of direct loan origination costs, is deferred and amortized over the life of the related loan.  The accrual of interest on a loan is discontinued when, in the opinion of management, there is doubt about the ability of the borrower to pay interest or principal.  Interest previously earned, but uncollected on such loans, is written off.  After loans are placed on non-accrual all payments received are applied to principal and no interest income is recorded until the loan is returned to accrual status or the principal balance has been reduced to zero.

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

          The allowance for loan losses is comprised of amounts charged against income in the form of a provision for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected.  In these situations, a valuation allowance is recorded when the carrying amount of the loan exceeds the discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.  Income on impaired loans is recognized based on the collectibility of the principal amount.  Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable.

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

Reclassification

          Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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

Stock-Based Compensation

          On January 1, 2006, the Corporation changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004).”  See Note 12 – Stock-Based Compensation for additional information.

Advertising Costs

          Advertising costs are expensed as incurred.

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for the periods ended March 31, 2006 and 2005 and for the year ended December 31, 2005 is reported in Note 26, “Comprehensive Income.”

Audited Financial Statements

          The consolidated balance sheet as of December 31, 2005, and the consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2005 are headed “unaudited” in these financial statements.  These statements were reported as “audited” in our Annual Report of Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected in these statements as unaudited because of the absence of an independent auditor’s report.

NOTE 2 – Acquisition

          On March 21, 2005, the Corporation acquired Dignum Financial Services (“DFS”) for a purchase price of approximately $1.0 million.  DFS was a proprietorship engaged in financial planning and management services.  Of the purchase price $0.5 million is subject to the earnings performance of Summit Financial Partners (formerly DFS), a division of the Bank.

NOTE 3 - Investment Securities

A summary of amortized cost and estimated fair values of investment securities as of March 31, 2006 is as follows (in thousands):

	March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$167,219	$-0-	$(3,878)	$163,341
U.S. Government Agency Mortgage Backed Securities	65,960	-0-	(2,048)	63,912
Obligations of States and Political Subdivisions	12,947	50	(23)	12,974
Community Reinvestment Act Investment Fund	3,025	-0-	(84)	2,941
Other Securities	4,714	-0-	-0-	4,714

Total Available-for-Sale Securities	$253,865	$50	$(6,033)	$247,882

NOTE 3 - Investment Securities (cont’d.)

          All investment securities are carried on the consolidated balance sheet as of March 31, 2006 at fair value.  The net unrealized loss of $5,983,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Other Securities category at March 31, 2006 is $3,838,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of March 31, 2006.  The Bank was required at March 31, 2006 to have stock holdings of Federal Home Loan Bank Stock equal to .09% of the Corporation’s total assets as of the previous quarter end plus 4.10% of its outstanding advances from the Federal Home Loan Bank (“FHLB”).  The Bank is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

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

            All investment securities were carried on the consolidated balance sheet as of March 31, 2005 at fair value.  The net unrealized loss of $3,750,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, was included in Shareholders’ Equity.

          Included in the Other Securities category at March 31, 2005 was $4,381,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which were classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of March 31, 2005.  The Bank was required at March 31, 2005 to have stock holdings of Federal Home Loan Bank Stock equal to .14% of the Corporation’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Bank was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type follow (in thousands):

	March 31,		December 31, 2005

	2006	2005

Commercial and Industrial	$283,536	$266,782	$277,827
Real Estate Mortgage - Commercial	268,365	228,701	260,736
Real Estate Mortgage - Residential	93,879	85,293	91,183
Real Estate - Construction	125,926	94,940	106,227
Loans to Individuals	36,900	40,998	38,913

	808,606	716,714	774,886
Allowance for Loan Losses	(13,092)	(10,519)	(11,208)

Loans - Net	$795,514	$706,195	$763,678

          Loans are net of unearned income of $1,117,000 and $905,000 at March 31, 2006 and 2005, respectively, and $1,101,000 at December 31, 2005.

NOTE 4 - Loans and Allowance for Loan Losses (cont’d.)

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Balance, Beginning of Period	$11,208	$10,187	$10,187
Provisions, Charged to Income	2,000	225	1,105
Loans Charged-Off	(257)	(84)	(542)
Recoveries of Loans Previously Charged-Off	141	191	458

Net Loans (Charged-Off) Recovered	(116)	107	(84)

Balance, End of Period	$13,092	$10,519	$11,208

          The provisions for loan losses charged to operating expenses during the three months ended March 31, 2006 and March 31, 2005 of $2,000,000 and $225,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2005, a provision of $1,105,000 was recorded.

          At March 31, 2006, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $10,293,000 (of which $10,293,000 were on non-accrual status).  The related allowance for loan losses for these loans was $4,118,000.  The average recorded investment in impaired loans during the three months ended March 31, 2006 was approximately $11,336,000.  For this period, the Corporation recognized interest income of $14,000 on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	March 31,		December 31, 2005

	2006	2005

Land	$3,302	$3,038	$3,296
Buildings and Improvements	13,359	12,453	12,957
Furniture & Equipment	12,500	11,943	12,104

Total Cost	29,161	27,434	28,357
Less: Accumulated Amortization and Depreciation	12,306	11,972	11,842

Net Book Value	$16,855	$15,462	$16,515

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

NOTE 6 – Goodwill and Other Intangible Assets (cont’d.)

On May 3, 2004, the Corporation completed its merger with ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (“collectively “ANB”).  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense on the core deposit intangibles was $82,000, $328,000 and $82,000 for the three months ended March 31, 2006, the year ended December 31, 2005 and the three months ended March 31, 2005, respectively.

          On March 21, 2005, the Corporation completed the acquisition of DFS.  Goodwill of $1.0 million was recorded in connection with the acquisition.

          As of March 31, 2006, the Corporation had other intangible assets with a net book value of $38,000.  Amortization expense of $6,000 and $3,000 has been recorded on the other intangible assets for the year ended December 31, 2005 and for the three months ended March 31, 2006, respectively.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	March 31,		December 31, 2005

	2006	2005

Other Real Estate	$387	$-0-	$-0-

          There were no direct write-downs of other real estate charged to income for the three months ended March 31, 2006 or March 31, 2005.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2005.

NOTE 8 – Deposits

          The book values of deposits by major type follow (in thousands)

	March 31,		December 31, 2005

	2006	2005

Noninterest-Bearing Demand Deposits	$262,087	$232,556	$263,027
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Accounts	268,832	235,632	268,116
Savings	147,529	169,094	156,462
Certificates of Deposits under $100,000 and IRA’s	91,575	75,634	88,273
Certificates of Deposits $100,000 or more	112,824	84,492	99,848
Other	7,050	150	3,050

Total	627,810	565,002	615,749

Total Deposits	$889,897	$797,558	$878,776

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings is summarized as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Securities Sold Under Repurchase Agreements:
Average Balance	$100,070	$44,336	$50,825
Period-End Balance	82,155	49,885	61,559
Maximum Month-End Balance During Period	105,986	49,885	67,494
Interest Rate:
Average	4.11%	1.95%	2.72%
Period-End	4.24	2.03	3.65
Federal Home Loan Bank Advances:
Average Balance	$56,667	$62,167	$61,808
Period-End Balance	50,000	60,000	55,000
Maximum Month-End Balance During Period	60,000	60,000	70,000
Interest Rate:
Average	3.82%	2.44%	3.10%
Period-End	3.77	2.56	3.44
Federal Funds Purchased:
Average Balance	$243	$874	$534
Period-End Balance	-0-	-0-	5,300
Maximum Month-End Balance During Period	-0-	-0-	5,300
Interest Rate:
Average	4.40%	2.73%	3.54%
Period-End	-0-	-0-	4.33

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on certain real estate loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At March 31, 2006, the Corporation had $50.0 million of borrowings outstanding under the line of credit at a rate of 3.77%, $35.0 million of which matures in 2006 and the remaining $15.0 million of which matures in 2007.  At March 31, 2006, the Corporation had average borrowings under the line of credit of $56.7 million.  For the three months ended March 31, 2005, the Corporation had $60.0 million of borrowings outstanding under the line of credit at a rate of 2.50%, $30.0 million of which matured in 2005.  At December 31, 2005, $55.0 million of borrowings were outstanding at an average rate of 3.44%.  For the year ended December 31, 2005, the Corporation had average borrowings of $61.8 million.

NOTE 10 – Note Payable

          On September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  As of March 31, 2006, there were no borrowings under this line.

NOTE 11 - Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at March 31, 2006 and December 31, 2005 was 7.25% and 6.80%, respectively.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

NOTE 12 - Stock -Based Compensation

          Prior to January 1, 2006, the Corporation accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly no compensation expense was recognized for stock option plans because the exercise prices of stock options equaled or exceeded the market prices of the underlying stock on the dates of the grants.  However, stock-based compensation has been included in pro forma disclosures in the financial statement footnotes in prior periods.

          Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using a modified version of prospective application.  Under this method, compensation expense will be recorded for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding as of the beginning of the period of adoption.

          For the three months ended March 31, 2006, stock-based compensation expense was $44,000.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123R to stock based compensation for the three months ended March 31, 2005 (in thousands, except for per share data):

Three Months Ended March 31, 2005

Net Income, as Reported	$3,013
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(59)

Pro Forma Net Income	$2,954

Earnings Per Share:
Basic - as Reported	$0.24
Basic - Pro Forma	0.23
Diluted - as Reported	0.24
Diluted - Pro Forma	0.23

NOTE 13 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Business Development	$280	$248	$1,097
Legal and Professional Fees	289	382	1,282
Data and Item Processing	231	200	822
Printing and Supplies	124	107	476
Regulatory Fees and Assessments	87	87	325
Other	717	672	2,881

Total	$1,728	$1,696	$6,883

NOTE 14 - Income Taxes

          Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	March 31,		December 31, 2005

	2006	2005

Current Tax Liability	$(2,139)	$(1,677)	$(56)
Net Deferred Tax Asset	6,075	4,349	5,020

Total Included in Other Assets	$3,936	$2,672	$4,964

          The net deferred tax asset at March 31, 2006 of $6,075,000 included $2,034,000, a deferred tax asset related to unrealized losses on Available-for-Sale Securities.

The components of income tax expense were as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Federal Income Tax Expense:
Current	$2,108	$1,383	$7,791
Deferred (Benefit)	(747)	240	(533)

Total Federal Income Tax Expense	$1,361	$1,623	$7,258

Effective Tax Rates	35.00%	35.0%	35.0%

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Federal Income Taxes at Statutory Rate of 35.0%	$1,325	$1,644	$7,152
Effect of Tax Exempt Interest Income	(34)	(24)	(108)
Non-deductible Expenses	74	54	228
Other	(4)	(51)	(14)

Income Taxes Per Income Statement	$1,361	$1,623	$7,258

NOTE 14 - Income Taxes (cont’d.)

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	March 31,		December 31, 2005

	2006	2005

Federal Deferred Tax Assets:
Allowance for Loan Losses	$4,582	$3,728	$3,923
Interest on Non-accrual Loans	168	95	135
Unrealized Losses on Available-for-Sale Securities	2,034	1,275	1,725
Deferred Compensation	797	719	747
Net Operating Loss Carryover	93	141	105
Other	51	-0-	48

Gross Federal Deferred Tax Assets	7,725	5,958	6,683

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,325	1,467	1,385
Accretion	145	48	113
Other	180	94	165

Gross Federal Deferred Tax Liabilities	1,650	1,609	1,663

Net Deferred Tax Asset	$6,075	$4,349	$5,020

NOTE 15 - Related Party Transactions

          The Bank has made loan transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and all such loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $10,369,000 at March 31, 2006 and $9,356,000 at December 31, 2005.

NOTE 16 - Commitments and Contingent Liabilities

          In the normal course of business, there are various outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the financial statements.  No losses are anticipated as a result of these transactions. Commitments are most frequently extended for real estate, commercial and industrial loans.

          At March 31, 2006, outstanding documentary and standby letters of credit totaled $8,607,000 and commitments to extend credit totaled $231,880,000.

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $356,000 and $297,000 for the three months ended March 31, 2006 and 2005, respectively, and $1,305,000 for the year ended December 31, 2005.

NOTE 17 - Stock Option Plans

          The Corporation has two Incentive Stock Option Plans, the 1993 Plan and the 1997 Plan, (each, a “Plan,” and, collectively, the “Plans”).  No more options may be granted under the 1993 Plan.  The 1997 Plan has reserved 1,200,000 shares (adjusted for two-for-one stock splits in 1997 and 2004) of common stock for grants thereunder.  The Plans provide for the granting to executive management and other key employees of the Corporation and its subsidiaries incentive stock options, as defined under the current tax law.  The options granted under the Plans will be exercisable for ten years from the date of grant and generally vest ratably over a five year period.  Options will be and have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

          The following is a summary of transactions during the periods presented:

	Shares Under Option Plans

	Three Months Ended March 31, 2006	Year Ended December 31, 2005

Outstanding, Beginning of Period	616,354	679,578
Additional Options Granted During the Period	-0-	55,200
Forfeited During the Period	(10,000)	(2,400)
Exercised During the Period	(40,295)	(116,024)

Outstanding, End of Period	566,059	616,354

          Options outstanding at March 31, 2006 have exercise prices between $5.19 to 18.75 per share with a weighted average exercise price of $10.02 and 497,099 shares exercisable.  At March 31, 2006, there remained 501,596 shares reserved for future grants of options under the 1997 Plan.  See Note 12 “Stock –Based Compensation” for information regarding the dilutive impact of these stock options.

          On April 18, 2006, the shareholders of the Corporation approved the 2006 Long-Term Incentive Plan of the Corporation (the “2006 Plan”).  The 2006 Plan replaced the 1997 Plan.  The 2006 Plan is intended to enable the Corporation to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees.  The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be paid in cash or stock.  The 2006 Plan is expected to provide flexibility to the Corporation’s compensation methods in order to adapt the compensation of key employees to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws.  Subject to certain adjustments, the number of the Corporation’s shares of common stock that may be issued pursuant to awards under the 2006 Plan is 1,250,000 shares, less the total number of shares of common stock issued pursuant to the 2006 Plan or issuable upon the exercise of awards granted under predecessor Plans.

NOTE 18 - Employee Benefit Plans

401(k) Plan

          The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made no contribution to this plan in 1998 or 1999.  Beginning in 2000, the Corporation made matching contributions, not to exceed 6% of the employee’s annual compensation, to the participant’s deferrals of compensation up to 100% of the employee contributions.

          The amount expensed in support of the plan was $188,000 and $146,000 during the first three months of 2006 and 2005, respectively, and $592,000 for the year 2005.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan and the expense charged to earnings relating to the Retirement Plan was $125,000 and $72,000 for the first three months of 2006 and 2005, respectively, and $458,000 for the year 2005.

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

NOTE 18 - Employee Benefit Plans (cont’d.)

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

NOTE 19 - Earnings per Share

          The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Net income	$2,426	$3,013	$13,176

Weighted average number of common shares used in Basic EPS	12,454,593	12,377,350	12,414,366
Effect of dilutive stock options	284,324	340,779	295,957

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,738,917	12,718,129	12,710,323

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method.

NOTE 20 - Financial Instruments with Off-Balance Sheet Risk

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

          The Corporation’s exposure to credit loss in the event of non-performance by the other party of these loan commitments and letters of credit is represented by the contractual amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	March 31,

	2006	2005

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$231,880	$197,554
Letters of Credit	8,607	6,495

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

NOTE 20 - Financial Instruments with Off-Balance Sheet Risk (cont’d.)

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

NOTE 21 - Concentrations of Credit Risk

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

NOTE 22 - Litigation

          The Corporation is involved in legal actions arising in the ordinary course of business.  It is the opinion of management, after reviewing such actions with outside legal counsel, that the settlement of these matters is not expected to materially adversely affect the Corporation’s financial position.

NOTE 23 - Stock Repurchase Plan

          On April 19, 2005, the Board of Directors of the Corporation approved a stock repurchase plan (the “2005 Stock Purchase Plan”) authorizing management to purchase up to 620,467 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2005 and ending on April 18, 2006, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          In the quarter ended March 31, 2006, 10,000 shares were purchased by the Corporation pursuant to the 2005 Stock Purchase Plan in privately negotiated transactions.  12,378 shares of the Corporation’s common stock, in the aggregate, were purchased by the Corporation pursuant to the 2005 Stock Purchase Plan from the period beginning April 19, 2005 through April 18, 2006.  No more shares may be purchased pursuant to the 2005 Stock Purchase Plan.

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates purchasing shares of the Corporation’s common stock pursuant to the 2006 Stock Purchase Plan as conditions warrant.

NOTE 24 - Subsequent Events

          On April 18, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on May 15, 2006 to shareholders of record on April 28, 2006.

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          On April 18, 2006, the shareholders of the Corporation approved the 2006 Long-Term Incentive Plan of the Corporation (the “2006 Plan”).  The 2006 Plan replaced the 1997 Plan.  The 2006 Plan is intended to enable the Corporation to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees.  The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be paid in cash or stock.  The 2006 Plan is expected to provide flexibility to the Corporation’s compensation methods in order to adapt the compensation of key employees to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws.  Subject to certain adjustments, the number of the Corporation’s shares of common stock that may be issued pursuant to awards under the 2006 Plan is 1,250,000 shares, less the total number of shares of common stock issued pursuant to the 2006 Plan or issuable upon the exercise of awards granted under predecessor Plans.

NOTE 25 - Fair Values of Financial Instruments

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

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	March 31,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$29,332	$29,332	$28,823	$28,823
Federal funds sold and interest bearing deposits	2,404	2,404	8,998	8,998
Investment securities	247,882	247,882	214,222	214,222
Loans	808,606	783,475	716,714	707,428
Allowance for loan losses	(13,092)	(13,092)	(10,519)	(10,519)
Financial Liabilities:
Deposits	889,897	890,939	797,558	797,964
Short term borrowings	132,155	132,155	109,885	109,885
Off-balance Sheet Financial Instruments:
Loan commitments		231,880		197,554
Letters of credit		8,607		6,495

NOTE 26 - Comprehensive Income

          The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Three Months Ended March 31,		Year Ended December 31, 2005

	2006	2005

Net Income	$2,426	$3,013	$13,176
Other Comprehensive Income:
Change in unrealized gain (loss) on securities available-for-sale, net of tax (benefit)	(600)	(2,001)	(2,875)

Comprehensive Income	$1,826	$1,012	$10,301

NOTE 27 - Dividends from Subsidiaries

          The primary source of funds for the Corporation is cash dividends received from the Bank.  The amount of dividends that the Bank may pay in any one year, without the approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the retained net profits for the current year. Under this formula, as defined, as of March 31, 2006, the Bank can legally initiate dividend payments of $13,599,000 for the remainder of 2006.  The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

          Internal dividend policies limit dividends paid by the Bank if its equity capital falls below certain minimum levels as determined by the Bank’s Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to our operations, the discussion of allowance for loan losses, and quantitative and qualitative disclosure about market risk.  Our actual results could differ materially from the forward-looking statements and management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth below under the heading “Risk Factors.”  These risk factors and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” or “our” refer to the business of Summit Bancshares, Inc. and its consolidated subsidiaries.

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

          Net income for the first quarter of 2006 decreased $587,000, or 19.5%, to $2,426,000 from $3,013,000 recorded for the first quarter of 2005.  On a weighted average share basis, net income for the first quarter of 2006 was $0.19 per diluted share as compared to $0.24 per diluted share for the first quarter of 2005, a decrease of 20.8%.  The decrease in earnings during the first quarter of 2006 from the first three months of 2005 was primarily due to an increase of $1,775,000 in the provision for loan losses.  The increase in the provision for loan losses reflected a higher level of loans on nonaccrual status.  Nonaccrual loans were $11,164,000 as of March 31, 2006, an increase of $7,870,000 from the amount reported as of March 31, 2005 and an increase of $8,164,000 from the amount reported as of December 31, 2005.

          Total loans at March 31, 2006 were $808.6 million, which represented an increase of $91.9 million, or 12.8%, over total loans at March 31, 2005 and an increase of $33.7 million, or 4.4% over total loans at December 31, 2005.  Total deposits at March 31, 2006 of $889.9 million increased $92.3 million, or 11.6%, from $797.6 million at March 31, 2005 and increased $11.1 million, or 1.3%, from $878.8 million at December 31, 2005.  Compared to the first quarter of 2005, we experienced growth in every category of deposits during the first quarter of 2006, except for savings accounts.  Shareholders’ equity was $82.3 million at March 31, 2006, an increase of $7.9 million, or 10.6%, compared to shareholders’ equity of $74.4 million at March 31, 2005.   See the Statement of Changes in Shareholders’ Equity on page 5 for a detail of the changes.

          The following table shows selected performance ratios for the first quarters of 2006 and 2005 that management believes to be key indicators of our performance:

	Three Months Ended

	March 31, 2006	March 31, 2005

Annualized Return on Average Assets (ROAA)	0.88%	1.23%
Annualized Return on Average Shareholders’ Equity (ROAE)	11.91	16.16
Shareholders’ Equity to Assets - Average	7.40	7.63
Dividend Payout Ratio	41.06	28.68
Net Interest Margin (tax equivalent)	4.68	4.47
Efficiency Ratio	58.20	59.69
Net Income Per Share - Diluted	$0.19	$0.24

          The return on average assets ratio is calculated by dividing annualized net income by average total assets for the period.  Our return on average assets ratio was 0.88% for the first quarter of 2006 compared with the average return on average assets ratio of 1.45% for the first quarter of 2006 for other financial institutions in our peer group.  Our peer group is comprised of six (6) other publicly traded bank holding companies headquartered in Texas with assets ranging form $11.3 billion to $2.7 billion and was selected by our management.  Our return on average assets for the first quarter of 2006 was negatively affected by the level of the provision for loan losses.

          The return on average shareholders’ equity ratio is calculated by dividing annualized net income by average shareholders’ equity for the period.  Our return on average shareholders’ equity ratio was 11.91% in the first quarter of 2006 compared with the average return on average shareholders’ equity ratio of 15.27% for the same period for the other financial institutions in our peer group.  Our return on average shareholders’ equity for the first quarter of 2006 was also negatively affected by the loan loss provision recorded in the first quarter.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Our shareholders’ equity to assets ratio was 7.40% in the first quarter of 2006 compared with the average shareholders’ equity to asset ratio of 9.49% for the first quarter of 2006 of the other financial institutions in our peer group.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  For the first quarter of 2006, our dividend payout ratio resulted in a yield-to-market price return that compared favorably to our peer group.

          Net interest margin is calculated by dividing annualized net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.68% in the first quarter of 2006 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which averaged 4.19% in the first quarter of 2006.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and tax equivalent interest income for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 58.20% in the first quarter of 2006 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 56.80% in the first quarter of 2006.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first quarters of 2006 and 2005 (rates on tax equivalent basis):

	Three Months Ended March 31,

	2006			2005

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$1,459	$16	4.45%	$5,195	$31	2.40%
Investment Securities (Taxable)	241,226	2,398	3.98%	212,152	1,926	3.63%
Investment Securities (Tax-exempt)	11,971	160	5.35%	8,009	106	5.30%
Loans, Net of Unearned Discount(1)	793,536	15,048	7.69%	706,902	11,346	6.51%

Total Earning Assets	1,048,192	17,622	6.82%	932,258	13,409	5.83%

Non-interest Earning Assets:
Cash and Due From Banks	33,404			30,059
Other Assets	46,804			41,164
Allowance for Loan Losses	(11,741)			(10,327)

Total Assets	$1,116,659			$993,154

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$259,589	1,187	1.85%	$235,691	717	1.23%
Savings	148,493	820	2.24%	168,346	636	1.53%
Certificates of Deposit under $100,000 and IRA’s	89,789	748	3.38%	75,733	449	2.40%
Certificates of Deposit $100,000 or more	106,431	935	3.56%	79,933	529	2.68%
Other Time	4,317	48	4.51%	150	1	3.03%
Other Borrowings	169,405	1,778	4.26%	128,174	808	2.56%

Total Interest-Bearing Liabilities	778,024	5,516	2.88%	688,027	3,140	1.85%

Non-interest Bearing Liabilities:
Demand Deposits	251,034			225,519
Other Liabilities	4,992			4,006
Shareholders’ Equity	82,609			75,602

Total Liabilities and Shareholders’ Equity	$1,116,659			$993,154

Net Interest Income and Margin
(Tax-equivalent Basis)(2)		$12,106	4.68%		$10,269	4.47%

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $489,000 and $390,000 at March 31, 2006 and 2005, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2006 and 34% for 2005.

          The net interest margin was 4.68% for the first quarter of 2006, which represented an increase of 21 basis points from the first quarter of 2005.  This increase in net interest margin reflected a 99 basis point increase in yield on earning assets from the first quarter of 2005 to the first quarter of 2006, which was partially offset by a 103 basis point increase in rates paid on interest-bearing liabilities from the first quarter of 2005 to the first quarter of 2006.  The increase in the net interest margin also reflected the impact of our non-interest bearing funding sources, primarily demand deposits and shareholders’ equity, in the higher interest rate environment in the first quarter of 2006.

          In the event that our average loans continue to grow during 2006 and we are unable to fund such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, such as the Federal Home Loan Bank, Federal Funds purchased, or brokered deposits, which could have a negative impact on our net interest margin.  Therefore, we may experience a slower growth in net interest margin during the remainder of 2006 as a result of any such borrowings, but will benefit as our investment portfolio and maturing fixed rate loans reprice at higher rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, assuming that interest rates on deposits and borrowings do not increase significantly faster than interest rates on earning assets.

Net Interest Income

          Net interest income (tax equivalent) for the first quarter of 2006 was $12,106,000, which represented an increase of $1,837,000, or 17.9%, compared to the first quarter of 2005.  In the first quarter of 2006, tax equivalent interest income increased $4,213,000, or 31.4%, while interest expense increased $2,376,000, or 75.7%, compared to the first quarter of 2005.  The  increase in net interest income resulted from a 12.4% growth in average earning assets for the first quarter of 2006 compared to the first quarter of 2005, along with a 200 basis point increase in market interest rates (as measured by the prime rate as published in the Wall Street Journal) from March 2005 through March 2006.

          The table below analyzes the increase in net interest income on a fully tax equivalent basis for the three month periods ended March 31, 2006 and 2005.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in Thousands)

	1st Qtr. 2006 vs. 1st Qtr. 2005 Increase (Decrease) Due to Changes in:			1st Qtr. 2005 vs. 1st Qtr. 2004 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$(23)	$8	$(15)	$(1)	$19	$18
Investment Securities	305	221	526	308	(83)	225
Loans, Net of Unearned Discount	1,391	2,311	3,702	1,935	997	2,932

Total Interest Income	1,673	2,540	4,213	2,242	933	3,175

Interest-Bearing Liabilities:
Deposits	274	1,132	1,406	376	315	691
Other Borrowings	223	747	970	35	499	534

Total Interest Expense	497	1,879	2,376	411	814	1,225

Net Interest Income	$1,176	$661	$1,837	$1,831	$119	$1,950

Non-Interest Income

          Non-interest income for the first quarter of 2006 was $1,873,000, which represented a decrease of $7,000, or 0.4%, from the first quarter of 2005.  The major component of non-interest income is various charges and fees that we earn on deposit accounts and related services.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended March 31,

	2006	2005	% Change

Service Charges on Deposit Accounts	$921	$982	(6.2)%
Non-recurring Income	-0-	134	(100.0)
Other Non-interest Income	952	764	24.6

Total Non-interest Income	$1,873	$1,880	(0.4)%

          The decrease in service charges on deposit accounts during the first quarter of 2006 was largely the result of a reduction in fees earned on commercial accounts that are on account analysis.  The decrease reflects the impact of the higher interest rate environment on earnings credits for commercial deposit account balances.

          The non-recurring income for the first three months of 2005 resulted from an extraordinary payment from PULSE EFT as a participant in that ATM network.

          The increase in other non-interest income in the first quarter of 2006, as compared to the same period last year, is primarily due to increases in investment service fees and insurance commissions.  Investment service fees were $236,000 for the first quarter of 2006 compared with $107,000 for the first quarter of 2005.  The increase in investment services fees is attributable to the operation of Summit Financial Partners, our financial planning and asset management division.  Insurance commissions through SIA were $59,000 for the first quarter, up from $25,000 for the comparable period last year.

Non-interest Expense

          Non-interest expenses include all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended March 31,

	2006	2005	% Change

Salaries & Employee Benefits	$4,893	$4,269	14.6%
Occupancy Expense - Net	810	604	34.1
Furniture and Equipment Expense	620	598	3.7
Other Real Estate and Foreclosed
Asset Expense - Net	-0-	3	(100.0)
Intangible Asset Amortization	85	82	3.7
Other Expenses:
Business Development	280	248	12.9
Insurance - Other	76	42	81.0
Legal & Professional Fees	289	382	(24.3)
Data & Item Processing	231	200	15.5
Franchise Taxes	18	13	38.5
Postage & Courier	119	123	(3.3)
Printing & Supplies	124	107	15.9
Regulatory Fees & Assessments	87	87	-0-
Other Operating Expenses	504	494	2.0

Total Other Expenses	1,728	1,696	1.9

Total Non-interest Expense	$8,136	$7,252	12.2%

          Total non-interest expense increased 12.2% in the first quarter of 2006 over the first quarter of 2005, reflecting increases primarily in salaries and benefits, occupancy, business development expenses, and insurance expense.  As a percent of average assets, non-interest expenses were 2.95% in the first quarter of 2006 (annualized) and 2.96% for the same period of 2005.

          The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 58.20% for the first quarter of 2006 compared to 59.69% for the first quarter of 2005.

          The increase in salaries and benefits during the first quarter of 2006 compared to the prior year period was due to salary merit increases, increases in the cost of employee benefit programs, expenses associated with Summit Financial Partners, and the recognition of expense related to employee stock options.  Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using a modified version of prospective application.  Under this method, compensation expense will be recorded for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding as of the beginning of the period of adoption.  For the three months ended March 31, 2006, stock-based compensation expense was $44,000.  For periods prior to January 1, 2006, stock based compensation has been included in pro forma disclosures in the financial statement footnotes.

          The increase of $206,000 in occupancy expense for the first quarter of 2006 compared to the same period of the prior year was due to several factors; including increases in rent expense, utilities and ad valorem taxes.  Also contributing to the increase in occupancy expense was the loss of tenant rents at a bank-owned facility.

          Business development expenses increased $32,000 in the first quarter of 2006. Contributing to the increase were higher levels of public relations expenditures and customer expenses.

          Insurance expense was $34,000 higher in the first quarter of 2006. The increase is largely attributable to higher costs of blanket bond and directors and officers liability policies.

          Legal and professional expenses decreased $93,000 in the first quarter of 2006 compared to the first quarter of 2005 due to lower levels of legal fees and expenses incurred in relation to compliance with the Sarbanes-Oxley Act of 2002 and other corporate governance initiatives.

Allowance for Loan Losses and Non-Performing Assets

          The allowance for loan losses was $13,092,000, or 1.62% of total loans, as of March 31, 2006 compared to $10,519,000, or 1.47% of total loans, as of March 31, 2005.   The provision for loan losses was $2,000,000 for the first quarter of 2006 compared with $225,000 for the same period last year.  For the three months ended March 31, 2006 and 2005, net charge-offs (recoveries) were  0.01% and (0.02)% of loans, respectively, not annualized.

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Balance, Beginning of Period	$11,208	$10,187
Provisions, Charged to Income	2,000	225
Loans Charged-Off	(257)	(84)
Recoveries of Loans Previously Charged-Off	141	191

Net Loans (Charged-Off) Recovered	(116)	107

Balance, End of Period	$13,092	$10,519

          The increase in the provision for loan losses reflected an increase in non-accrual loans from $3,000,000 at December 31, 2005 to $11,164,000 at March 31, 2006.  We reported in a filing on Form 8-K in February that our largest classified borrower had experienced further deterioration in its financial condition and had requested a deferral of future principal and interest payments until such time as the borrower’s financial condition could be restructured, the borrower or certain of its assets sold or other arrangements for payment can be made.  All loans to this borrower were placed on non-accrual status in February 2006 with an agreement, subject to an infusion of a specified amount of capital and certain other conditions, to defer all payments of principal and interest from this borrower until June 30, 2006.  Also in February 2006, an outside investor contributed to the borrower the specified amount of additional capital in the form of debt subordinated to the Corporation’s loans.  As of March 31, 2006, our exposure on these credits was approximately $7.5 million.  In March 2006, we placed loans to a second borrower on non-accrual based on deterioration in that borrower’s financial condition.  The loans to the second borrower had a combined balance of approximately $2.2 million as of March 31, 2006.  The ultimate loss, if any, on these two credits cannot be determined at this time, but management thought that it would be prudent to record the additional provision for loan losses.  The Corporation’s management will continue to monitor these credits very closely.

          As of March 31, 2006, the allowance for loan losses as a percentage of non-accrual loans was 117.3% compared with 373.7% as of December 31, 2005.  Total non-performing assets as a percentage of loans and foreclosed assets was 1.43% at March 31, 2006 compared with 0.39% as of December 31, 2005.

          The following table summarizes the non-performing assets as of the end of the last five quarters (in thousands):

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Non-Accrual Loans	$11,164	$3,000	$4,989	$3,372	$3,294
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	387	-0-	-0-	-0-	-0-

Total Non-Performing Assets	$11,551	$3,000	$4,989	$3,372	$3,294

As a Percent of:
Total Assets	1.03%	0.27%	0.46%	0.33%	0.33%
Total Loans and Other Real Estate/ Foreclosed Assets	1.43%	0.39%	0.66%	0.47%	0.46%
Loans Past Due 90 days or More and Still Accruing	$-0-	$-0-	$2,178	$36	$-0-

          As of March 31, 2006, non-accrual loans were comprised of $10,818,000 in commercial loans, $307,000 in real estate mortgage loans and $39,000 in consumer loans.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Non-Performing Loans	$11,164	$3,000	$4,989	$3,372	$3,294
Criticized Loans	30,732	35,161	39,450	35,580	38,110
Allowance for Loan Losses	13,092	11,208	11,131	10,798	10,519
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	117%	374%	223%	320%	319%
Criticized Loans	43%	32%	28%	30%	28%

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

          Total criticized loans were $30.7 million at March 31, 2006, a decrease of $4.4 million and $7.4 million from the levels of December 31, 2005, and March 31, 2005, respectively. Criticized loans as a percentage of total loans were 3.80%, 4.54% and 5.32% as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at March 31, 2006 and may not be reflective of positions in subsequent periods (dollars in thousands):

				Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive	Total
	Matures or Reprices within:

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$368,787	$63,886	$55,611	$488,284	$320,322	$808,606
Investment Securities	13,184	25,999	41,350	80,533	167,349	247,882
Federal Funds Sold and Interest Bearing Deposits	2,404	-0-	-0-	2,404	-0-	2,404

Total Earning Assets	384,375	89,885	96,961	571,221	487,671	1,058,892

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	416,361	-0-	-0-	416,361	-0-	416,361
Certificates of Deposit under $100,000 and IRA’s	7,102	23,900	30,444	61,446	30,129	91,575
Certificates of Deposit $100,000 or More	8,827	38,118	32,444	79,389	40,485	119,874
Borrowings	104,527	20,000	5,000	129,527	15,000	144,527

Total Interest Bearing Liabilities	536,817	82,018	67,888	686,723	85,614	772,337

Interest Sensitivity Gap	$(152,442)	$7,867	$29,073	$(115,502)	$402,057	$286,555

Cumulative Gap	$(152,442)	$(144,575)	$(115,502)

Periodic Gap to Total Assets	(13.60)%	0.70%	2.59%
Cumulative Gap to Total Assets	(13.60)%	(12.89)%	(10.30)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (10.30%) was reversed to a positive 24.59%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At March 31, 2006, shareholders’ equity totaled $82.3 million, an increase of $1.0 million, or 1.2%, compared to December 31, 2005, and an increase of $7.9 million, or 10.6%, compared to March 31, 2005.  This increase reflects the increase in retained earnings which was partially offset by the payment of dividends, the increase in the unrealized loss on available-for-sale investment securities and the impact of the purchase of treasury stock. The unrealized loss on available-for-sale investment securities increased $600 thousand in the three months ended March 31, 2006.

          On April 19, 2005, the Board of Directors of the Corporation approved a stock repurchase plan (the “2005 Stock Purchase Plan”) authorizing management to purchase up to 620,467 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2005 and ending on April 18, 2006, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          In the quarter ended March 31, 2006, 10,000 shares were purchased by the Corporation pursuant to the 2005 Stock Purchase Plan in privately negotiated transactions.  12,738 shares of the Corporation’s common stock, in the aggregate, were purchased pursuant to the 2005 Stock Purchase Plan from the period beginning April 19, 2005 through April 18, 2006.  No more shares may be purchased pursuant to the 2005 Stock Purchase Plan.

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.  The Corporation anticipates purchasing shares of the Corporation’s common stock pursuant to the 2006 Stock Purchase Plan as conditions warrant.

          We and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of March 31, 2006 and 2005 (dollars in thousands):

	March 31, 2006		March 31, 2005

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$1,121,269	$1,120,701	$999,914	$999,384
Risk Weighted Assets	836,511	836,321	767,540	767,000
Equity Capital (Tier 1)	87,068	86,225	77,487	78,760
Qualifying Allowance for Loan Losses	10,488	10,487	9,606	9,588

Total Capital	$97,556	$96,712	$87,093	$88,348

Leverage Ratio	7.88%	7.80%	7.80%	8.05%
Risk Capital Ratio:
Tier I Capital	10.41%	10.31%	10.10%	10.27%
Total Capital	11.66	11.56	11.35	11.52

          As of March 31, 2006, the Bank exceeded our risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 90 days represented $11.0 million, or 1.0%, of total assets as of March 31, 2006.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 86.4% of our total deposits at March 31, 2006 were “core” deposits.   Core deposits are defined as total deposits less public funds, brokered deposits and certificates of deposit greater than $100,000.   Core deposits are generally more stable (i.e., less likely to be withdrawn) than other deposits.  Additionally interest-bearing core deposits may have lower interest rates than other interest-bearing deposits.  Our loan to deposit ratio averaged 92.3% for the three month period ended March 31, 2006.

          In the event that our average loans continue to grow during 2006 and we are unable to fund any such growth solely through the generation of additional deposits, we may be required to obtain funding from secondary sources, including purchasing federal funds, obtaining advances from the Federal Home Loan Bank or other secondary sources.  In such an event, our business, results of operations and financial condition could be negatively impacted.

          Our income, which provides funds for the payment of dividends to our shareholders and for other corporate purposes, is derived from our investment in the Bank.

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at March 31, 2006 was 7.25%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture date May 3, 2004) of the Corporation.

          On September 15, 2005, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of this line.  At March 31, 2006, there were no amounts outstanding under the line.   The purpose of the line is to provide an additional liquidity source.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

          Except as set forth herein, during the three months ended March 31, 2006, there have been no material changes outside the ordinary course of the Corporation’s business in the contractual obligations specified in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

          At March 31, 2006, outstanding documentary and standby letters of credit totaled $8,607,000 and commitments to extend credit totaled $231,880,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,637,000 and $227,031,000 at December 31, 2005.  The increase in commitments to extend credit reflects the continued demand for credit facilities in our market.

Related Party Transactions

          The Bank has made loan transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and all such loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $10,369,000 at March 31, 2006 and $9,356,000 at December 31, 2005.

Subsequent Events

          On April 18, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on May 15, 2006 to shareholders of record on April 28, 2006.

          On April 18, 2006, the Board of Directors of the Corporation approved the 2006 Stock Purchase Plan authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          On April 18, 2006, the shareholders of the Corporation approved the 2006 Long-Term Incentive Plan of the Corporation (the “2006 Plan”).  The 2006 Plan replaced the 1997 Plan.  The 2006 Plan is intended to enable the Corporation to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees.  The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be paid in cash or stock.  The 2006 Plan is expected to provide flexibility to the Corporation’s compensation methods in order to adapt the compensation of key employees to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws.  Subject to certain adjustments, the number of the Corporation’s shares of common stock that may be issued pursuant to awards under the 2006 Plan is 1,250,000 shares, less the total number of shares of common stock issued pursuant to the 2006 Plan or issuable upon the exercise of awards granted under predecessor Plans.  As of March 31, 2006, stock option awards for 566,059 shares of common stock were outstanding.

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

          These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, from time to time (but at least quarterly), management reviews the actual performance and write-off history of the loan portfolio and compares that to previously determined allowance coverage percentages.  In this manner, management evaluates the impact the previously mentioned variables may have had on the loan portfolio to determine which changes, if any, should be made to the assumptions and analyses.  Recent analysis has indicated that projections of estimated losses inherent in the loan portfolio have approximated actual write-off experience during the current economic environment.

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

          The Corporation adopted FAS No. 123R, “Share-Based Payments,” effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Corporation accounted for stock-based compensation under the recognition and measurement principles of Accounting  Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation recognized $44,000 in total stock-based compensation expense during the first quarter of 2006.

          There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2005 other than the adoption of FAS No. 123R as described above. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

          There were no material changes in market risks faced by the Corporation from December 31, 2005 to March 31, 2006.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended March 31, 2006.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended March 31, 2006.

          There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Corporation’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                         Not applicable

Item 1A.  Risk Factors

          There have been no material changes from the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          On April 19, 2005, the Board of Directors of the Corporation approved the 2005 Stock Purchase Plan authorizing management to purchase up to 620,467 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2005 and ending on April 18, 2006, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          12,738 shares of the Corporation’s common stock, in the aggregate, were purchased by the Corporation pursuant to the 2005 Stock Purchase Plan from the period beginning April 19, 2005 through April 18, 2006.  No more shares may be purchased pursuant to the 2005 Stock Purchase Plan.

          The Corporation purchased (but did not retire) 10,000 shares of the Corporation’s common stock pursuant to the 2005 Stock Purchase Plan in privately negotiated transactions in the quarter covered by this report.  The following table furnishes information for these purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1, 2006 – January 31, 2006)	-0-	$-0-	-0-	617,729
Month # 2 (February 1, 2006 – February 28, 2006)	-0-	-0-	-0-	617,729
Month # 3 (March 1, 2006 – March 31, 2006)	10,000	18.92	10,000	607,729

Total:	10,000	$18.92	10,000	607,729

(1)	These shares were purchased pursuant to the 2005 Stock Purchase Plan.
(2)	The 2005 Stock Purchase Plan was announced on May 10, 2005.
(3)

The Board of Directors of the Corporation approved the Corporation to purchase up to 620,467 shares of the Corporation’s common stock over the twelve-month period beginning April 19, 2005 pursuant to the 2005 Stock Purchase Plan.

(4)	The expiration date of the 2005 Stock Purchase Plan was April 18, 2006.

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking law regulations and policies as well as rules and regulations of the Securities and Exchange Commission.

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

4.5

Loan Agreement dated September 15, 2005 between the Corporation and Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2005)

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

SUMMIT BANCSHARES, INC.
Registrant

Date: May 10, 2006	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman, President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Bob G. Scott

Bob G. Scott, Executive Vice President and Chief Operating Officer
(Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation of the Corporation (incorporated herein by Reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

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

4.5

Loan Agreement dated September 15, 2005 between the Corporation and Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2005)

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