Form 10-Q
period 2006-06-30
SUMMIT BANCSHARES INC /TX/
filed 2006-08-03
CIK 745344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares of common stock, $1.25 par value, of the issuer outstanding at July 31, 2006 was 12,581,322 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2006 and 2005 and at December 31, 2005	3

	Consolidated Statements of Income for the Six Months Ended June 30, 2006 and 2005 and for the Year Ended December 31, 2005	4

	Consolidated Statements of Income for the Three Months Ended June 30, 2006 and 2005	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2006 and 2005 and for the Year Ended December 31, 2005	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and for the Year Ended December 31, 2005	7

	Notes to Consolidated Financial Statements for the Six Months Ended June 30, 2006 and 2005 and for the Year Ended December 31, 2005	8-22

The June 30, 2006 and 2005 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2005 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1 A.	Risk Factors	35-36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37-38

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
			December 31,
	2006	2005	2005

	(Unaudited)		(Unaudited)
	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$37,086	$29,205	$32,558
INTEREST-BEARING DEPOSITS	325	300	892
FEDERAL FUNDS SOLD	6,850	9,450	-0-
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	235,246	214,750	256,842
LOANS – NOTES 4, 15 AND 21
Loans, Net of Unearned Income	841,961	721,161	774,886
Allowance for Loan Losses	(9,958)	(10,798)	(11,208)

LOANS, NET	832,003	710,363	763,678

PREMISES AND EQUIPMENT – NOTE 5	16,791	15,563	16,515
GOODWILL – NOTE 6	9,060	8,997	9,060
OTHER INTANGIBLE ASSETS, NET – NOTE 6	2,021	2,338	2,191
ACCRUED INCOME RECEIVABLE	6,662	5,129	6,273
OTHER REAL ESTATE – NOTE 7	-0-	-0-	-0-
OTHER ASSETS	14,687	12,380	11,726

TOTAL ASSETS	$1,160,731	$1,008,475	$1,099,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$262,264	$241,643	$263,027
Interest-Bearing	643,036	562,846	615,749

TOTAL DEPOSITS	905,300	804,489	878,776
SHORT TERM BORROWINGS – NOTE 9	153,476	108,581	121,859
NOTE PAYABLE – NOTE 10	-0-	1,250	-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372	12,372
ACCRUED INTEREST PAYABLE	1,622	800	1,014
OTHER LIABILITIES	3,710	3,399	4,381

TOTAL LIABILITIES	1,076,480	930,891	1,018,402

COMMITMENTS AND CONTINGENCIES – NOTES 16, 18, 20 AND 22
SHAREHOLDERS’ EQUITY – NOTES 17, 19 AND 23
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,603,772, 12,420,616 and 12,443,518 shares issued and outstanding at June 30, 2006 and 2005 and at December 31, 2005, respectively	15,754	15,526	15,554
Capital Surplus	9,366	8,036	8,170
Retained Earnings	64,730	55,775	60,964
Accumulated Other Comprehensive Income – Unrealized Loss on Available-for-Sale Investment Securities, Net of Tax Benefit	(5,055)	(1,753)	(3,349)
Treasury Stock at Cost (29,200 and 300 shares at June 30, 2006 and December 31, 2005, respectively)	(544)	-0-	(6)

TOTAL SHAREHOLDERS’ EQUITY	84,251	77,584	81,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,160,731	$1,008,475	$1,099,735

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

	(Unaudited)		(Unaudited)
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$31,519	$23,702	$51,064
Interest and Dividends on Investment Securities:
Taxable	4,695	3,840	8,281
Exempt from Federal Income Taxes	232	142	324
Interest on Federal Funds Sold and Interest-Bearing Deposits	32	67	292

TOTAL INTEREST INCOME	36,478	27,751	59,961

INTEREST EXPENSE
Interest on Deposits	8,206	4,984	11,663
Interest on Short Term Borrowings	3,096	1,435	3,317
Interest on Note Payable	1	43	57
Interest on Junior Subordinated Deferrable Debentures	452	334	731

TOTAL INTEREST EXPENSE	11,755	6,796	15,768

NET INTEREST INCOME	24,723	20,955	44,193
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	3,100	450	1,105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,623	20,505	43,088

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,922	1,972	3,938
Other Income	2,147	1,943	4,066

TOTAL NON-INTEREST INCOME	4,069	3,915	8,004

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 18	9,836	8,717	18,277
Occupancy Expense - Net	1,609	1,264	2,834
Furniture and Equipment Expense	1,239	1,169	2,341
Other Real Estate Owned Expense - Net	-0-	(11)	(11)
Intangible Asset Amortization	170	164	334
Other Expense – NOTE 13	3,566	3,507	6,883

TOTAL NON-INTEREST EXPENSE	16,420	14,810	30,658

INCOME BEFORE INCOME TAXES	9,272	9,610	20,434
APPLICABLE INCOME TAXES – NOTE 14	3,323	3,406	7,258

NET INCOME	$5,949	$6,204	$13,176

NET INCOME PER SHARE – NOTE 19
Basic	$0.48	$0.50	$1.06
Diluted	0.47	0.49	1.04

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,

	2006	2005

	(Unaudited)
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$16,471	$12,356
Interest and Dividends on Investment Securities:
Taxable	2,297	1,914
Exempt from Federal Income Taxes	128	72
Interest on Federal Funds Sold and Interest-Bearing Deposits	16	36

TOTAL INTEREST INCOME	18,912	14,378

INTEREST EXPENSE
Interest on Deposits	4,468	2,652
Interest on Short Term Borrowings	1,538	811
Interest on Notes Payable	-0-	20
Interest on Junior Subordinated Deferrable Debentures	233	173

TOTAL INTEREST EXPENSE	6,239	3,656

NET INTEREST INCOME	12,673	10,722
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	1,100	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,573	10,497

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,001	990
Other Income	1,195	1,045

TOTAL NON-INTEREST INCOME	2,196	2,035

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 18	4,943	4,448
Occupancy Expense - Net	799	660
Furniture and Equipment Expense	619	571
Other Real Estate Owned Expense - Net	-0-	(14)
Intangible Asset Amortization	85	82
Other Expense – NOTE 13	1,838	1,811

TOTAL NON-INTEREST EXPENSE	8,284	7,558

INCOME BEFORE INCOME TAXES	5,485	4,974
APPLICABLE INCOME TAXES – NOTE 14	1,962	1,783

NET INCOME	$3,523	$3,191

NET INCOME PER SHARE - NOTE 19
Basic	$0.29	$0.26
Diluted	0.28	0.25

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005
(Unaudited)

					Accumulated Other Comprehensive Income - Net Unrealized Loss on Investment Securities		Total Share- Holders’ Equity
			Capital Surplus	Retained Earnings		Treasury Stock

	Common Stock

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at December 31, 2004	12,359,232	$15,449	$7,705	$51,810	$(474)	$-0-	$74,490
Stock Options Exercised	90,684	114	331				445
Purchases of Stock Held in Treasury						(542)	(542)
Retirement of Stock Held in Treasury	(29,300)	(37)		(505)		542	-0-
Cash Dividend - $.14 Per Share				(1,734)			(1,734)
Net Income for the SIx Months Ended June 30, 2005				6,204			6,204
Securities Available- for-Sale Adjustment					(1,279)		(1,279)

Total Comprehensive Income – NOTE 26							4,925

Balance at June 30, 2005	12,420,616	15,526	8,036	55,775	(1,753)	-0-	77,584
Stock Options Exercised	25,340	31	134				165
Purchases of Stock Held in Treasury						(52)	(52)
Retirement of Stock Held in Treasury	(2,438)	(3)		(43)		46	-0-
Cash Dividend - $.14 Per Share				(1,740)			(1,740)
Net Income for the Six Months Ended December 31, 2005				6,972			6,972
Securities Available- for-Sale Adjustment					(1,596)		(1,596)

Total Comprehensive Income – NOTE 26							5,376

Balance at December 31, 2005	12,443,518	15,554	8,170	60,964	(3,349)	(6)	81,333
Stock Options Exercised	170,554	213	1,094				1,307
Stock-Based Compensation Expense			102				102
Purchases of Stock Held in Treasury						(733)	(733)
Retirement of Stock Held in Treasury	(10,300)	(13)		(182)		195	-0-
Cash Dividend - $.16 Per Share				(2,001)			(2,001)
Net Income for the Six Months Ended June 30, 2006				5,949			5,949
Securities Available- for-Sale Adjustment					(1,706)		(1,706)

Total Comprehensive Income – NOTE 26							4,243

Balance at June 30, 2006	12,603,772	$15,754	$9,366	$64,730	$(5,055)	$(544)	$84,251

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005

	For the Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

	(Unaudited)		(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,949	$6,204	$13,176

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	102	-0-	-0-
Depreciation and Amortization	980	958	1,946
Net Premium Amortization of Investment Securities	525	755	1,309
Amortization of Intangible Assets	170	164	334
Provision for Loan Losses	3,100	450	1,105
Deferred Income Taxes Expense (Benefit)	278	(173)	(533)
Net Gain From Sale of Other Real Estate & Repossessed Assets	(8)	-0-	(19)
Net (Gain) Loss From (Sale) Disposal of Premises and Equipment	11	-0-	(247)
Net Increase in Accrued Income and Other Assets	(2,895)	(2,007)	(1,322)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	(63)	(70)	1,126

Total Adjustments	2,200	77	3,699

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,149	6,281	16,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Interest Bearing Deposits	567	70	(522)
Net (Increase) Decrease in Federal Funds Sold	(6,850)	(4,800)	4,650
Proceeds from Matured and Prepaid Investment Securities
Available-for-Sale	21,500	92,156	524,266
Proceeds from Sales and Redemptions of Investment Securities	897	-0-	700
Purchase of Investment Securities
Available-for-Sale	(3,900)	(86,090)	(563,976)
Net Assets Acquired in the Purchase of Dignum Financial	-0-	(976)	(1,043)
Loans Originated and Principal Repayments, Net	(72,265)	(18,773)	(72,857)
Recoveries of Loans Previously Charged-Off	218	392	458
Proceeds from Sale of Premises and Equipment	46	-0-	338
Proceeds from Sale of Other Real Estate & Repossessed Assets	764	-0-	67
Purchases of Premises and Equipment	(1,312)	(777)	(2,808)

NET CASH USED BY INVESTING ACTIVITIES	(60,335)	(18,798)	(110,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	(6,985)	(11,938)	48,070
Net Increase in Certificates of Deposit	33,509	24,163	38,442
Net Increase in Short Term Borrowings	31,617	4,609	17,887
Repayment of Note Payable	-0-	(500)	(1,750)
Payments of Cash Dividends	(2,001)	(1,734)	(3,474)
Proceeds from Stock Options Exercised	1,307	445	610
Purchase of Treasury Stock	(733)	(542)	(594)

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,714	14,503	99,191

NET INCREASE IN CASH AND DUE FROM BANKS	4,528	1,986	5,339
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	32,558	27,219	27,219

CASH AND DUE FROM BANKS AT END OF PERIOD	$37,086	$29,205	$32,558

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$11,147	$6,597	$15,355
Income Taxes Paid	4,560	3,600	7,476
Other Real Estate and Other Assets Acquired in Settlement of Loans	721	-0-	461

The accompanying Notes should be read with these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first six months of 2006, the average cash balance maintained at the Federal Reserve Bank was $2,661,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $24,221,000 during the same period.

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

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for the periods ended June 30, 2006 and 2005 and for the year ended December 31, 2005 is reported in Note 26, “Comprehensive Income.”

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

NOTE 3 - Investment Securities

          A summary of amortized cost and estimated fair values of investment securities as of June 30, 2006 is as follows (in thousands):

	June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$158,011	$-0-	$(4,555)	$153,456
U.S. Government Agency Mortgage Backed Securities	62,544	-0-	(2,659)	59,885
Obligations of States and Political Subdivisions	15,539	8	(300)	15,247
Community Reinvestment Act Investment Fund	3,025	-0-	(154)	2,871
Other Securities	3,787	-0-	-0-	3,787

Total Available-for-Sale Securities	$242,906	$8	$(7,668)	$235,246

NOTE 3 - Investment Securities (cont’d.)

          All investment securities are carried on the consolidated balance sheet as of June 30, 2006 at fair value.  The net unrealized loss of $7,660,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Other Securities category at June 30, 2006 is $2,897,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of June 30, 2006.  The Bank was required at June 30, 2006 to have stock holdings of Federal Home Loan Bank Stock equal to .08% of the Bank’s total assets as of the previous quarter end plus 4.10% of its outstanding advances from the Federal Home Loan Bank (“FHLB”).  The Bank is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

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

          All investment securities were carried on the consolidated balance sheet as of June 30, 2005 at fair value.  The net unrealized loss of $2,656,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, was included in Shareholders’ Equity.

          Included in the Other Securities category at June 30, 2005 was $4,413,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which were classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of June 30, 2005.  The Bank was required at June 30, 2005 to have stock holdings of Federal Home Loan Bank Stock equal to .14% of the Bank’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Bank was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type follow (in thousands):

	June 30,		December 31, 2005

	2006	2005

Commercial and Industrial	$302,998	$257,362	$277,827
Real Estate Mortgage - Commercial	276,563	236,142	260,736
Real Estate Mortgage - Residential	94,015	86,558	91,183
Real Estate - Construction	133,982	105,256	106,227
Loans to Individuals	34,403	35,843	38,913

	841,961	721,161	774,886
Allowance for Loan Losses	(9,958)	(10,798)	(11,208)

Loans - Net	$832,003	$710,363	$763,678

          Loans are net of unearned income of $1,070,000 and $922,000 at June 30, 2006 and 2005, respectively, and $1,101,000 at December 31, 2005.

NOTE 4 - Loans and Allowance for Loan Losses (cont’d.)

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Balance, Beginning of Period	$11,208	$10,187	$10,187
Provisions, Charged to Income	3,100	450	1,105
Loans Charged-Off	(4,568)	(231)	(542)
Recoveries of Loans Previously Charged-Off	218	392	458

Net Loans (Charged-Off) Recovered	(4,350)	161	(84)

Balance, End of Period	$9,958	$10,798	$11,208

          The provisions for loan losses charged to operating expenses during the six months ended June 30, 2006 and June, 2005 of $3,100,000 and $450,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2005, a provision of $1,105,000 was recorded.

          At June 30, 2006, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $5,143,000 (of which $5,143,000 were on non-accrual status).  The related allowance for loan losses for these loans was $699,000.  The average recorded investment in impaired loans during the six months ended June 30, 2006 was approximately $8,642,000.  For this period, the Corporation recognized interest income of $29,000 on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	June 30,		December 31, 2005

	2006	2005

Land	$3,302	$3,038	$3,296
Buildings and Improvements	13,358	12,356	12,957
Furniture & Equipment	12,822	11,177	12,104

Total Cost	29,482	26,571	28,357
Less: Accumulated Amortization and Depreciation	12,691	11,008	11,842

Net Book Value	$16,791	$15,563	$16,515

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

NOTE 6 – Goodwill and Other Intangible Assets (cont’d.)

          On May 3, 2004, the Corporation completed its merger with ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (“collectively “ANB”).  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense on the core deposit intangibles was $164,000, $328,000 and $164,000 for the six months ended June 30, 2006, the year ended December 31, 2005 and the six months ended June 30, 2005, respectively.

          On March 21, 2005, the Corporation completed the acquisition of DFS.  Goodwill of $1.0 million was recorded in connection with the acquisition.

          As of June 30, 2006, the Corporation had other intangible assets with a net book value of $35,000.  Amortization expense of $6,000 and $6,000 has been recorded on the other intangible assets for the year ended December 31, 2005 and for the six months ended June 30, 2006, respectively.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	June 30,		December 31, 2005

	2006	2005

Other Real Estate	$-0-	$-0-	$-0-

          There were no direct write-downs of other real estate charged to income for the six months ended June 30, 2006 or June 30, 2005.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2005.

NOTE 8 – Deposits

          The book values of deposits by major type follow (in thousands):

	June 30,		December 31, 2005

	2006	2005

Noninterest-Bearing Demand Deposits	$262,264	$241,643	$263,027
Interest-Bearing Deposits:
Interest-Bearing Transaction Accounts and Money Market Accounts	253,637	228,041	268,116
Savings	164,719	157,913	156,462
Certificates of Deposits under $100,000 and IRA’s	94,231	80,357	88,273
Certificates of Deposits of $100,000 or more	123,399	96,385	99,848
Other	7,050	150	3,050

Total	643,036	562,846	615,749

Total Deposits	$905,300	$804,489	$878,776

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings is summarized as follows (in thousands):

	Three Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Securities Sold Under Repurchase Agreements:
Average Balance	$101,480	$43,330	$50,825
Period-End Balance	118,476	38,581	61,559
Maximum Month-End Balance During Period	118,476	49,885	67,494
Interest Rate:
Average	4.42%	2.10%	2.72%
Period-End	4.55	2.43	3.65
Federal Home Loan Bank Advances:
Average Balance	$41,154	$64,669	$61,808
Period-End Balance	35,000	70,000	55,000
Maximum Month-End Balance During Period	40,000	70,000	70,000
Interest Rate:
Average	4.01%	2.80%	3.10%
Period-End	4.16	3.37	3.44
Federal Funds Purchased:
Average Balance	$504	$559	$534
Period-End Balance	-0-	-0-	5,300
Maximum Month-End Balance During Period	-0-	-0-	5,300
Interest Rate:
Average	5.57%	2.78%	3.54%
Period-End	-0-	-0-	4.33

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on certain real estate loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At June 30, 2006, the Corporation had $35.0 million of borrowings outstanding under the line of credit at an average rate of 4.16%, $20.0 million of which matures in 2006 and the remaining $15.0 million of which matures in 2007.  For the six months ended June 30, 2006, the Corporation had average borrowings under the line of credit of $41.2 million.  For the six months ended June 30, 2005, the Corporation had average borrowings of $64.7 million outstanding under the line of credit at an average rate of 2.80%.  At December 31, 2005, $55.0 million of borrowings were outstanding at an average rate of 3.44%.  For the year ended December 31, 2005, the Corporation had average borrowings of $61.8 million.

NOTE 10 – Note Payable

          On September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  As of June 30, 2006, there were no borrowings under this line.

NOTE 11 - Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at June 30, 2006 and December 31, 2005 was 7.72% and 6.80%, respectively.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

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

          For the six months ended June 30, 2006, stock-based compensation expense was $102,000.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123R to stock based compensation for the six months ended June 30, 2005 (in thousands, except for per share data):

		Six Months Ended June 30, 2005

Net Income, as Reported		$6,204
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(139)

Pro Forma Net Income		$6,065

Earnings Per Share:
Basic - as Reported		$0.50
Basic - Pro Forma		0.49
Diluted - as Reported		0.49
Diluted - Pro Forma		0.48

NOTE 13 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Business Development	$576	$559	$1,097
Legal and Professional Fees	618	693	1,282
Data and Item Processing	362	310	822
Printing and Supplies	253	218	476
Regulatory Fees and Assessments	175	163	325
Other	1,582	1,564	2,881

Total	$3,566	$3,507	$6,883

NOTE 14 - Income Taxes

          Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	June 30,		December 31, 2005

	2006	2005

Current Tax Liability	$1,459	$38	$(56)
Net Deferred Tax Asset	5,620	4,078	5,020

Total Included in Other Assets	$7,079	$4,116	$4,964

          The net deferred tax asset at June 30, 2006 of $5,620,000 included $2,604,000, a deferred tax asset related to unrealized losses on Available-for-Sale Securities.

The components of income tax expense were as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Federal Income Tax Expense:
Current	$3,045	$3,579	$7,791
Deferred (Benefit)	278	(173)	(533)

Total Federal Income Tax Expense	$3,323	$3,406	$7,258

Effective Tax Rates	35.8%	35.4%	35.0%

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Federal Income Taxes at Statutory Rate of 35.0%	$3,245	$3,364	$7,152
Effect of Tax Exempt Interest Income	(76)	(49)	(108)
Non-deductible Expenses	151	113	228
Other	3	(22)	(14)

Income Taxes Per Income Statement	$3,323	$3,406	$7,258

NOTE 14 - Income Taxes (cont’d.)

          Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	June 30,		December 31, 2005

	2006	2005

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,469	$3,827	$3,923
Interest on Non-accrual Loans	204	119	135
Unrealized Losses on Available-for-Sale Securities	2,604	-0-	1,725
Deferred Compensation	811	903	747
Net Operating Loss Carryover	82	717	105
Other	4	129	48

Gross Federal Deferred Tax Assets	7,174	5,695	6,683

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,264	1,450	1,385
Accretion	156	61	113
Other	134	106	165

Gross Federal Deferred Tax Liabilities	1,554	1,617	1,663

Net Deferred Tax Asset	$5,620	$4,078	$5,020

NOTE 15 - Related Party Transactions

          The Bank has made loan transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and all such loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $8,108,000 at June 30, 2006 and $9,356,000 at December 31, 2005.

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

          At June 30, 2006, outstanding documentary and standby letters of credit totaled $7,311,000 and commitments to extend credit totaled $230,352,000.

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $696,000 and $606,000 for the six months ended June 30, 2006 and 2005, respectively, and $1,305,000 for the year ended December 31, 2005.

NOTE 17 - Stock Option Plans

          On April 18, 2006, the shareholders of the Corporation approved the 2006 Long-Term Incentive Plan of the Corporation (the “2006 Plan”).  The 2006 Plan replaced the 1997 Stock Option Plan and is intended to enable the Corporation to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees.  The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be paid in cash or stock.  The 2006 Plan is expected to provide flexibility to the Corporation’s compensation methods in order to adapt the compensation of key employees to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws.  Subject to certain adjustments, the number of the Corporation’s shares of common stock that may be issued pursuant to awards under the 2006 Plan is 1,250,000 shares, less the total number of shares of common stock issued pursuant to the 2006 Plan or issuable upon the exercise of awards granted under the 1997 Stock Option Plan. No more options may be granted under the 1993 Stock Option Plan or the 1997 Stock Option Plan of the Corporation, each of which has terminated.  Each award granted under the 1997 Stock Option Plan is now subject to the 2006 Plan.  The stock options granted under the 2006 Plan will generally be exercisable for ten years from the date of grant and generally vest ratably over a five year period.  Options have been granted at prices which will not be less than 100-110% of the fair market value of the underlying common stock at the date of grant.

          The following is a summary of transactions during the periods presented:

	Shares Under Option Plans

	Six Months Ended June 30, 2006	Year Ended December 31, 2005

Outstanding, Beginning of Period	616,354	679,578
Additional Options Granted During the Period	11,500	55,200
Forfeited During the Period	(11,300)	(2,400)
Exercised During the Period	(170,554)	(116,024)

Outstanding, End of Period	446,000	616,354

          Options outstanding at June 30, 2006 have exercise prices between $5.19 to $18.75 per share with a weighted average exercise price of $10.91 and $378,880 shares exercisable.  At June 30, 2006, there remained 798,545 shares reserved for future grants of options under the 2006 Plan.  See Note 12 “Stock –Based Compensation” for information regarding the dilutive impact of these stock options.

NOTE 18 - Employee Benefit Plans

401(k) Plan

          The Corporation implemented a 401(k) plan in December 1997 covering substantially all employees.  The Corporation made no contribution to this plan in 1998 or 1999.  Beginning in 2000, the Corporation made matching contributions, not to exceed 6% of the employee’s annual compensation, to the participants’ deferrals of compensation up to 100% of the employee contributions.

          The amount expensed in support of the plan was $336,000 and $294,000 during the first six months of 2006 and 2005, respectively, and $592,000 for the year 2005.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan and the expense charged to earnings relating to the Retirement Plan was $267,000 and $227,000 for the first six months of 2006 and 2005, respectively, and $458,000 for the year 2005.

Employment Contracts

          The Chief Executive Officer of the Corporation has entered into a severance agreement with the Corporation providing for salary and fringe benefits in the event of termination for other than cause and under certain changes in control.

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

NOTE 19 - Earnings per Share

          The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Net income	$5,949	$6,204	$13,176

Weighted average number of common shares used in Basic EPS	12,503,203	12,397,580	12,414,366
Effect of dilutive stock options	254,911	328,431	295,957

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,758,114	12,726,011	12,710,323

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	June 30,

	2006	2005

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$230,352	$195,308
Letters of Credit	7,311	6,411

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

NOTE 23 - Stock Repurchase Plan

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations. In the quarter ended June 30, 2006, 29,200 shares were purchased by the Corporation pursuant to the 2006 Stock Purchase Plan in privately negotiated transactions.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.

NOTE 24 - Subsequent Events

          On July 2, 2006, the Corporation and Cullen/Frost Bankers, Inc., a Texas corporation (“Cullen/Frost”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Corporation will merge with and into Cullen/Frost. Under the terms of the Agreement, the Corporation’s shareholders will have the right, subject to pro-ration, to elect to receive cash, shares of Cullen/Frost common stock or a combination thereof having a value equal to $11.50 plus 0.2933 Cullen/Frost shares. The total consideration consists of approximately $143.4 million in cash and approximately 3.84 million shares of Cullen/Frost common stock (assuming the treasury stock method of accounting for options before giving effect to any exercises of outstanding options). The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Corporation. The merger is currently expected to be completed in the fourth quarter of 2006, although delays could occur.

          The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006 and  which is incorporated herein by reference.

          On July 18, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on August 15, 2006 to shareholders of record on August 7, 2006.

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

NOTE 25 - Fair Values of Financial Instruments (cont’d.)

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

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	June 30,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$37,086	$37,086	$29,205	$29,205
Federal funds sold and interest bearing deposits	7,175	7,175	9,750	9,750
Investment securities	235,246	235,246	214,750	214,750
Loans	841,961	828,596	721,161	710,260
Allowance for loan losses	(9,958)	(9,958)	(10,798)	(10,798)
Financial Liabilities:
Deposits	905,300	906,425	804,489	804,800
Short term borrowings	153,476	153,476	109,831	109,831
Off-balance Sheet Financial Instruments:
Loan commitments		230,352		195,308
Letters of credit		7,311		6,411

NOTE 26 - Comprehensive Income

          The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Six Months Ended June 30,		Year Ended December 31, 2005

	2006	2005

Net Income	$5,949	$6,204	$13,176
Other Comprehensive Income:
Change in unrealized loss on securities available-for-sale, net of tax benefit	(1,706)	(1,279)	(2,875)

Comprehensive Income	$4,243	$4,925	$10,301

NOTE 27 – Dividends from Subsidiaries

          The primary source of funds for the Corporation is cash dividends received from the Bank.  The amount of dividends that the Bank may pay in any one year, without the approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the retained net profits for the current year. Under this formula, as defined, as of June 30, 2006, the Bank can legally initiate dividend payments of $16,139,000 for the remainder of 2006.  The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

          Internal dividend policies limit dividends paid by the Bank if its equity capital falls below certain minimum levels as determined by the Bank’s Board of Directors.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements and government regulation applicable to our operations, the discussion of allowance for loan losses, and quantitative and qualitative disclosure about market risk.  Our actual results could differ materially from the forward-looking statements and management expectations.  Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, is set forth below under the heading “Risk Factors.”  These risk factors and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  Except as the context otherwise requires, references herein to “the Corporation,” “we,” “us,” or “our” refer to Summit Bancshares, Inc. and its consolidated subsidiaries.

Overview

          Our business has been conducted primarily through our wholly-owned subsidiaries, Summit Bank, National Association (the “Bank”) and Summit Delaware Financial Corporation.  The Bank currently operates its branch offices in twelve locations in Tarrant County, Texas.

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

          Net income for the second quarter of 2006 was $3,523,000, which represented an increase of $332,000, or 10.4%, compared to $3,191,000 for the second quarter of 2005.  On a weighted average share basis, net income for the second quarter of 2006 was $0.28 per diluted share as compared to $0.25 per diluted share for the second quarter of 2005, an increase of 12.0%.  The increase in net income for the second quarter of 2006 reflected an increase in net interest income (tax equivalent) of $1,981,000, or 18.4%, over the second quarter of 2005.  Net income for the first six months of 2006 was $5,949,000, which represented a decrease of $255,000, or 4.1%, compared to net income of $6,204,000 for the first half of 2005.  On a weighted average share basis, net income for the first six months of 2006 was $0.47 per diluted share, which represented a decrease of 4.1% from $0.49 per diluted share for the first half of 2005.  The decrease in earnings for the first half of 2006 compared to the first half of 2005 was primarily due to an increase of $2,650,000 in the provision for loan losses.  The increase in the provision for loan losses reflected a higher level of charge offs and an increase in loan volume.

          Total loans were $842.0 million at June 30, 2006, which represented an increase of $120.8 million, or 16.8%, from the amount reported as of June 30, 2005 and an increase of $67.1 million, or 8.7% over total loans at December 31, 2005.  Total deposits at June 30, 2006 of $905.3 million increased $100.8 million, or 12.5%, from $804.5 million at June 30, 2005 and increased $26.5 million, or 3.0%, from $878.8 million at December 31, 2005.  Compared to the second quarter of 2005, we experienced growth in every category of deposits during the second quarter of 2006.  Shareholders’ equity was $84.3 million at June 30, 2006, an increase of $6.7 million, or 8.6%, compared to shareholders’ equity of $77.6 million at June 30, 2006.  See the Statement of Changes in Shareholders’ Equity for a detail of the changes.

          The following table shows selected performance ratios for the first six months of 2006 and 2005 that management believes to be key indicators of our performance:

	Six Months Ended

	June 30, 2006	June 30, 2005

Annualized Return on Average Assets (ROAA)	1.06%	1.25%
Annualized Return on Average Shareholders’ Equity (ROAE)	14.39	16.44
Shareholders’ Equity to Assets - Average	7.39	7.61
Dividend Payout Ratio	33.64	27.95
Net Interest Margin (tax equivalent)	4.72	4.52
Efficiency Ratio	56.77	59.37
Net Income Per Share - Diluted	$0.47	$0.49

          The return on average assets ratio is calculated by dividing annualized net income by average total assets for the period.  Our return on average assets ratio was 1.06% for the first six months of 2006 compared with the average return on average assets ratio of 1.34% for the first six months of 2006 for other financial institutions in our peer group.  Our peer group is comprised of six (6) other publicly traded bank holding companies headquartered in Texas with assets ranging from $11.5 billion to $2.7 billion and was selected by our management.  Our return on average assets for the first six months of 2006 was negatively affected by the level of the provision for loan losses.

          The return on average shareholders’ equity ratio is calculated by dividing annualized net income by average shareholders’ equity for the period.  Our return on average shareholders’ equity ratio was 14.39% in the first six months of 2006 compared with the average return on average shareholders’ equity ratio of 13.75% for the same period for the other financial institutions in our peer group.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Our shareholders’ equity to assets ratio was 7.39% in the first six months of 2006 compared with the average shareholders’ equity to asset ratio of 9.72% for the first six months of 2006 of the other financial institutions in our peer group.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  For the first six months of 2006, our dividend payout ratio resulted in a yield-to-market price return that compared favorably to our peer group.

          Net interest margin is calculated by dividing annualized net interest income on a tax equivalent basis by average total earning assets.  Management believes our net interest margin of 4.72% in the first six months of 2006 compares favorably to the net interest margin ratio of other financial institutions in our peer group, which averaged 4.21% in the first six months of 2006.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and tax equivalent interest income for the period.  The efficiency ratio provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.  Management believes our efficiency ratio of 56.77% in the first six months of 2006 compares favorably to the average efficiency ratio of other financial institutions in our peer group, which was 56.66% in the first six months of 2006.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the second quarters of 2006 and 2005 (rates on tax equivalent basis):

	Three Months Ended June 30,

	2006			2005

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$1,304	$16	4.92%	$4,891	$36	2.95%
Investment Securities (Taxable)	228,017	2,297	4.03%	208,367	1,914	3.67%
Investment Securities (Tax-exempt)	14,451	196	5.43%	8,458	110	5.20%
Loans, Net of Unearned Discount(1)	830,097	16,471	7.96%	723,535	12,356	6.85%

Total Earning Assets	1,073,869	18,980	7.09%	945,251	14,416	6.12%

Non-interest Earning Assets:
Cash and Due From Banks	30,375			30,139
Other Assets	48,362			42,973
Allowance for Loan Losses	(13,382)			(10,683)

Total Assets	$1,139,224			$1,007,680

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$263,205	1,379	2.10%	$231,313	797	1.38%
Savings	154,334	1,014	2.64%	162,065	704	1.74%
Certificates of Deposit under $100,000 and IRA’s	93,092	859	3.70%	78,105	522	2.68%
Certificates of Deposit $100,000 or more	118,421	1,135	3.84%	87,272	628	2.89%
Other Time	7,050	81	4.61%	150	1	2.67%
Other Borrowings	155,510	1,771	4.57%	128,684	1,004	3.13%

Total Interest-Bearing Liabilities	791,612	6,239	3.16%	687,589	3,656	2.13%

Non-interest Bearing Liabilities:
Demand Deposits	258,103			239,127
Other Liabilities	5,388			4,389
Shareholders’ Equity	84,121			76,575

Total Liabilities and Shareholders’ Equity	$1,139,224			$1,007,680

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$12,741	4.76%		$10,760	4.57%

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $475,000 and $446,000 at June 30, 2006 and 2005, respectively.  Related loan origination costs are not separately allocated to loans, but are charged to non-interest expense.  For the purpose of calculating loan yields, average loan balances include non-accrual loans with no related interest income.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2006 and 34% for 2005.

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first six months of 2006 and 2005 (rates on tax equivalent basis):

	Six Months Ended June 30,

	2006			2005

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$1,381	$32	4.67%	$5,042	$67	2.68%
Investment Securities (Taxable)	234,585	4,695	4.00%	210,249	3,840	3.65%
Investment Securities (Tax-exempt)	13,218	356	5.39%	8,235	216	5.25%
Loans, Net of Unearned Discount(1)	811,917	31,519	7.83%	715,265	23,702	6.68%

Total Earning Assets	1,061,101	36,602	6.96%	938,791	27,825	5.98%

Non-interest Earning Assets:
Cash and Due From Banks	31,881			30,099
Other Assets	47,588			42,073
Allowance for Loan Losses	(12,566)			(10,506)

Total Assets	$1,128,004			$1,000,457

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$261,407	2,566	1.98%	$233,490	1,514	1.31%
Savings	151,430	1,834	2.44%	165,188	1,340	1.64%
Certificates of Deposit under $100,000 and IRA’s	91,450	1,606	3.54%	76,082	971	2.57%
Certificates of Deposit $100,000 or more	112,459	2,070	3.71%	84,466	1,157	2.76%
Other Time	5,691	130	4.61%	150	2	2.69%
Other Borrowings	162,419	3,549	4.41%	128,430	1,812	2.85%

Total Interest-Bearing Liabilities	784,856	11,755	3.02%	687,806	6,796	1.99%

Non-interest Bearing Liabilities:
Demand Deposits	254,588			232,361
Other Liabilities	5,191			4,199
Shareholders’ Equity	83,369			76,091

Total Liabilities and Shareholders’ Equity	$1,128,004			$1,000,457

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$24,847	4.72%		$21,029	4.52%

(1)     Loan interest income includes fees and loan volumes include loans on non-accrual.  The loan fees include loan origination fees which are considered adjustments to interest income.  These fees aggregated $964,000 and $836,000 at June 30, 2006 and 2005, respectively.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2006 and 34% for 2005.

Net Interest Income

          The net interest margin was 4.76% for the second quarter of 2006, which represented an increase of 19 basis points from the second quarter of 2005.  This increase in net interest margin reflected a 97 basis point increase in yield on earning assets from the second quarter of 2005 to the second quarter of 2006, which was partially offset by a 103 basis point increase in rates paid on interest-bearing liabilities from the second quarter of 2005 to the second quarter of 2006.  The increase in the net interest margin also reflected the impact of our non-interest bearing funding sources, primarily demand deposits and shareholders’ equity.  Average demand deposits were $258.1 million in the second quarter of 2006, an increase of $19.0 million, or 7.9%, over the second quarter of 2005.

          Net interest income (tax equivalent) for the second quarter of 2006 was $12,741,000, which represented an increase of $1,981,000, or 18.4%, compared to the second quarter of 2005.  In the second quarter of 2006, tax equivalent interest income increased $4,564,000, or 31.7%, while interest expense increased $2,583,000, or 70.7%, compared to the second quarter of 2005.  The  increase in net interest income resulted from a 13.6% growth in average earning assets for the second quarter of 2006 compared to the second quarter of 2005, along with a 200 basis point increase in market interest rates (as measured by the prime rate as published in the Wall Street Journal) from June 2005 through June 2006.

          The net interest margin was 4.72% for the six months ended June 30, 2006 which represented a 20 basis point increase over the net interest margin of 4.52% for the six months ended June 30, 2005.  The increase in net interest margin reflected a 98 basis point increase in yield on earning assets from the first six months of 2005 to the first half of 2006, which was partially offset by a 103 basis point increase in rates paid on interest-bearing liabilities from the first six months of 2005 to the first half of 2006.  The increase in net interest margin also reflected an increase in the volume of loans, up $96.7 million, or 13.5%, over the first six months of 2005 and increases in non-interest bearing funding sources, such as demand deposits and shareholders’ equity.   Average demand deposits were $254.6 million in the first half of 2006, an increase of $22.2 million, or 9.6%, over the first half of 2005.

          Net interest income (tax equivalent) for the first six months of 2006 was $24,847,000, which represented an increase of $3,818,000, or 18.2%, compared to the first six months of 2005.  In the first half of 2006, tax equivalent interest income increased $8,777,000, or 31.5%, while interest expense increased $4,959,000, or 73.0% compared to the first half of 2005.  The increase in net interest income reflected a 13.0% increase in average earning assets for the first six months of 2006 compared to the first six months of 2005 and the higher interest rate environment.

          In the event that our average loans continue to increase and we are unable to fund such growth solely through the generation of additional deposits, we may be required to obtain additional funding from secondary sources, such as the Federal Home Loan Bank, Federal Funds purchased, or brokered deposits, which could have a negative impact on our net interest margin.  Therefore, we may experience a slower growth in our net interest margin during the remainder of 2006 as a result of any such borrowings, but should benefit as our investment portfolio and maturing fixed rate loans reprice at higher rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, assuming that interest rates on deposits and borrowings do not increase significantly faster than interest rates on earning assets.

          The table below analyzes the increase in net interest income on a fully tax equivalent basis for the three month periods ended June 30, 2006 and 2005.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in Thousands)

	2nd Qtr. 2006 vs. 2nd Qtr. 2005 Increase (Decrease) Due to Changes in:			2nd Qtr. 2005 vs. 2nd Qtr. 2004 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$(26)	$6	$(20)	$(63)	$24	$(39)
Investment Securities	239	230	469	193	(35)	158
Loans, Net of Unearned Discount	1,820	2,295	4,115	1,181	1,784	2,965

Total Interest Income	2,033	2,531	4,564	1,311	1,773	3,084

Interest-Bearing Liabilities:
Deposits	448	1,368	1,816	180	635	815
Other Borrowings	127	640	767	27	540	567

Total Interest Expense	575	2,008	2,583	207	1,175	1,382

Net Interest Income	$1,458	$523	$1,981	$1,104	$598	$1,702

Non-Interest Income

          The major component of non-interest income is various charges and fees that we earn on deposit accounts and related services.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005	% Change	2006	2005	% Change

Service Charges on Deposit Accounts	$1,001	$990	1.1%	$1,922	$1,972	(2.5)%
Non-recurring Income	-0-	-0-	-0-	-0-	134	(100.0)
Gain on Sale of Student Loans	165	183	(9.8)	204	239	(14.6)
Other Non-interest Income	1,030	862	19.5	1,943	1,570	23.8

Total Non-interest Income	$2,196	$2,035	7.9%	$4,069	$3,915	3.9%

          Non-interest income was $2.2 million for the second quarter of 2006, an increase of $161,000, or 7.9%, over the second quarter of 2005.  Non-interest income was $4.1 million for the six months ended June 30, 2006, an increase of $154,000, or 3.9%, over the second half of 2005.

          Service charges on deposit accounts were relatively flat for the quarter and six month periods ended June 30, 2006 compared to same periods in the prior year.  Reductions in the fees earned on commercial accounts that are on account analysis were somewhat offset by increases in insufficient funds charges. The decrease in account analysis income reflects the impact of the higher interest rate environment on earnings credits for commercial deposit account balances.

          The non-recurring income for the first six months of 2005 resulted from an extraordinary payment from PULSE EFT as a participant in that ATM network.

          The increase in other non-interest income in the second quarter and first half of 2006, as compared to the same periods last year, is largely due to increases in investment services fees, mortgage loan origination fees, debit card income and insurance commissions.

Non-interest Expense

          Non-interest expense includes all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005	% Change	2006	2005	% Change

Salaries & Employee Benefits	$4,943	$4,448	11.1%	$9,836	$8,717	12.8%
Occupancy Expense - Net	799	660	21.1	1,609	1,264	27.3
Furniture and Equipment Expense	619	571	8.4	1,239	1,169	6.0
Other Real Estate and Foreclosed
Asset Expense - Net	-0-	(14)	(100.0)	-0-	(11)	(100.0)
Intangible Asset Amortization	85	82	3.7	170	164	3.7
Other Expenses:
Business Development	296	311	(4.8)	576	559	3.0
Insurance - Other	73	53	37.7	149	95	56.8
Legal & Professional Fees	329	311	5.8	618	693	(10.8)
Data & Item Processing	190	161	18.0	362	310	16.8
Franchise Taxes	19	31	(38.7)	37	44	(15.9)
Postage & Courier	143	111	28.8	262	234	12.0
Printing & Supplies	129	111	16.2	253	218	16.1
Regulatory Fees & Assessments	88	76	15.8	175	163	7.4
Other Operating Expenses	571	646	(11.6)	1,134	1,191	(4.8)

Total Other Expenses	1,838	1,811	1.5	3,566	3,507	1.7

Total Non-interest Expense	$8,284	$7,558	9.6%	$16,420	$14,810	10.9%

          Total non-interest expense increased 9.6% in the second quarter of 2006 over the second quarter of 2005.  As a percent of average assets, non-interest expense was 2.92% in the second quarter of 2006 (annualized) compared with 3.01% in the same period last year.  Total non-interest expense for the first six months of 2006 was 10.9% higher than the first half of last year.  As a percent of average assets, non-interest expense was 2.94% of average assets (annualized) for the six months ended June 30, 2006, compared with 2.99% in the first half of 2005.

          The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 55.46% for the second quarter of 2006 compared to 59.07% for the second quarter of 2005.

          The increases in salaries and benefits during the second quarter of 2006 and the first six months of 2006 compared to the same periods in 2005 were due to salary merit increases, increases in the cost of employee benefit programs, expenses associated with Summit Financial Partners and the recognition of expense related to employee stock options.  Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using a modified version of prospective application.  Under this method, compensation expense will be recorded for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding as of the beginning of the period of adoption.  For the three month and six month periods ended June 30, 2006, stock-based compensation expense was $58,000 and $102,000, respectively.  For periods prior to January 1, 2006, stock based compensation has been included in pro forma disclosures in the financial statement footnotes.

          The higher levels of occupancy expense for the second quarter and first half of 2006 compared to the same periods of 2005 year were due to several factors, including increases in rent expense, utilities and ad valorem taxes.  Also contributing to the increase in occupancy expense was the loss of tenant rents at a bank-owned facility beginning in September 2005.

          The increases in insurance expense during the second quarter and first half of 2006 were largely attributable to higher costs of blanket bond and directors and officers liability policies.

          The increases in data and item processing expense during the second quarter and first half of 2006 were largely attributable to higher costs related to the Corporation’s internet banking product.

Allowance for Loan Losses and Non-Performing Assets

          The allowance for loan losses was $9,958,000, or 1.18% of total loans, as of June 30, 2006 compared to $10,798,000, or 1.50% of total loans, as of June 30, 2005.   The provision for loan losses was $3,100,000 for the first six of 2006 compared with $450,000 for the same period last year.  For the six months ended June 30, 2006 and 2005, net charge-offs (recoveries) were  0.05% and (0.02)% of average loans, respectively, not annualized.

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Balance, Beginning of Period	$13,092	$10,519	$11,208	$10,187
Provisions, Charged to Income	1,100	225	3,100	450
Loans Charged-Off	(4,311)	(147)	(4,568)	(231)
Recoveries of Loans Previously Charged-Off	77	201	218	392

Net Loans (Charged-Off) Recovered	(4,234)	54	(4,350)	161

Balance, End of Period	$9,958	$10,798	$9,958	$10,798

          The increase in the provision for loan losses for the quarter and six month period ended June 30, 2006 reflected an increase in charge offs, a higher level of non-accrual loans and the increase in loan volume.  Net loan charge offs were $4.2 million for the second quarter of 2006 compared with net recoveries of $54,000 for the same period last year.  Non-accrual loans were $6.1 million at June 30, 2006, an increase of $2.7 million, or 79.7%, from June 30, 2005, and an increase of $3.1 million, or 101.9%, from December 31, 2005.

          We reported in a filing on Form 8-K in February 2006 that our largest classified borrower had experienced further deterioration in its financial condition and had requested a standstill agreement until June 30, 2006.  All loans to this borrower were placed on non-accrual status in February 2006 with an agreement, subject to an infusion of a specified amount of capital and certain other conditions, to defer all payments of principal and interest from this borrower until June 30, 2006.  Also in February 2006, an outside investor contributed to the borrower the specified amount of additional capital in the form of debt subordinated to the Corporation’s loans.

Subsequent to placing the loans to this borrower on non-accrual, the outstanding principal balance was reduced to $6.9 million prior to any charge offs as of June 30, 2006.  Based on our evaluation of collateral value, the borrower’s financial prospects and other considerations, we recorded a charge off of $4.3 million on these credits as of June 30, 2006. Our exposure on these credits was thereby reduced to approximately $2.6 million.  Several options to repay this debt are being explored by the borrower and the Corporation.  In March 2006, we placed loans to a second borrower on non-accrual based on deterioration in that borrower’s financial condition.  The loans to the second borrower had a combined balance of approximately $2.1 million as of June 30, 2006.  The borrower is in the process of selling assets to reduce the debt.   The Corporation’s management intends to continue to monitor these credits very closely.

          As of June 30, 2006, the allowance for loan losses as a percentage of non-accrual loans was 164.4% compared with 373.6% as of December 31, 2005.  Total non-performing assets as a percentage of loans and foreclosed assets was 0.72% at June 30, 2006 compared with 0.39% as of December 31, 2005.

          The following table summarizes the non-performing assets as of the end of the last five quarters (dollars in thousands):

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

Non-Accrual Loans	$6,058	$11,164	$3,000	$4,989	$3,372
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	-0-	387	-0-	-0-	-0-

Total Non-Performing Assets	$6,058	$11,551	$3,000	$4,989	$3,372

As a Percent of:
Total Assets	0.52%	1.03%	0.27%	0.46%	0.33%
Total Loans and Other Real Estate/ Foreclosed Assets	0.72%	1.43%	0.39%	0.66%	0.47%
Loans Past Due 90 days or More and Still Accruing	$-0-	$-0-	$-0-	$2,178	$36

          As of June 30, 2006, non-accrual loans were comprised of $5,704,000 in commercial loans, $310,000 in real estate mortgage loans and $44,000 in consumer loans.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

Non-Performing Loans	$6,058	$11,164	$3,000	$4,989	$3,372
Criticized Loans	31,620	30,732	35,161	39,450	35,580
Allowance for Loan Losses	9,958	13,092	11,208	11,131	10,798
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	164%	117%	374%	223%	320%
Criticized Loans	31%	43%	32%	28%	30%

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

          Total criticized loans were $31.6 million at June 30, 2006, a decrease of $3.5 million and $4.0 million from the levels of December 31, 2005 and June 30, 2005, respectively.   The loan charge-off previously discussed materially contributed to the decrease in criticized loans.

Criticized loans as a percentage of total loans were 3.8%, 4.5% and 4.9% as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at June 30, 2006 and may not be reflective of positions in subsequent periods (dollars in thousands):

	Matures or Reprices within:			Total Rate Sensitive One Year or Less	Repriced After 1 Year or Non-interest Sensitive	Total

	30 Days or Less	31-180 Days	181 to One Year

Earning Assets:
Loans	$376,279	$73,891	$55,341	$505,511	$336,450	$841,961
Investment Securities	13,671	30,076	31,275	75,022	160,224	235,246
Federal Funds Sold and Interest Bearing Deposits	7,175	-0-	-0-	7,175	-0-	7,175

Total Earning Assets	397,125	103,967	86,616	587,708	496,674	1,084,382

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	418,356	-0-	-0-	418,356	-0-	418,356
Certificates of Deposit under $100,000 and IRA’s	3,162	34,366	29,528	67,056	27,175	94,231
Certificates of Deposit $100,000 or More	7,092	55,110	33,299	95,501	34,948	130,449
Borrowings	140,848	10,000	10,000	160,848	5,000	165,848

Total Interest Bearing Liabilities	569,458	99,476	72,827	741,761	67,123	808,884

Interest Sensitivity Gap	$(172,333)	$4,491	$13,789	$(154,053)	$429,551	$275,498

Cumulative Gap	$(172,333)	$(167,842)	$(154,053)

Periodic Gap to Total Assets	(14.85)%	0.39%	1.19%
Cumulative Gap to Total Assets	(14.85)%	(14.46)%	(13.27)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (13.27%) was reversed to a positive 16.99%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At June 30, 2006, shareholders’ equity totaled $84.3 million, an increase of $2.9 million, or 3.6%, compared to December 31, 2005, and an increase of $6.7 million, or 8.6%, compared to June 30, 2005.  This increase reflects the increase in retained earnings which was partially offset by the payment of dividends, the increase in the unrealized loss on available-for-sale investment securities and the impact of the purchase of treasury stock.  The unrealized loss, net of tax benefit, on available-for-sale investment securities increased $1.7 million in the six months ended June 30, 2006.

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.  In the quarter ended June 30, 2006, 29,200 shares were purchased by the Corporation pursuant to the 2006 Stock Purchase Plan in privately negotiated transactions.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.

          We and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of June 30, 2006 and 2005 (dollars in thousands):

	June 30, 2006		June 30, 2005

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$1,160,731	$1,160,310	$1,008,475	$1,008,057
Risk Weighted Assets	867,669	867,627	773,286	773,248
Equity Capital (Tier 1)	90,123	89,331	79,991	80,672
Qualifying Allowance for Loan Losses	9,958	9,958	9,680	9,680

Total Capital	$100,081	$99,289	$89,671	$90,352

Leverage Ratio	7.99%	7.92%	7.93%	8.10%
Risk Capital Ratio:
Tier I Capital	10.39%	10.30%	10.34%	10.43%
Total Capital	11.53	11.44	11.60	11.68

          As of June 30, 2006, the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 90 days represented $14.0 million, or 1.20%, of total assets as of June 30, 2006.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 85.5% of our total deposits at June 30, 2006 were “core” deposits.   Core deposits are defined as total deposits less public funds, brokered deposits and certificates of deposit greater than $100,000.   Core deposits are generally more stable (i.e., less likely to be withdrawn) than other deposits.  Additionally interest-bearing core deposits may have lower interest rates than other interest-bearing deposits.  Our loan to deposit ratio averaged 92.6% for the six month period ended June 30, 2006.

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

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at June 30, 2006 was 7.72%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

          On September 15, 2005, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank and matures on September 15, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of this line.  At June 30, 2006, there were no amounts outstanding under the line.   The purpose of the line is to provide an additional liquidity source.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

          Except as set forth herein, during the six months ended June 30, 2006, there have been no material changes outside the ordinary course of the Corporation’s business in the contractual obligations specified in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

          At June 30, 2006, outstanding documentary and standby letters of credit totaled $7,311,000 and commitments to extend credit totaled $230,352,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,637,000 and $227,031,000 at December 31, 2005.  The increase in commitments to extend credit reflects the continued demand for credit facilities in our market.

Related Party Transactions

          The Bank has made loan transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and all such loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $8,108,000 at June 30, 2006 and $9,356,000 at December 31, 2005.

Subsequent Events

          On July 2, 2006, the Corporation and Cullen/Frost Bankers, Inc., a Texas corporation (“Cullen/Frost”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Corporation will merge with and into Cullen/Frost. Under the terms of the Agreement, the Corporation’s shareholders will have the right, subject to pro-ration, to elect to receive cash, shares of Cullen/Frost common stock or a combination thereof having a value equal to $11.50 plus 0.2933 Cullen/Frost shares. The total consideration consists of approximately $143.4 million in cash and approximately 3.84 million shares of Cullen/Frost common stock (assuming the treasury stock method of accounting for options before giving effect to any exercises of outstanding options). The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Corporation. The merger is currently expected to be completed in the fourth quarter of 2006, although delays could occur.

          The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006 and  which is incorporated herein by reference.

          On July 18, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on August 15, 2006 to shareholders of record on August 7, 2006.

Critical Accounting Policies

          Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  We have identified our policy with respect to allowance for loan losses as critical because it requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.   We, in consultation with our Audit Committee of the Board of Directors, have reviewed and approved this critical accounting policy, which is further described under the caption “Loan and Allowance for Loan Losses” in Note 1 (“Summary of Significant Accounting Policies”) to the Financial Statements.

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

          The Corporation adopted FAS No. 123R, “Share-Based Payments,” effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Corporation accounted for stock-based compensation under the recognition and measurement principles of Accounting  Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation recognized $102,000 in total stock-based compensation expense during the first half of 2006.

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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

          There were no material changes in market risks faced by the Corporation from December 31, 2005 to June 30, 2006.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

Item 4 – Controls and Procedures

          The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the Corporation’s fiscal quarter ended June 30, 2006.  Based on that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the Corporation’s fiscal quarter ended June 30, 2006.

          There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Corporation’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Risks Associated with our Pending Merger with Cullen/Frost Bancshares, Inc. (‘Cullen/Frost”)

Failure to complete the pending merger with Cullen/Frost could materially and adversely affect our stock price and our results of operations.

          On July 2, 2006, we entered into an Agreement and Plan of Merger with Cullen/Frost whereby we would merge with and into Cullen/Frost. Completion of the merger is subject to certain conditions, including approval by our holders of common stock, regulatory approvals, and various other closing conditions. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed:

•	the market price of our common stock may decline to the extent that the current market price includes a market assumption that the merger will be completed;

•

we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs related to the merger, and may not receive any termination fee from Cullen/Frost;

•	the inability to retain employees in the interim period may be significant and we may find it difficult to continue as a stand-alone entity; and

•	we may experience a negative reaction to the termination of the merger from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity.

          The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and our stock price. In addition, if the merger agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to pay a price equal to or more attractive than the price Cullen/Frost has agreed to pay.

Fluctuations in market prices of Cullen/Frost common stock will affect the value that our shareholders receive for their shares of our common stock.

          Upon completion of the merger, shares of our common stock (other than any dissenting shares) will be converted into shares of Cullen/Frost common stock and cash. While the merger consideration has been generally structured to provide that our shareholders will receive, for each of their shares of common stock , 0.2933 shares of Cullen/Frost common stock and $11.50 in cash, in the event the average share price of Cullen/Frost common stock during the 15 consecutive trading days ending on and including the date of receipt of the last requisite regulatory approval falls below $45.95, Cullen/Frost has the discretion, but not the obligation, to increase either the exchange ratio with respect to the number of shares of Cullen/Frost common stock that our shareholders will receive, the per share cash consideration or a combination of both. Because the price of Cullen/Frost common stock will fluctuate prior to the merger, Cullen/Frost cannot assure our shareholders of the market value or number of the shares of Cullen/Frost common stock or of the amount of cash that they will receive in the merger.

          The price of Cullen/Frost common stock may vary from its price on the date the proxy statement/prospectus is sent to our shareholders, the date of our special meeting of shareholders and the date for determining the average trading price discussed elsewhere. Stock price fluctuations may result from a variety of factors, some of which are beyond the control of Cullen/Frost, including, among other things, changes in Cullen/Frost’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Because the date the merger is to be completed will be later than the date of the special meeting, the price of the Cullen/Frost common stock on the date of the special meeting may not be indicative of its price on the date the merger is to be completed.

If the price of Cullen/Frost common stock falls and the decrease exceeds certain pre-agreed levels, and if Cullen/Frost does not elect to alter the exchange ratio to provide more shares and/or alter the amount of the per share cash consideration to provide more cash, we have the right to terminate the merger agreement and the merger will not occur.

Cullen/Frost may have difficulty combining our operations with its own operations or realizing the anticipated benefits of the merger.

          Because the markets and industries in which we and Cullen/Frost operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, Cullen/Frost may not be able to integrate our operations without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of their respective ongoing businesses and possible inconsistencies in standards, controls and procedures. We expect the merger to result in certain benefits for the combined company, such as cost savings and other financial and operational benefits. We cannot assure you, however, when, if ever, or to the extent to which the combined company will be able to realize these benefits. Difficulties associated with integrating the two companies could have a material adverse effect on the combined company and the market price of the Cullen/Frost common stock.

          There have been no other material changes from the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.

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

          29,200 shares of the Corporation’s common stock, in the aggregate, were purchased by the Corporation pursuant to the 2006 Stock Purchase Plan in privately negotiated transactions in the quarter covered by this report.  The following table furnishes information for these purchases:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1, 2006 – April 30, 2006)	10,000	$18.35	10,000	613,675
Month # 2 (May 1, 2006 – May 31, 2006)	14,300	18.05	14,300	599,375
Month # 3 (June 1, 2006 – June 30, 2006)	4,900	21.05	4,900	594,475

Total:	29,200	$18.92	29,200	594,475

(1)	These shares were purchased pursuant to the 2006 Stock Purchase Plan.
(2)	The 2006 Stock Purchase Plan was announced on May 10, 2006.
(3)

The Board of Directors of the Corporation approved the Corporation to purchase up to 623,675 shares of the Corporation’s common stock over the twelve-month period beginning April 19, 2006 pursuant to the 2006 Stock Purchase Plan.

(4)	The expiration date of the 2006 Stock Purchase Plan is April 18, 2007.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking law regulations and policies as well as rules and regulations of the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

          At the Corporation’s 2006 Annual Meeting of Shareholders held on April 18, 2006, the shareholders of the Corporation voted on the following matters:

(1)	To elect the following directors, constituting the entire Board of Directors of the Corporation, to serve terms expiring at the Corporation’s 2007 Annual Meeting:

	For	Withheld	Abstained

Robert P. Evans	10,098,501	364,562	104,356
Elliot S. Garsek	8,435,757	2,027,306	104,356
Ronald J. Goldman	10,113,537	349,526	104,356
F.S. Gunn	9,965,306	497,757	104,356
Robert L. Herchert	9,986,768	476,295	104,356
Jay J. Lesok	10,121,901	341,162	104,356
William W. Meadows	8,435,757	2,027,306	104,356
James L. Murray	8,830,318	1,632,745	104,356
Philip E. Norwood	10,131,993	331,070	104,356
Byron B. Searcy	8,575,656	1,887,407	104,356
Roderick D. Stepp	10,121,901	341,162	104,356

(2)	To approve the 2006 Long-Term Incentive Plan of the Corporation.

Total Votes For	7,205,606

Total Votes Withheld	875,368

Total Abstentions	114,156

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

2.1

Agreement and Plan of Merger by and between the Corporation and Cullen/Frost Bankers, Inc dated July 2, 2006 (incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K dated July 2, 2006 filed on July 3, 2006)

3.1	Restated Articles of Incorporation of the Corporation (incorporated herein by Reference to Exhibit 3(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Amended and Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

3.3

Amendment to the Amended and Restated Bylaws of the Corporation adopted by resolution of the Board of Directors of the Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed February 22, 2005)

4.1

Rights Agreement, dated April 17, 1990, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 1 to the Corporation’s Current Report on Form 8-K dated April 18, 1990 filed on April 24, 1990)

4.2

Amendment No. 1 to the Rights Agreement, effective as of April 16, 2000, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

4.3

Junior Subordinated Debt Securities Indenture Agreement dated May 3, 2004 (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

4.4	Junior Subordinated Debt Securities Due 2034 (incorporated herein by reference to Exhibit 4(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

4.5

Loan Agreement dated September 15, 2005 between the Corporation and Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2005)

4.6

Amendment No. 1 to the Rights Agreement, effective as of July 2, 2006, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 2, 2006 filed on July 3, 2006)

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

SUMMIT BANCSHARES, INC.
Registrant

Date: August 3, 2006	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman, President and Chief Executive Officer

Date: August 3, 2006	By:	/s/ Bob G. Scott

Bob G. Scott, Executive Vice President and Chief Operating Officer (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Description

2.1

Agreement and Plan of Merger by and between the Corporation and Cullen/Frost Bankers, Inc dated July 2, 2006 (incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K dated July 2, 2006 filed on July 3, 2006)

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

4.5

Loan Agreement dated September 15, 2005 between the Corporation and Frost National Bank (incorporated herein by reference to Exhibit 10 to the Corporation’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2005)

4.6

Amendment No. 1 to the Rights Agreement, effective as of July 2, 2006, by and between the Corporation and Summit Bancservices, Inc. (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 2, 2006 filed on July 3, 2006)

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