Form 10-Q
period 2006-09-30
SUMMIT BANCSHARES INC /TX/
filed 2006-11-08
CIK 745344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _____________to_____________.

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

The number of shares of common stock, $1.25 par value, of the issuer outstanding at October 31, 2006 was 12,711,872 shares.

SUMMIT BANCSHARES, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2006 and 2005 and at December 31, 2005	3

	Consolidated Statements of Income for the Nine Months Ended September 30, 2006 and 2005 and for the Year Ended December 31, 2005	4

	Consolidated Statements of Income for the Three Months Ended September 30, 2006 and 2005	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2006 and 2005 and for the Year Ended December 31, 2005	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and for the Year Ended December 31, 2005	7

	Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 2006 and 2005 and for the Year Ended December 31, 2005	8-21

The September 30, 2006 and 2005 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary to a fair statement of the results for the interim periods.  The financial statements for the year ended December 31, 2005 included herein are headed “unaudited.”  These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1 A.	Risk Factors	34-35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35-36

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,		(Unaudited) December 31, 2005

	2006	2005

	(In Thousands)
ASSETS
CASH AND DUE FROM BANKS – NOTE 1	$29,837	$34,967	$32,558
INTEREST-BEARING DEPOSITS	1,015	-0-	892
FEDERAL FUNDS SOLD	-0-	15,671	-0-
INVESTMENT SECURITIES – NOTE 3
Securities Available-for-Sale, at fair value	251,153	236,544	256,842
LOANS – NOTES 4, 15 AND 21
Loans, Net of Unearned Income	857,840	754,153	774,886
Allowance for Loan Losses	(10,399)	(11,131)	(11,208)

LOANS, NET	847,441	743,022	763,678

PREMISES AND EQUIPMENT – NOTE 5	16,613	15,620	16,515
GOODWILL – NOTE 6	9,060	9,060	9,060
OTHER INTANGIBLE ASSETS, NET – NOTE 6	1,936	2,276	2,191
ACCRUED INCOME RECEIVABLE	7,264	5,651	6,273
OTHER REAL ESTATE – NOTE 7	-0-	-0-	-0-
OTHER ASSETS	12,994	11,450	11,726

TOTAL ASSETS	$1,177,313	$1,074,261	$1,099,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS – NOTE 8
Noninterest-Bearing Demand	$270,863	$258,644	$263,027
Interest-Bearing	657,935	607,384	615,749

TOTAL DEPOSITS	928,798	866,028	878,776
SHORT TERM BORROWINGS – NOTE 9	141,370	111,370	121,859
NOTE PAYABLE – NOTE 10	-0-	150	-0-
JUNIOR SUBORDINATED DEFERRABLE DEBENTURES – NOTE 11	12,372	12,372	12,372
ACCRUED INTEREST PAYABLE	1,773	900	1,014
OTHER LIABILITIES	4,233	3,714	4,381

TOTAL LIABILITIES	1,088,546	994,534	1,018,402

COMMITMENTS AND CONTINGENCIES – NOTES 16, 18, 20 AND 22
SHAREHOLDERS’ EQUITY – NOTES 17, 19 AND 23
Common Stock - $1.25 Par Value; 20,000,000 shares authorized; 12,600,722, 12,430,116 and 12,443,518 shares issued and outstanding at September 30, 2006 and 2005 and at December 31, 2005, respectively	15,751	15,538	15,554
Capital Surplus	9,628	8,082	8,170
Retained Earnings	66,804	58,362	60,964
Accumulated Other Comprehensive Income – Unrealized Loss on Available-for-Sale Investment Securities, Net of Tax Benefit	(3,416)	(2,236)	(3,349)
Treasury Stock at Cost (988 and 300 shares at September 30, 2005 and December 31, 2005, respectively)	-0-	(19)	(6)

TOTAL SHAREHOLDERS’ EQUITY	88,767	79,727	81,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,177,313	$1,074,261	$1,099,735

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31, 2005

	2006	2005

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$48,827	$36,905	$51,064
Interest and Dividends on Investment Securities:
Taxable	7,084	5,912	8,281
Exempt from Federal Income Taxes	370	228	324
Interest on Federal Funds Sold and Interest-Bearing Deposits	56	182	292

TOTAL INTEREST INCOME	56,337	43,227	59,961

INTEREST EXPENSE
Interest on Deposits	13,208	8,169	11,663
Interest on Short Term Borrowings	4,860	2,313	3,317
Interest on Note Payable	1	55	57
Interest on Junior Subordinated Deferrable Debentures	701	522	731

TOTAL INTEREST EXPENSE	18,770	11,059	15,768

NET INTEREST INCOME	37,567	32,168	44,193
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	3,515	765	1,105

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	34,052	31,403	43,088

NON-INTEREST INCOME
Service Charges and Fees on Deposits	2,968	2,964	3,938
Other Income	3,202	3,127	4,066

TOTAL NON-INTEREST INCOME	6,170	6,091	8,004

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 18	14,731	13,296	18,277
Occupancy Expense - Net	2,456	1,988	2,834
Furniture and Equipment Expense	1,887	1,756	2,341
Other Real Estate Owned Expense - Net	-0-	(11)	(11)
Intangible Asset Amortization	255	246	334
Other Expense – NOTE 13	6,048	5,172	6,883

TOTAL NON-INTEREST EXPENSE	25,377	22,447	30,658

INCOME BEFORE INCOME TAXES	14,845	15,047	20,434
APPLICABLE INCOME TAXES – NOTE 14	5,306	5,387	7,258

NET INCOME	$9,539	$9,660	$13,176

NET INCOME PER SHARE – NOTE 19
Basic	$0.76	$0.78	$1.06
Diluted	0.75	0.76	1.04

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) For the Three Months Ended September 30,

	2006	2005

	(In Thousands, Except Per Share Data)
INTEREST INCOME
Interest and Fees on Loans	$17,308	$13,203
Interest and Dividends on Investment Securities:
Taxable	2,389	2,072
Exempt from Federal Income Taxes	138	86
Interest on Federal Funds Sold and Interest-Bearing Deposits	24	115

TOTAL INTEREST INCOME	19,859	15,476

INTEREST EXPENSE
Interest on Deposits	5,002	3,185
Interest on Short Term Borrowings	1,764	878
Interest on Note Payable	-0-	12
Interest on Junior Subordinated Deferrable Debentures	249	188

TOTAL INTEREST EXPENSE	7,015	4,263

NET INTEREST INCOME	12,844	11,213
LESS: PROVISION FOR LOAN LOSSES – NOTE 4	415	315

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,429	10,898

NON-INTEREST INCOME
Service Charges and Fees on Deposits	1,046	992
Other Income	1,055	1,184

TOTAL NON-INTEREST INCOME	2,101	2,176

NON-INTEREST EXPENSE
Salaries and Employee Benefits - NOTE 18	4,895	4,579
Occupancy Expense - Net	847	724
Furniture and Equipment Expense	648	587
Other Real Estate Owned Expense - Net	-0-	-0-
Intangible Asset Amortization	85	82
Other Expense – NOTE 13	2,482	1,665

TOTAL NON-INTEREST EXPENSE	8,957	7,637

INCOME BEFORE INCOME TAXES	5,573	5,437
APPLICABLE INCOME TAXES – NOTE 14	1,983	1,981

NET INCOME	$3,590	$3,456

NET INCOME PER SHARE - NOTE 19
Basic	$0.28	$0.28
Diluted	0.28	0.27

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005
(Unaudited)

					Accumulated Other Comprehensive Income - Net Unrealized Loss on Investment Securities

							Total Share-Holders’ Equity
	Common Stock		Capital Surplus	Retained Earnings		Treasury Stock

	Shares	Amount

	(Dollars in Thousands, Except Per Share Data)
Balance at December 31, 2004	12,359,232	$15,449	$7,705	$51,810	$(474)	$-0-	$74,490
Stock Options Exercised	100,184	126	377				503
Purchases of Stock Held in Treasury						(561)	(561)
Retirement of Stock Held in Treasury	(29,300)	(37)		(505)		542	-0-
Cash Dividend - $.21 Per Share				(2,603)			(2,603)
Net Income for the Nine Months Ended September 30, 2005				9,660			9,660
Securities Available- for-Sale Adjustment					(1,762)		(1,762)

Total Comprehensive Income – NOTE 26							7,898

Balance at September 30, 2005	12,430,116	15,538	8,082	58,362	(2,236)	(19)	79,727
Stock Options Exercised	15,840	19	88				107
Purchases of Stock Held in Treasury						(33)	(33)
Retirement of Stock Held in Treasury	(2,438)	(3)		(43)		46	-0-
Cash Dividend - $.07 Per Share				(871)			(871)
Net Income for the Three Months Ended December 31, 2005				3,516			3,516
Securities Available- for-Sale Adjustment					(1,113)		(1,113)

Total Comprehensive Income – NOTE 26							2,403

Balance at December 31, 2005	12,443,518	15,554	8,170	60,964	(3,349)	(6)	81,333
Stock Options Exercised	196,704	246	1,330				1,576
Stock-Based Compensation Expense			128				128
Purchases of Stock Held in Treasury						(733)	(733)
Retirement of Stock Held in Treasury	(39,500)	(49)		(690)		739	-0-
Cash Dividend - $.24 Per Share				(3,009)			(3,009)
Net Income for the Nine Months Ended September 30, 2006				9,539			9,539
Securities Available- for-Sale Adjustment					(67)		(67)

Total Comprehensive Income – NOTE 26							9,472

Balance at September 30, 2006	12,600,722	$15,751	$9,628	$66,804	$(3,416)	$-0-	$88,767

The accompanying Notes should be read with these financial statements.

SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2005

	(Unaudited) For the Nine Months Ended September 30,		(Unaudited) Year Ended December 31, 2005

	2006	2005

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,539	$9,660	$13,176

Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Stock-Based Compensation Expense	128	-0-	-0-
Depreciation and Amortization	1,494	1,430	1,946
Net Premium Amortization of Investment Securities	669	1,044	1,309
Amortization of Intangible Assets	255	246	334
Provision for Loan Losses	3,515	765	1,105
Deferred Income Taxes Expense (Benefit)	122	(502)	(533)
Net Gain From Sale of Other Real Estate & Repossessed Assets	(8)	-0-	(19)
Net (Gain) Loss From (Sale) Disposal of Premises and Equipment	11	(247)	(247)
Net Increase in Accrued Income and Other Assets	(1,436)	(1,421)	(1,322)
Net Increase in Accrued Expenses and Other Liabilities	611	345	1,126

Total Adjustments	5,361	1,660	3,699

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,900	11,320	16,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Increase in Interest Bearing Deposits	(123)	-0-	(522)
Net (Increase) Decrease in Federal Funds Sold	-0-	(10,651)	4,650
Proceeds from Matured and Prepaid Investment Securities
· Available-for-Sale	251,754	356,758	524,266
Proceeds from Sales and Redemptions of Investment Securities	-0-	-0-	700
Purchase of Investment Securities
· Available-for-Sale	(248,497)	(373,447)	(563,976)
Net Assets Acquired in the Purchase of Dignum Financial	-0-	(976)	(1,043)
Loans Originated and Principal Repayments, Net	(87,544)	(51,534)	(72,857)
Recoveries of Loans Previously Charged-Off	266	435	458
Proceeds from Sale of Premises and Equipment	46	339	338
Proceeds from Sale of Other Real Estate & Repossessed Assets	764	-0-	67
Purchases of Premises and Equipment	(1,654)	(1,397)	(2,808)

NET CASH USED BY INVESTING ACTIVITIES	(84,988)	(80,473)	(110,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Demand Deposits, Savings Accounts and Interest-Bearing Transaction Accounts	6,122	37,647	48,070
Net Increase in Certificates of Deposit	43,900	36,117	38,442
Net Increase in Short Term Borrowings	19,511	7,398	17,887
Repayment of Note Payable	-0-	(1,600)	(1,750)
Payments of Cash Dividends	(3,009)	(2,603)	(3,474)
Proceeds from Stock Options Exercised	1,576	503	610
Purchases of Treasury Stock	(733)	(561)	(594)

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,367	76,901	99,191

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(2,721)	7,748	5,339
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	32,558	27,219	27,219

CASH AND DUE FROM BANKS AT END OF PERIOD	$29,837	$34,967	$32,558

SUPPLEMENTAL SCHEDULE OF OPERATING AND INVESTING ACTIVITIES:
Interest Paid	$18,011	$10,760	$15,355
Income Taxes Paid	5,283	5,549	7,476
Other Real Estate and Other Assets Acquired in Settlement of Loans	721	-0-	461

The accompanying Notes should be read with these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMIT BANCSHARES, INC. AND SUBSIDIARIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
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

Cash and Due From Banks

          The Bank is required to maintain certain noninterest-bearing cash balances at the Federal Reserve Bank based on its level of deposits. During the first nine months of 2006, the average cash balance maintained at the Federal Reserve Bank was $2,631,000. Compensating balances held at correspondent banks, to minimize service charges, averaged approximately $24,961,000 during the same period.

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

Comprehensive Income

          Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to owners and treasury stock transactions.  Besides net income, the other component of the Corporation’s comprehensive income is the after tax effect of changes in the fair value of securities available-for-sale.  Comprehensive income for the periods ended September 30, 2006 and 2005 and for the year ended December 31, 2005 is reported in Note 26, “Comprehensive Income.”

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

NOTE 2 – Mergers and Acquisitions

          On July 2, 2006, the Corporation and Cullen/Frost Bankers, Inc., a Texas corporation (“Cullen/Frost”), entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which the Corporation will merge with and into Cullen/Frost. Under the terms of the Agreement, the Corporation’s shareholders will have the right, subject to pro-ration, to elect to receive cash, shares of Cullen/Frost common stock or a combination thereof having a value equal to $11.50 plus 0.2933 Cullen/Frost shares. The total consideration consists of approximately $143.4 million in cash and approximately 3.84 million shares of Cullen/Frost common stock (assuming the treasury stock method of accounting for options before giving effect to any exercises of outstanding options). The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Corporation.  As of the date this report is filed all regulatory approvals have been received as well as shareholder approval.  The merger is currently expected to be completed in the fourth quarter of 2006, although delays could occur.

          The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006 and  which is incorporated herein by reference.

          On March 21, 2005, the Corporation acquired Dignum Financial Services (“DFS”) for a purchase price of approximately $1.0 million.  DFS was a proprietorship engaged in financial planning and management services.  Of the purchase price, $0.5 million is subject to the earnings performance of Summit Financial Partners (formerly DFS), a division of the Bank.

NOTE 3 - Investment Securities

          A summary of amortized cost and estimated fair values of investment securities as of September 30, 2006 is as follows (in thousands):

	September 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Investment Securities - Available-for-Sale
U.S. Government Agencies and Corporations	$170,969	27	$(3,004)	$167,992
U.S. Government Agency Mortgage Backed Securities	64,269	71	(1,918)	62,422
Obligations of States and Political Subdivisions	15,055	7	(258)	14,804
Community Reinvestment Act Investment Fund	3,025	-0-	(101)	2,924
Other Securities	3,011	-0-	-0-	3,011

Total Available-for-Sale Securities	$256,329	$105	$(5,281)	$251,153

          All investment securities are carried on the consolidated balance sheet as of September 30, 2006 at fair value.  The net unrealized loss of $5,176,000 is included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, is included in Shareholders’ Equity.

          Included in the Other Securities category at September 30, 2006 is $2,095,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which are classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of September 30, 2006.  The Bank was required at September 30, 2006 to have stock holdings of Federal Home Loan Bank Stock equal to .08% of the Bank’s total assets as of the previous quarter end plus 4.10% of its outstanding advances from the Federal Home Loan Bank (“FHLB”).  The Bank is also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

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

          All investment securities were carried on the consolidated balance sheet as of September 30, 2005 at fair value.  The net unrealized loss of $3,389,000 was included in the Available-for-Sale Investment Securities balance.  The unrealized loss, net of tax benefit, was included in Shareholders’ Equity.

          Included in the Other Securities category at September 30, 2005 was $4,450,000 of Federal Home Loan Bank Stock and $800,000 of Federal Reserve Stock which were classified as restricted investment securities, carried at cost, and evaluated for impairment.  No impairment losses were recorded as of September 30, 2005.  The Bank was required at September 30, 2005 to have stock holdings of Federal Home Loan Bank Stock equal to .14% of the Bank’s total assets as of the previous year end plus 4.25% of its outstanding advancements from the FHLB.  The Bank was also required to have stock holdings of Federal Reserve Stock equal to 6% of its Capital Stock and Surplus.

NOTE 4 - Loans and Allowance for Loan Losses

          The book values of loans by major type follow (in thousands):

	September 30,		December 31, 2005

	2006	2005

Commercial and Industrial	$310,236	$270,807	$277,827
Real Estate Mortgage - Commercial	281,107	244,966	260,736
Real Estate Mortgage - Residential	93,764	89,487	91,183
Real Estate - Construction	135,992	109,431	106,227
Loans to Individuals	36,741	39,462	38,913

	857,840	754,153	774,886
Allowance for Loan Losses	(10,399)	(11,131)	(11,208)

Loans - Net	$847,441	$743,022	$763,678

          Loans are net of unearned income of $1,059,000 and $945,000 at September 30, 2006 and 2005, respectively, and $1,101,000 at December 31, 2005.

          Transactions in the allowance for loan losses are summarized as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2005

	2006	2005

Balance, Beginning of Period	$11,208	$10,187	$10,187
Provisions, Charged to Income	3,515	765	1,105
Loans Charged-Off	(4,590)	(256)	(542)
Recoveries of Loans Previously
Charged-Off	266	435	458

Net Loans (Charged-Off) Recovered	(4,324)	179	(84)

Balance, End of Period	$10,399	$11,131	$11,208

          The provisions for loan losses charged to operating expenses during the nine months ended September 30, 2006 and September 30, 2005 of $3,515,000 and $765,000, respectively, were considered adequate to maintain the allowance in accordance with the policy discussed in Note 1.  For the year ended December 31, 2005, a provision of $1,105,000 was recorded.

          At September 30, 2006, the recorded investment in loans that are considered to be impaired under Statement of Financial Accounting Standards No. 114 was $8,213,000 (of which $8,213,000 were on non-accrual status).  The related allowance for loan losses for these loans was $1,506,000.  The average recorded investment in impaired loans during the nine months ended September 30, 2006 was approximately $12,875,000.  For this period, the Corporation recognized interest income of $40,000 on these impaired loans.

NOTE 5 - Premises and Equipment

          The investment in premises and equipment stated at cost and net of accumulated amortization and depreciation is as follows (in thousands):

	September 30,		December 31 2005

	2006	2005

Land	$3,302	$3,296	$3,296
Buildings and Improvements	13,436	12,519	12,957
Furniture & Equipment	13,042	11,208	12,104

Total Cost	29,780	27,023	28,357
Less: Accumulated Amortization and Depreciation	13,167	11,403	11,842

Net Book Value	$16,613	$15,620	$16,515

NOTE 6 – Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting.  The Corporation has adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), “Goodwill and Other Intangible Assets.”  FAS 142 eliminates amortization of goodwill associated with business combinations completed after September 30, 2001.  Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Corporation bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

          On May 3, 2004, the Corporation completed its merger with ANB Financial Corporation and its wholly-owned subsidiary, Arlington National Bank of Arlington, Texas (“collectively “ANB”).  A premium of $10.7 million was paid in connection with the acquisition of ANB, $2.7 million of which was identified as core deposit intangibles.  The remaining $8.0 million has been recorded as goodwill.  In accordance with FAS 142, the goodwill will not be amortized.  The core deposit intangibles are being amortized using a straight line method over their estimated useful life of 8 years.  Amortization expense on the core deposit intangibles was $246,000, $328,000 and $246,000 for the nine months ended September 30, 2006, the year ended December 31, 2005 and the nine months ended September 30, 2005, respectively.

          On March 21, 2005, the Corporation completed the acquisition of DFS.  Goodwill of $1.0 million was recorded in connection with the acquisition.

          As of September 30, 2006, the Corporation had other intangible assets with a net book value of $32,000.  Amortization expense of $6,000 and $9,000 has been recorded on the other intangible assets for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively.

NOTE 7 - Other Real Estate

          The carrying value of other real estate is as follows (in thousands):

	September 30,		December 31, 2005

	2006	2005

Other Real Estate	$-0-	$-0-	$-0-

          There were no direct write-downs of other real estate charged to income for the nine months ended September 30, 2006 or September 30, 2005.  There were also no direct write-downs of other real estate charged to income for the year ended December 31, 2005.

NOTE 8 – Deposits

          The book values of deposits by major type follow (in thousands):

	September 30,
			December 31 2005
	2006	2005

Noninterest-Bearing Demand Deposits	$270,863	$258,644	$263,027
Interest-Bearing Deposits:
Interest-Bearing Transaction
Accounts and Money Market Accounts	261,596	241,251	268,116
Savings	161,268	177,287	156,462
Certificates of Deposits under $100,000 and IRA’s	97,177	85,765	88,273
Certificates of Deposits of $100,000 or more	130,844	100,031	99,848
Other	7,050	3,050	3,050

Total	657,935	607,384	615,749

Total Deposits	$928,798	$866,028	$878,776

NOTE 9 - Short Term Borrowings

          Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days.  Information relating to these and other borrowings is summarized as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2005

	2006	2005

Securities Sold Under Repurchase Agreements:
Average Balance	$107,218	$44,332	$50,825
Period-End Balance	121,370	51,370	61,559
Maximum Month-End Balance During Period	127,628	51,370	67,494
Interest Rate:
Average	4.23%	2.40%	2.72%
Period-End	4.59	3.04	3.65
Federal Home Loan Bank Advances:
Average Balance	$41,099	$63,663	$61,808
Period-End Balance	20,000	60,000	55,000
Maximum Month-End Balance During Period	25,000	70,000	70,000
Interest Rate:
Average	3.91%	3.00%	3.10%
Period-End	3.92	3.49	3.44
Federal Funds Purchased:
Average Balance	$1,254	$444	$534
Period-End Balance	-0-	-0-	5,300
Maximum Month-End Balance During Period	7,944	-0-	5,300
Interest Rate:
Average	5.43%	2.95%	3.54%
Period-End	-0-	-0-	4.33

          The Corporation has available a line of credit with the FHLB of Dallas which allows it to borrow on a collateralized basis at a fixed term.  The borrowings are collateralized by a blanket floating lien on certain real estate loans, the FHLB capital stock owned by the Corporation and any funds on deposit with FHLB.  At September 30, 2006, the Corporation had $20.0 million of borrowings outstanding under the line of credit at an average rate of 4.10%, $5.0 million of which matures in 2006 and the remaining $15.0 million of which matures in 2007.  For the nine months ended September 30, 2006, the Corporation had average borrowings under the line of credit of $41.0 million.  For the nine months ended September 30, 2005, the Corporation had average borrowings of $63.7 million.  At December 31, 2005, $55.0 million of borrowings were outstanding at an average rate of 3.44%.  For the year ended December 31, 2005, the Corporation had average borrowings of $61.8 million.

NOTE 10 – Note Payable

          On September 15, 2005, the Corporation obtained a line of credit from a bank under which the Corporation may borrow $10,000,000 at a floating rate (three month LIBOR plus margin of 2.00%).  The line of credit is secured by stock of the Bank.  The original maturity date of the line of credit was extended from September 15, 2006 to December 8, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of the line.  As of September 30, 2006, there were no borrowings under this line.

NOTE 11 - Junior Subordinated Deferrable Debentures

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at September 30, 2006 and December 31, 2005 was 7.72% and 6.80%, respectively.  The Deferrable Debentures, which are the only assets of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

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

          For the nine months ended September 30, 2006, stock-based compensation expense was $128,000.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123R to stock based compensation (in thousands, except for per share data):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2005

Net Income, as Reported	$9,660	$13,176
Deduct: Total stock-based compensation expense
determined under fair value based method
for all awards, net of related tax effects	(196)	(241)

Pro Forma Net Income	$9,464	$12,935

Earnings Per Share:
Basic - as Reported	$0.78	$1.06
Basic - Pro Forma	0.76	1.04
Diluted - as Reported	0.76	1.04
Diluted - Pro Forma	0.74	1.02

NOTE 13 - Other Non-Interest Expense

          The significant components of other non-interest expense are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31 2005

	2006	2005

Business Development	$845	$795	$1,097
Legal and Professional Fees	1,061	975	1,304
Data and Item Processing	553	474	821
Printing and Supplies	349	359	475
Regulatory Fees and Assessments	262	239	325
Other	2,978	2,330	2,861

Total	$6,048	$5,172	$6,883

NOTE 14 - Income Taxes

          Federal income taxes included in the consolidated balance sheets were as follows (in thousands):

	September 30,		December 31, 2005

	2006	2005

Current Tax Asset (Liability)	$68	$(82)	$(56)
Net Deferred Tax Asset	4,932	4,416	5,020

Total Included in Other Assets	$5,000	$4,334	$4,964

          The net deferred tax asset at September 30, 2006 of $4,932,000 included $1,760,000, a deferred tax asset related to unrealized losses on Available-for-Sale Securities.

The components of income tax expense were as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2005

	2006	2005

Federal Income Tax Expense:
Current	$5,184	$5,889	$7,791
Deferred (Benefit)	122	(502)	(533)

Total Federal Income Tax Expense	$5,306	$5,387	$7,258

Effective Tax Rates	35.7%	35.8%	35.0%

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to operating earnings are as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2005

	2006	2005

Federal Income Taxes at Statutory Rate of 35.0%	$5,195	$5,267	$7,152
Effect of Tax Exempt Interest Income	(122)	(77)	(108)
Non-deductible Expenses	227	167	228
Other	6	30	(14)

Income Taxes Per Income Statement	$5,306	$5,387	$7,258

NOTE 14 - Income Taxes (cont’d.)

          Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes.  The significant components of federal deferred tax assets and liabilities are in the following table (in thousands):

	September 30,		December 31, 2005

	2006	2005

Federal Deferred Tax Assets:
Allowance for Loan Losses	$3,639	$3,896	$3,923
Interest on Non-accrual Loans	250	142	135
Unrealized Losses on Available-for-Sale Securities	1,760	1,152	1,725
Deferred Compensation	865	719	747
Net Operating Loss Carryover	71	116	105
Other	4	40	48

Gross Federal Deferred Tax Assets	6,589	6,065	6,683

Federal Deferred Tax Liabilities:
Depreciation and Amortization	1,297	1,414	1,385
Accretion	202	79	113
Other	158	156	165

Gross Federal Deferred Tax Liabilities	1,657	1,649	1,663

Net Deferred Tax Asset	$4,932	$4,416	$5,020

NOTE 15 - Related Party Transactions

          The Bank has made loan transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and all such loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $6,843,000 at September 30, 2006 and $9,356,000 at December 31, 2005 and $11,410,000 at September 30, 2005.

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

          At September 30, 2006, outstanding documentary and standby letters of credit totaled $9,117,000 and commitments to extend credit totaled $238,095,000.

          In addition, the Corporation leases certain office facilities under operating leases.  Rent expense for all operating leases totaled $1,041,000 and $947,000 for the nine months ended September 30, 2006 and 2005, respectively, and $1,305,000 for the year ended December 31, 2005.

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

NOTE 17 - Stock Option Plans (cont’d.)

          The following is a summary of transactions during the periods presented:

	Shares Under Option Plans

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005

Outstanding, Beginning of Period	616,354	679,578
Additional Options Granted During the Period	11,500	55,200
Forfeited During the Period	(11,300)	(2,400)
Exercised During the Period	(196,704)	(116,024)

Outstanding, End of Period	419,850	616,354

          Options outstanding at September 30, 2006 have exercise prices between $5.19 to $18.75 per share with a weighted average exercise price of $10.95 and 356,330 shares exercisable.  At September 30, 2006, there remained 798,545 shares reserved for future grants of options under the 2006 Plan.  See Note 12 “Stock –Based Compensation” for information regarding the dilutive impact of these stock options.

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

          The amount expensed in support of the plan was $510,000 and $451,000 during the first nine months of 2006 and 2005, respectively, and $592,000 for the year 2005.

Supplemental Executive Retirement Plan

          In 2002, the Corporation established a Supplemental Executive Retirement Plan (the “Retirement Plan”) to provide key employees with retirement, death or disability benefits.  For currently employed employees, the Retirement Plan replaces the previous Management Security Plan.  The Retirement Plan is a defined contribution plan and the expense charged to earnings relating to the Retirement Plan was $397,000 and $312,000 for the first nine months of 2006 and 2005, respectively, and $458,000 for the year 2005.

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

Other Employment Letter Agreements

          In conjunction with the merger agreement, Cullen/Frost entered into employment letters with certain Summit executives.  Under the employment letters, each of the executives will be employed by Cullen/Frost through at least the second anniversary of the completion of the merger, unless earlier terminated pursuant to the terms of the letter agreements.  The executives who entered into the letter agreements, also entered into a Confidential Information, Non-Solicitation and Noncompetition Agreement (referred to herein as the “non-compete agreement”) with Cullen/Frost and Summit, which became effective as of the date the merger agreement was signed.  Under the non-compete agreement the executives agreed to keep confidential information confidential and not to compete with the business of Cullen/Frost and its affiliates in Tarrant County, Texas.

NOTE 19 - Earnings per Share

          The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock (dollars in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2005

	2006	2005

Net income	$9,539	$9,660	$13,176

Weighted average number of common shares used in Basic EPS	12,532,768	12,405,183	12,414,366
Effect of dilutive stock options	267,044	300,294	295,957

Weighted number of common shares and dilutive potential common stock used in Diluted EPS	12,799,812	12,705,477	12,710,323

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

          The total contractual amounts of financial instruments with off-balance sheet risk are as follows (in thousands):

	September 30,

	2006	2005

Financial Instruments Whose Contract Amounts Represent Credit Risk:
Loan Commitments Including Unfunded Lines of Credit	$238,095	$189,257
Letters of Credit	9,117	5,112

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

NOTE 23 - Stock Repurchase Plan

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations. In the quarter ended September 30, 2006, no shares were purchased by the Corporation pursuant to the 2006 Stock Purchase Plan in privately negotiated transactions.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.

NOTE 24 - Subsequent Events

          On October 5, 2006, the Company filed a Form 8-K Report with the Securities and Exchange Commission reporting a loan charge-off recovery of $3.0 million was recorded resulting from a cash payment of $4.5 million on the credit.  This payment satisfies the full obligation of the borrower with the exception of an $183,000 secured note.  It is anticipated that the recovery will result in a reduction in the provision for loan losses for the year of 2006 that is to be recorded in the fourth quarter.

          On October 18, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on November 15, 2006 to shareholders of record on November 1, 2006.

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

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

NOTE 25 - Fair Values of Financial Instruments (cont’d)

	September 30,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$29,837	$29,837	$34,967	$34,967
Federal funds sold and interest bearing deposits	1,015	1,015	15,671	15,671
Investment securities	251,153	251,153	236,544	236,544
Loans	857,840	846,505	754,153	735,864
Allowance for loan losses	(10,399)	(10,399)	(11,131)	(11,131)
Financial Liabilities:
Deposits	928,798	931,508	866,028	866,701
Short term borrowings	141,370	141,184	111,370	111,224
Off-balance Sheet Financial Instruments:
Loan commitments		238,095		189,257
Letters of credit		9,117		5,112

NOTE 26 - Comprehensive Income

          The Corporation has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”.  This standard requires an entity to report and display comprehensive income and its components.  Comprehensive income is as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2005

	2006	2005

Net Income	$9,539	$9,660	$13,176
Other Comprehensive Income:
Change in unrealized loss on securities available-for-sale, net of tax benefit	(67)	(1,762)	(2,875)

Comprehensive Income	$9,472	$7,898	$10,301

NOTE 27 – Dividends from Subsidiaries

          The primary source of funds for the Corporation is cash dividends received from the Bank.  The amount of dividends that the Bank may pay in any one year, without the approval of the Comptroller of the Currency, is the sum of the retained net profits for the preceding two years plus its total of the retained net profits for the current year. Under this formula, as defined, as of September 30, 2006, the Bank can legally initiate dividend payments of $19,510,000 for the remainder of 2006.  The Bank is also restricted from paying dividends that would cause the Bank to be under-capitalized.

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

          Net income for the third quarter of 2006 was $3,590,000, which represented an increase of $134,000, or 3.9%, compared to $3,456,000 for the third quarter of 2005.  On a weighted average share basis, net income for the third quarter of 2006 was $0.28 per diluted share as compared to $0.27 per diluted share for the third quarter of 2005, an increase of 3.7%.  The increase in net income for the third quarter of 2006 reflected an increase in net interest income (tax equivalent) of $1,659,000, or 14.7%, over the third quarter of 2005.  Net income for the first nine months of 2006 was $9,539,000, which represented a decrease of $121,000, or 1.3%, compared to net income of $9,660,000 for the first nine months of 2005.  On a weighted average share basis, net income for the first nine months of 2006 was $0.75 per diluted share, which represented a decrease of 1.3% from $0.76 per diluted share for the first nine months of 2005.  The decrease in earnings during the first nine months of 2006 compared to the first nine months of 2005 was primarily due to an increase of $2,750,000 in the provision for loan losses.  The increase in the provision for loan losses reflected a higher level of charge offs and an increase in loan volume.

          Total loans were $858.0 million at September 30, 2006, which represented an increase of $104.0 million, or 13.7%, from the amount reported as of September 30, 2005 and an increase of $83.0 million, or 10.7% over total loans at December 31, 2005.  Total deposits at September 30, 2006 of $928.8 million increased $62.8 million, or 7.2%, from $866.0 million at September 30, 2005 and increased $50.0 million, or 5.7%, from $878.8 million at December 31, 2005.  Compared to the third quarter of 2005, we experienced growth in every category of deposits during the third quarter of 2006.  Shareholders’ equity was $88.8 million at September 30, 2006, an increase of $9.1 million, or 11.4%, compared to shareholders’ equity of $79.7 million at September 30, 2005.  See the Statement of Changes in Shareholders’ Equity for a detail of the changes.

          The following table shows selected performance ratios for the first nine months of 2006 and 2005 that management believes to be key indicators of our performance:

	September 30, 2006	September 30, 2005

Annualized Return on Average Assets (ROAA)	1.12%	1.27%
Annualized Return on Average Shareholders’ Equity (ROAE)	15.08	16.75
Shareholders’ Equity to Assets - Average	7.42	7.61
Dividend Payout Ratio	31.54	26.95
Net Interest Margin (tax equivalent)	4.72	4.54
Efficiency Ratio	57.76	58.49
Net Income Per Share - Diluted	$0.75	$0.76

          The return on average assets ratio is calculated by dividing annualized net income by average total assets for the period.  Our return on average assets ratio was 1.12% for the first nine months of 2006.  Our return on average assets for the first nine months of 2006 was negatively affected by the level of the provision for loan losses.

          The return on average shareholders’ equity ratio is calculated by dividing annualized net income by average shareholders’ equity for the period.  Our return on average shareholders’ equity ratio was 15.08% in the first nine months of 2006.

          The shareholders’ equity to assets ratio is calculated by dividing average shareholders’ equity by average total assets for the period.  Our shareholders’ equity to assets ratio was 7.42% in the first nine months of 2006.

          The dividend payout ratio is determined by dividing the total dividends paid by net income for the period.  Our dividend payout ratio was 31.54 % in the first nine months of 2006.

          Net interest margin is calculated by dividing annualized net interest income on a tax equivalent basis by average total earning assets.  Our net interest margin was 4.72% in the first nine months of 2006.

          The efficiency ratio is calculated by dividing non-interest expenses by the sum of total non-interest income and tax equivalent interest income for the period.  Our efficiency ratio was 57.76% in the first nine months of 2006 and provides a measure of the extent to which our revenues are absorbed by our non-interest expenses.

Summary of Earning Assets and Interest-Bearing Liabilities

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the third quarters of 2006 and 2005 (rates on tax equivalent basis):

	Three Months Ended September 30,

	2006			2005

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$1,875	$24	4.87%	$13,294	$114	3.40%
Investment Securities (Taxable)	227,135	2,389	4.21%	216,541	2,073	3.83%
Investment Securities (Tax-exempt)	15,293	213	5.57%	9,900	133	5.37%
Loans, Net of Unearned Discount(1)	843,458	17,308	8.14%	735,109	13,203	7.13%

Total Earning Assets	1,087,761	19,934	7.27%	974,844	15,523	6.32%

Non-interest Earning Assets:
Cash and Due From Banks	34,114			30,876
Other Assets	49,588			43,824
Allowance for Loan Losses	(10,184)			(10,916)

Total Assets	$1,161,279			$1,038,628

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$255,760	1,475	2.29%	$232,640	886	1.51%
Savings	163,024	1,198	2.92%	173,539	866	1.98%
Certificates of Deposit under $100,000 and IRA’s	96,505	965	3.97%	82,786	614	2.94%
Certificates of Deposit $100,000 or more	124,301	1,291	4.12%	98,670	794	3.19%
Other Time	5,680	74	5.17%	2,755	25	3.60%
Other Borrowings	161,058	2,012	4.96%	121,435	1,078	3.52%

Total Interest-Bearing Liabilities	806,328	7,015	3.45%	711,825	4,263	2.38%

Non-interest Bearing Liabilities:
Demand Deposits	261,768			242,849
Other Liabilities	6,320			4,901
Shareholders’ Equity	86,863			79,053

Total Liabilities and Shareholders’ Equity	$1,161,279			$1,038,628

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$12,919	4.71%		$11,260	4.58%

(1)          Loan interest income includes fees and loan volumes include loans on non-accrual. The loan fees include loan origination fees which are considered adjustments to interest income. These fees aggregated $490,000 and $427,000 at September 30, 2006 and 2005, respectively.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2006 and 2005.

          The following schedule presents average balance sheets that highlight earning assets and interest-bearing liabilities and their related rates earned and paid for the first nine months of 2006 and 2005 (rates on tax equivalent basis):

	Nine Months Ended September 30,

	2006			2005

	Average Balances	Interest	Average Yield/Rate	Average Balances	Interest	Average Yield/Rate

	(Dollars in Thousands)
Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$1,548	$56	4.87%	$7,823	$181	3.09%
Investment Securities (Taxable)	232,074	7,084	4.07%	212,369	5,913	3.71%
Investment Securities (Tax-exempt)	13,917	569	5.45%	8,796	349	5.29%
Loans, Net of Unearned Discount(1)	822,546	48,827	7.94%	721,952	36,905	6.83%

Total Earning Assets	1,070,085	56,536	7.06%	950,940	43,348	6.09%

Non-interest Earning Assets:
Cash and Due From Banks	32,633			30,361
Other Assets	48,262			42,663
Allowance for Loan Losses	(11,763)			(10,644)

Total Assets	$1,139,217			$1,013,320

Interest-Bearing Liabilities:
Interest-Bearing Transaction Accounts and Money Market Funds	$259,503	4,041	2.08%	$233,203	2,400	1.38%
Savings	155,337	3,032	2.61%	168,002	2,206	1.76%
Certificates of Deposit under $100,000 and IRA’s	93,154	2,571	3.69%	78,341	1,585	2.70%
Certificates of Deposit $100,000 or more	116,450	3,361	3.86%	89,253	1,951	2.92%
Other Time	5,687	204	4.80%	1,028	27	3.51%
Other Borrowings	161,960	5,561	4.59%	126,073	2,890	3.06%

Total Interest-Bearing Liabilities	792,091	18,770	3.17%	695,900	11,059	2.12%

Non-interest Bearing Liabilities:
Demand Deposits	257,008			235,896
Other Liabilities	5,571			4,435
Shareholders’ Equity	84,547			77,089

Total Liabilities and Shareholders’ Equity	$1,139,217			$1,013,320

Net Interest Income and Margin (Tax-equivalent Basis)(2)		$37,766	4.72%		$32,289	4.54%

(1)          Loan interest income includes fees and loan volumes include loans on non-accrual. The loan fees include loan origination fees which are considered adjustments to interest income. These fees aggregated $1,454,000 and $1,263,000 at September 30, 2006 and 2005, respectively.

(2) Presented on tax equivalent basis using a federal income tax rate of 35% for 2006 and 2005.

Net Interest Income

          The net interest margin was 4.71% for the third quarter of 2006, which represented an increase of 13 basis points from the third quarter of 2005.  This increase in net interest margin reflected a 95 basis point increase in yield on earning assets from the third quarter of 2005 to the third quarter of 2006, which was partially offset by a 107 basis point increase in rates paid on interest-bearing liabilities from the third quarter of 2005 to the third quarter of 2006.  The increase in the net interest margin also reflected the impact of our non-interest bearing funding sources, primarily demand deposits and shareholders’ equity.  Average demand deposits were $261.8 million in the third quarter of 2006, an increase of $19.0 million, or 7.8%, over the third quarter of 2005.

          Net interest income (tax equivalent) for the third quarter of 2006 was $12,919,000, which represented an increase of $1,659,000, or 14.7%, compared to the third quarter of 2005.  In the third quarter of 2006, tax equivalent interest income increased $4,411,000, or 28.4%, while interest expense increased $2,752,000, or 64.6%, compared to the third quarter of 2005.  The  increase in net interest income resulted from a 11.6% growth in average earning assets for the third quarter of 2006 compared to the third quarter of 2005, along with a 166 basis point increase in market interest rates (as measured by the prime rate as published in the Wall Street Journal) from September 2005 through September 2006.

          The net interest margin was 4.72% for the nine months ended September 30, 2006 which represented a 18 basis point increase over the net interest margin of 4.54% for the nine months ended September 30, 2005.  The increase in net interest margin reflected a 97 basis point increase in yield on earning assets from the first nine months of 2005 to the first nine months of 2006, which was partially offset by a 105 basis point increase in rates paid on interest-bearing liabilities from the first nine months of 2005 to the first nine months of 2006.  The increase in net interest margin also reflected an increase in the volume of loans, up $100.6 million, or 13.9%, over the first nine months of 2005 and increases in non-interest bearing funding sources, such as demand deposits and shareholders’ equity.   Average demand deposits were $257.0 million in the first nine months of 2006, an increase of $21.1 million, or 8.9%, over the first nine months of 2005.

          Net interest income (tax equivalent) for the first nine months of 2006 was $37,766,000, which represented an increase of $5,477,000, or 17.0%, compared to the first nine months of 2005.  In the first nine months of 2006, tax equivalent interest income increased $13,188,000, or 30.4%, while interest expense increased $7,711,000, or 69.7% compared to the first nine months of 2005.  The increase in net interest income reflected a 12.5% increase in average earning assets for the first nine months of 2006 compared to the first nine months of 2005 and the higher interest rate environment.

          In the event that our average loans continue to increase and we are unable to fund such growth solely through the generation of additional deposits, we may be required to obtain additional funding from secondary sources, such as the Federal Home Loan Bank, Federal Funds purchased, or brokered deposits, which could have a negative impact on our net interest margin.  We may experience a slower growth in our net interest margin during the remainder of 2006 if we are required to obtain additional funding from secondary sources, but should benefit as our investment portfolio and maturing fixed rate loans reprice at higher rates.  Because of the composition of our balance sheet and our emphasis on commercial lending, we are market interest rate sensitive and expect to benefit from any market interest rate increases, assuming that interest rates on deposits and borrowings do not increase significantly faster than interest rates on earning assets.

          The table below analyzes the increase in net interest income on a fully tax equivalent basis for the three month periods ended September 30, 2006 and 2005.  Non-accruing loans have been included in assets for these computations, thereby reducing yields on total loans.  For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in Thousands)

	3rd Qtr. 2006 vs. 3rd Qtr. 2005 Increase (Decrease) Due to Changes in:			3rd Qtr. 2005 vs. 3rd Qtr. 2004 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Federal Funds Sold & Interest Bearing Deposits	$(106)	$16	$(90)	$(10)	$74	$64
Investment Securities	156	240	396	84	69	153
Loans, Net of Unearned Discount	1,946	2,159	4,105	852	2,054	2,906

Total Interest Income	1,996	2,415	4,411	926	2,197	3,123

Interest-Bearing Liabilities:
Deposits	368	1,450	1,818	209	980	1,189
Other Borrowings	(71)	1,005	934	15	526	541

Total Interest Expense	297	2,455	2,752	224	1,506	1,730

Net Interest Income	$1,699	$(40)	$1,659	$702	$691	$1,393

Non-Interest Income

          The major component of non-interest income is various charges and fees that we earn on deposit accounts and related services.  The following table reflects the changes in non-interest income during the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006	2005	% Change	2006	2005	% Change

Service Charges on Deposit Accounts	$1,046	$992	5.4%	$2,968	$2,904	2.2%
Non-recurring Income	-0-	315	(100.0)	-0-	449	(100.0)
Gain on Sale of Student Loans	25	25	-0-	229	263	(12.9)
Other Non-interest Income	1,030	844	22.0	2,973	2,475	20.1

Total Non-interest Income	$2,101	$2,176	(3.4)%	$6,170	$6,091	1.3%

          Non-interest income was $2.1 million for the third quarter of 2006, a decrease of $75,000, or 3.4%, over the third quarter of 2005.  Non-interest income was $6.2 million for the nine months ended September 30, 2006, an increase of $79,000, or 1.3%, over the nine months ended September 30, 2005.

          In the third quarter of 2006 compared to the third quarter of 2005, there were positive increases in service charges on deposits, investment service fees, mortgage origination fees and debit card fees.

          Non-recurring non-interest income for the first nine months of 2005 includes a gain of $247,000 on the sale of land carried in Premises and Equipment in the third quarter of 2005 that was previously held for future bank expansion. The other component of non-recurring income for the first nine months of 2005 resulted from extraordinary payments of $202,000 received from Pulse EFT as a participant in that ATM network.

          The increase in other non-interest income in the third quarter and first nine months of 2006, as compared to the same periods last year, is largely due to increases in investment services fees, mortgage loan origination fees, debit card income and insurance commissions.

Non-interest Expense

          Non-interest expense includes all expenses other than interest expense, the provision for loan losses and income tax expense.  The following table summarizes the changes in non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006	2005	% Change	2006	2005	% Change

Salaries & Employee Benefits	$4,895	$4,579	6.9%	$14,731	$13,296	10.8%
Occupancy Expense - Net	847	724	17.0	2,456	1,988	23.5
Furniture and Equipment Expense	648	587	10.4	1,887	1,756	7.5
Other Real Estate and Foreclosed
Asset Expense - Net	-0-	-0-	-0-	-0-	(11)	(100.0)
Intangible Asset Amortization	85	82	3.7	255	246	3.7
Other Expenses:
Business Development	269	236	14.0	845	795	6.3
Insurance - Other	63	72	(12.5)	212	167	26.9
Legal & Professional Fees	443	282	57.1	1,061	975	8.8
Data & Item Processing	191	173	10.4	553	474	16.7
Franchise Taxes	18	38	(52.6)	55	82	(32.9)
Postage & Courier	139	108	28.7	401	342	17.3
Printing & Supplies	96	141	(31.9)	349	359	(2.8)
Regulatory Fees & Assessments	87	76	14.5	262	239	9.6
Other Operating Expenses	1,176	539	118.2	2,310	1,739	32.8

Total Other Expenses	2,482	1,665	49.1	6,048	5,172	16.9

Total Non-interest Expense	$8,957	$7,637	17.3%	$25,377	$22,447	13.1%

          Total non-interest expense increased 17.3% in the third quarter of 2006 over the third quarter of 2005.  As a percent of average assets, non-interest expense was 3.06% in the third quarter of 2006 (annualized) compared with 2.92% in the same period last year.  Total non-interest expense for the first nine months of 2006 was 13.1% higher than the first nine months of last year.  The higher levels of non-interest expense for third quarter of 2006 and for the nine months ended September 30, 2006 were largely the result of increases in salaries and benefits and occupancy expense.

          The “efficiency ratio” (non-interest expenses divided by total non-interest income plus net interest income) was 59.63% for the third quarter of 2006 compared to 56.84% for the third quarter of 2005.

          The increases in salaries and benefits during the third quarter of 2006 and the first nine months of 2006 compared to the same periods in 2005 were due to salary merit increases, increases in the cost of employee benefit programs, expenses associated with Summit Financial Partners and the recognition of expense related to employee stock options.  Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using a modified version of prospective application.  Under this method, compensation expense will be recorded for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding as of the beginning of the period of adoption.  For the three month and nine month periods ended September 30, 2006, stock-based compensation expense was $26,000 and $128,000, respectively.  For periods prior to January 1, 2006, stock based compensation has been included in pro forma disclosures in the financial statement footnotes.

          The higher levels of occupancy expense for the third quarter and first nine months of 2006 compared to the same periods of 2005 year were due to several factors, including increases in rent expense, utilities and ad valorem taxes.  Also contributing to the increase in occupancy expense was the loss of tenant rents at a bank-owned facility beginning in September 2005.

          The increases in insurance expense during the first nine months of 2006 were largely attributable to higher costs of blanket bond and directors and officers liability policies.

          The increases in data and item processing expense during the third quarter and first nine months of 2006 were largely attributable to higher costs related to the Corporation’s internet banking product.

          Included in the third quarter 2006 total non-interest expense was the expense impact of a $524,000 check fraud loss representing approximately 40% of the increase for the quarter.  Also, in the third quarter of 2006, there was a 68% increase in legal and professional fees compared to the third quarter of 2005.  A portion of this increase is attributable to legal and consulting fees incurred in connection with collection efforts related to a problem credit that was reported in January 2006.

Allowance for Loan Losses and Non-Performing Assets

          The allowance for loan losses was $10,399,000, or 1.21% of total loans, as of September 30, 2006 compared to $11,131,000, or 1.48% of total loans, as of September 30, 2005.   The provision for loan losses was $3,515,000 for the first nine months of 2006 compared with $765,000 for the same period last year.  For the nine months ended September 30, 2006 and 2005, net charge-offs (recoveries) were  0.05% and (0.02)% of average loans, respectively, not annualized.

          Transactions in the provision for loan losses are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Balance, Beginning of Period	$9,958	$10,798	$11,208	$10,187
Provisions, Charged to Income	415	315	3,515	765
Loans Charged-Off	(22)	(25)	(4,590)	(256)
Recoveries of Loans Previously Charged-Off	48	43	266	435

Net Loans (Charged-Off) Recovered	26	18	(4,324)	179

Balance, End of Period	$10,399	$11,131	$10,399	$11,131

          The increase in the provision for loan losses for the quarter and nine month period ended September 30, 2006 reflected an increase in charge offs, a higher level of non-accrual loans and the increase in loan volume.  Net loans recovered were $26,000 for the third quarter of 2006 compared with net recoveries of $18,000 for the same period last year.  Non-accrual loans were $9.3 million at September 30, 2006, an increase of $4.3 million, or 86.2%, from September 30, 2005, and an increase of $6.3 million, or 210.0%, from December 31, 2005.

          We reported in a filing on Form 8-K in February 2006 that our largest classified borrower had experienced further deterioration in its financial condition and had requested a standstill agreement until September 30, 2006.  All loans to this borrower were placed on non-accrual status in February 2006 with an agreement, subject to an infusion of a specified amount of capital and certain other conditions, to defer all payments of principal and interest from this borrower until September 30, 2006.  Also in February 2006, an outside investor contributed to the borrower the specified amount of additional capital in the form of debt subordinated to the Corporation’s loans.  Subsequent to placing the loans to this borrower on non-accrual, the outstanding principal balance was reduced to $6.9 million as of June 30, 2006 prior to any charge-offs.  Based on our evaluation of collateral value, the borrower’s financial prospects and other considerations, we recorded a charge-off of $4.3 million on these credits as of June 30, 2006. Our exposure on these credits was thereby reduced to approximately $2.6 million.  On October 5, 2006, the Company filed a Form 8-K Report with the Securities and Exchange Commission reporting a $3.0 million loan charge-off recovery resulting from a cash payment of $4.5 million on the problem credit.  This payment satisfied the full obligation of the borrower with the exception of an $183,000 secured note.  It is anticipated that the recovery will result in a reduction in the provision for loan losses in the fourth quarter of 2006.

          In March 2006, we placed loans to a second borrower on non-accrual based on deterioration in that borrower’s financial condition.  The loans to the second borrower had a combined balance of approximately $2.1 million as of June 30, 2006.

          As of September 30, 2006, the allowance for loan losses as a percentage of non-accrual loans was 111.9% compared with 373.6% as of December 31, 2005.  Total non-performing assets as a percentage of loans and foreclosed assets was 1.08% at September 30, 2006 compared with 0.39% as of December 31, 2005.

          The following table summarizes the non-performing assets as of the end of the last five quarters (dollars in thousands):

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Non-Accrual Loans	$9,289	$6,058	$11,164	$3,000	$4,989
Renegotiated Loans	-0-	-0-	-0-	-0-	-0-
Other Real Estate Owned and Other Foreclosed Assets	-0-	-0-	387	-0-	-0-

Total Non-Performing Assets	$9,289	$6,058	$11,551	$3,000	$4,989

As a Percent of:
Total Assets	0.79%	0.52%	1.03%	0.27%	0.46%
Total Loans and Other Real Estate/ Foreclosed Assets	1.08%	0.72%	1.43%	0.39%	0.66%
Loans Past Due 90 days or More and Still Accruing	$636	$-0-	$-0-	$-0-	$2,178

          As of September 30, 2006, non-accrual loans were comprised of $5,382,000 in commercial loans, $3,819,000 in real estate mortgage loans and $88,000 in consumer loans.

          The following table summarizes the relationship between non-performing loans, criticized loans and the allowance for loan losses (dollars in thousands):

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Non-Performing Loans	$9,289	$6,058	$11,164	$3,000	$4,989
Criticized Loans	32,808	31,620	30,732	35,161	39,450
Allowance for Loan Losses	10,399	9,958	13,092	11,208	11,131
Allowance for Loan Losses as a Percent of:
Non-Performing Loans	112%	164%	117%	374%	223%
Criticized Loans	32%	31%	43%	32%	28%

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

          Total criticized loans were $32.8 million at September 30, 2006, a decrease of $2.4 million and $6.6 million from the levels of December 31, 2005 and September 30, 2005, respectively.   The loan charge-off previously discussed materially contributed to the decrease in criticized loans.  Criticized loans as a percentage of total loans were 3.8%, 4.5% and 5.2% as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

Interest Rate Sensitivity

          Interest rate sensitivity is the relationship between changes in market interest rates and net interest income due to the repricing characteristics of assets and liabilities.

          The following table, commonly referred to as a “static GAP report”, indicates the interest rate sensitivity position at September 30, 2006 and may not be reflective of positions in subsequent periods (dollars in thousands):

					Repriced After 1 Year or Non-interest Sensitive
	Matures or Reprices within:			Total Rate Sensitive One Year or Less

	30 Days or Less	31-180 Days	181 to One Year			Total

Earning Assets:
Loans	$385,963	$60,320	$63,421	$509,704	$348,136	$857,840
Investment Securities	14,395	54,058	27,381	95,834	155,319	251,153
Federal Funds Sold and Interest Bearing Deposits	1,015	-0-	-0-	1,015	-0-	1,015

Total Earning Assets	401,373	114,378	90,802	606,553	503,455	1,110,008

Interest Bearing Liabilities:
Interest-Bearing Transaction Accounts and Savings	422,864	-0-	-0-	422,864	-0-	422,864
Certificates of Deposit under $100,000 and IRA’s	11,038	31,158	29,813	72,009	25,168	97,177
Certificates of Deposit $100,000 or More	15,508	42,832	46,498	104,838	33,056	137,894
Borrowings	121,370	5,000	15,000	141,370	-0-	141,370

Total Interest Bearing Liabilities	570,780	78,990	91,311	741,081	58,224	799,305

Interest Sensitivity Gap	$(169,407)	$35,388	$(509)	$(134,528)	$445,231	$310,703

Cumulative Gap	$(169,407)	$(134,019)	$(134,528)

Periodic Gap to Total Assets	(14.39)%	3.01%	(0.04)%
Cumulative Gap to Total Assets	(14.39)%	(11.38)%	(11.42)%

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

          Beta factors are an estimation of the long term, multiple interest rate environment relation between an individual account and market rates in general.  For instance, NOW, savings and money market accounts, which are repriceable within 30 days, will have considerably lower beta factors than variable rate loans and most investment categories.  Taking this into consideration, it is quite possible for a bank with a negative cumulative GAP to total asset ratio to have a positive “beta adjusted” GAP risk position.  As a result of applying the beta factors established by management to the earning assets and interest bearing liabilities in the static gap report via a simulation model, the negative cumulative GAP to total assets ratio at one year of (11.42%) was reversed to a positive 16.65%  “beta adjusted” GAP position.  Management feels that the “beta adjusted” GAP risk technique more accurately reflects the Corporation’s GAP position.

Capital

          At September 30, 2006, shareholders’ equity totaled $88.8 million, an increase of $7.4 million, or 9.1%, compared to December 31, 2005, and an increase of $9.0 million, or 11.3%, compared to September 30, 2005.  This increase reflects the increase in retained earnings which was partially offset by the payment of dividends, the increase in the unrealized loss on available-for-sale investment securities and the impact of the purchase of treasury stock.  The unrealized loss, net of tax benefit, on available-for-sale investment securities increased $67,000 in the nine months ended September 30, 2006.

          On April 18, 2006, the Board of Directors of the Corporation approved a stock purchase plan (the “2006 Stock Purchase Plan”) authorizing management to purchase up to 623,675 shares of the Corporation’s common stock on behalf of the Corporation over the twelve-month period beginning April 19, 2006 and ending on April 18, 2007, including in open market transactions, privately negotiated transactions or other transactions in accordance with all applicable state and federal laws and regulations.  In the quarter ended September 30, 2006, no shares were purchased by the Corporation pursuant to the 2006 Stock Purchase Plan.

          The Corporation’s ability to purchase shares of the Corporation’s common stock is subject to various banking laws, regulations and policies as well as rules and regulations of the Securities and Exchange Commission.

          We and the Bank are subject to capital adequacy guidelines established by the Federal Reserve Board and other regulatory authorities.  The table below illustrates the Bank’s and our compliance with the capital adequacy guidelines as of September 30, 2006 and 2005 (dollars in thousands):

	September 30, 2006		September 30, 2005

	The Consolidated Corporation	Summit Bank, N.A.	The Consolidated Corporation	Summit Bank, N.A.

Total Assets	$1,177,313	$1,178,730	$1,074,261	$1,073,868
Risk Weighted Assets	884,807	884,781	801,549	801,532
Equity Capital (Tier 1)	93,120	92,378	82,627	82,632
Qualifying Allowance for Loan Losses	10,399	10,399	10,037	10,033

Total Capital	$103,519	$102,777	$92,664	$92,665

Leverage Ratio	8.25%	8.03%	8.04%	8.05%
Risk Capital Ratio:
Tier I Capital	10.52%	10.44%	10.31%	10.31%
Total Capital	11.70	11.62	11.56	11.56

          As of September 30, 2006, the Bank exceeded the risk-based capital and leverage requirements set by regulatory authorities and satisfied the criteria for classification as a “well capitalized” institution under the rules of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Liquidity

          Our primary “internal” sources of liquidity consist of the federal funds that we sell and our portfolio of marketable investment securities, particularly those with shorter maturities.  Federal funds sold and investment securities maturing within 90 days represented $28.8 million, or 2.45%, of total assets as of September 30, 2006.  Additionally, our ability to sell loan participations, purchase federal funds and obtain advances from the Federal Home Loan Bank serve as secondary sources of liquidity.  The Bank has approved federal funds lines at other banks.

          Our liquidity is enhanced by the fact that 85.2% of our total deposits at September 30, 2006 were “core” deposits.   Core deposits are defined as total deposits less public funds, brokered deposits and certificates of deposit greater than $100,000.   Core deposits are generally more stable (i.e., less likely to be withdrawn) than other deposits.  Additionally interest-bearing core deposits may have lower interest rates than other interest-bearing deposits.  Our loan to deposit ratio averaged 92.7% for the nine month period ended September 30, 2006.

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

          On May 3, 2004, the Corporation formed SBI Trust and SBI Trust subsequently issued $12.0 million of floating rate (three month LIBOR plus a margin of 2.65%) Capital Securities (the “Trust Capital Securities”).  Concurrent with the issuance of the Trust Capital Securities, SBI Trust issued trust common securities to the Corporation in the aggregate liquidation value of $372,000.  The proceeds of the issuance of the Trust Capital Securities and trust common securities were invested in the Corporation’s Floating Rate Junior Subordinated Deferrable Debentures (the “Deferrable Debentures”), which mature on July 7, 2034 and have a call feature that permits the Corporation to redeem any or all of the securities after July 7, 2009.  The interest rate on the Deferrable Debentures at September 30, 2006 was 8.16%.  The Deferrable Debentures, which are the only asset of SBI Trust, are subordinated and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated May 3, 2004) of the Corporation.

          On September 15, 2005, we obtained a line of credit from a bank under which we may borrow $10,000,000 at a floating rate (three month LIBOR plus a margin of 2.00%).  The line of credit is secured by stock of the Bank.  The original maturity date of the line of credit was extended from September 15, 2006 to December 8, 2006, whereupon, if balances are outstanding, the line converts to a term note having a five year term.  The Corporation will not pay a fee for any unused portion of this line.  At September 30, 2006, there were no amounts outstanding under the line.   The purpose of the line is to provide an additional liquidity source.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

          Except as set forth herein, during the nine months ended September 30, 2006, there have been no material changes outside the ordinary course of the Corporation’s business in the contractual obligations specified in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

          At September 30, 2006, outstanding documentary and standby letters of credit totaled $9,117,000 and commitments to extend credit totaled $238,095,000.  Documentary and standby letters of credit and commitments to extend credit totaled $6,637,000 and $227,031,000 at December 31, 2005.  The increase in commitments to extend credit reflects the continued demand for credit facilities in our market.

Related Party Transactions

          The Bank has made loan transactions in the ordinary course of business with certain of its and the Corporation’s officers, directors and their affiliates. All loans included in such transactions are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other unrelated persons and all such loans are current as to principal and interest payments.  Total loans outstanding to such related parties amounted to approximately $6,843,000 at September 30, 2006 and $9,356,000 at December 31, 2005.

Merger

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

Subsequent Events

          On October 5, 2006, the Company filed a Form 8-K Report with the Securities and Exchange Commission reporting a loan charge-off recovery of $3.0 million was recorded resulting from a cash payment of $4.5 million on the credit.  This payment satisfies the full obligation of the borrower with the exception of an $183,000 secured note.  It is anticipated that the recovery will result in a reduction in the provision for loan losses for the year of 2006 that is to be recorded in the fourth quarter.

          On October 18, 2006, the Board of Directors of the Corporation approved a quarterly dividend of $.08 per share to be paid on November 15, 2006 to shareholders of record on November 1, 2006.

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

          The Corporation adopted FAS No. 123R, “Share-Based Payments,” effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Corporation accounted for stock-based compensation under the recognition and measurement principles of Accounting  Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation recognized $128,000 in total stock-based compensation expense during the first nine months of 2006.

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

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

          There were no material changes in market risks faced by the Corporation from December 31, 2005 to September 30, 2006.  For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Liquidity.”

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

          There was no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Corporation’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

          Except as set forth herein, there have been no material changes from the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.

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

          In the quarter ended September 30, 2006, no shares were purchased by the Corporation pursuant to the 2006 Stock Purchase Plan.  No information is required to be furnished by Item 703 of Regulation S-K for any other purchase made in the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities

                              Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

                              Not applicable

Item 5.	Other Information

                              Not applicable

Item 6.	Exhibits

2.1

Agreement and Plan of Merger by and between the Corporation and Cullen/Frost Bankers, Inc dated July 2, 2006 (incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K dated July 2, 2006 and filed on July 3, 2006)

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

SUMMIT BANCSHARES, INC.
Registrant

Date: November 8, 2006	By:	/s/ Philip E. Norwood

Philip E. Norwood, Chairman, President
and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Bob G. Scott

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